Form 10-K
period 2009-12-31
DIRECTV
filed 2010-02-26
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE	26-4772533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California	90245
(Address of Principal Executive Offices)	(Zip Code)
Registrant's telephone number, including area code: (310) 964-5000
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Exchange on Which Registered
Class A Common, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

         As of June 30, 2009, the aggregate market value of our predecessor, The DIRECTV Group, Inc.'s, voting and non-voting common equity held by non-affiliates was $11,041,195,097. This amount excludes Liberty Media Corporation's approximately 55% ownership interest in our outstanding common stock as of such date.

         As of February 22, 2010, the registrant had outstanding 913,331,533 shares of Class A common stock and 21,809,863 shares of Class B common stock.

         Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on June 3, 2010	Part I, Item 5 Part III, Items 10 through 14

DIRECTV

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. In addition, beginning November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 65% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2009, DIRECTV U.S. had over 18.5 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of December 31, 2009, PanAmericana had approximately 2.7 million subscribers, Sky Brazil had approximately 1.9 million subscribers and Sky Mexico had approximately 1.9 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, currently known as FSN NorthwestTM, FSN Rocky MountainTM and FSN PittsburghTM, respectively. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in GSN, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a series of related equity collars, became wholly-owned subsidiaries of DIRECTV.

        The holders of outstanding shares of DIRECTV Group common stock (other than direct or indirect subsidiaries of LEI) received one share of DIRECTV Class A common stock for each share of DIRECTV Group common stock held. The holders of outstanding shares of LEI Series A common

DIRECTV

stock and Series B common stock (other than Dr. John Malone and his family, or the Malones) received 1.11130 shares of DIRECTV Class A common stock for each share of LEI Series A or Series B common stock held. The Malones received 1.11130 shares of DIRECTV Class B common stock for each share of LEI Series B common stock held.

        DIRECTV has two classes of common stock outstanding, Class A common stock and Class B common stock. The DIRECTV Class A common stock is entitled to one vote per share and the Class B common stock is entitled to 15 votes per share. The DIRECTV Class A common stock trades on the NASDAQ® Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV Group common stock has been delisted and no longer trades on the NASDAQ. The DIRECTV Class B common stock will not be listed on any stock exchange or automated dealer quotation system. The Malones own all outstanding Class B common stock, and have agreed to limit their Class B voting rights to 24% of the total voting power of DIRECTV's common stock. Including their Class A and Class B ownership interests, the Malones hold an approximate 2.7% economic interest and an approximate 24.3% voting interest in DIRECTV.

        DIRECTV Group has been treated as the acquiring corporation in the Liberty Transaction for accounting and financial reporting purposes and accordingly, the historical financial statements of DIRECTV Group are reported as the historical financial statements of DIRECTV.

        For additional information regarding the Liberty Transaction, refer to Note 3 of the Notes to the Consolidated Financial Statements and Amendment No. 5 to DIRECTV's Registration Statement on Form S-4 filed with the SEC on October 20, 2009.

        DIRECTV was incorporated in Delaware in 2009.

DIRECTV U.S.

        Through DIRECTV U.S., we provide over 18.5 million subscribers with access to hundreds of channels of digital-quality video pictures and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry. As of December 31, 2009, we distributed more than 2,000 digital video and audio channels, including about 200 basic entertainment and music channels, 40 premium movie channels, over 50 regional and specialty sports networks, over 120 Spanish and other foreign language special interest channels, over 31 pay-per-view movie and event choices, and over 130 national high-definition, or HD, television channels. Although we distribute more than 1,500 local channels—over 500 in high-definition—a subscriber generally receives only the local channels in the subscriber's home market. In addition, we offer an on demand service named DIRECTV on DEMAND which, as of the end of 2009, provided a selection of about 6,000 movie and television programs to our subscribers who have a broadband connection to their set-top receiver. As of December 31, 2009, we provided local channel coverage in standard definition to markets covering about 95% of U.S. television households. In addition, we provided HD local channels to markets representing approximately 92% of U.S. TV households. In the second quarter of 2010, we expect to further expand our offering of HD channels when the recently launched DIRECTV 12 satellite begins operations.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, interactive and mobile services.

DIRECTV

        To subscribe to the DIRECTV® service, subscribers acquire receiving equipment from either us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. Most set-top receivers provided to new and existing subscribers are leased subsequent to the introduction of a lease program on March 1, 2006. The receiving equipment consists of a small receiving satellite dish antenna, a digital set-top receiver and a remote control, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

Key Strengths

  •
  Large Subscriber Base.  We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, installation and repair service, broadcast operations and general and administrative services.

  •
  Leading Brand Name.  Results from a study we commissioned in 2009 indicated that 96% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package and international programming. In addition, we have a substantial amount of capacity in the Ka-Band spectrum which enables us to provide one of the most extensive national HD offerings currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with most cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including the largest choice of 1080p movies.

  •
  Strong Customer Service.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have been rated ahead of every major cable company in customer service for nine consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.  We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is

DIRECTV

    currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

    In addition, we hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been launched into these orbital slots have substantially increased our channel capacity, allowing us to provide one of the most extensive HD channel offerings currently available across the United States. We also have obtained approval from the FCC to transmit our signal in the Ku-Band from one of our satellites that has been stationed at a temporary orbital location at 72.5° WL and from leased capacity on a satellite at 95° WL.

    Our satellite-based service provides us with many advantages over ground- based cable television services. We have the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

  •
  Strong Balance Sheet.  We believe our substantial cash position and relatively low debt levels combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve shareholder value. Additionally, we have repurchased nearly $10 billion of our common stock over the last four years, retiring approximately 34% of our outstanding shares, and have announced a new $3.5 billion share repurchase plan which we expect to complete during 2010.

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service.

  •
  Offer Differentiated and Exclusive Content and Services.  To fulfill our goal, we believe we must provide the most extensive collection of valuable programming and interactive services to our customers.

  •
  Provide the Most Extensive Collection of Valuable Programming.  We believe that we currently have one of the most extensive collections of programming in the MVPD industry and our strategy is to continue improving our offering. For example, we offer content which is not offered by other MVPD providers such as NFL SUNDAY TICKET where subscribers can watch up to 14 games each week, most of which are offered in HD. We have also signed agreements to be the exclusive MVPD provider of NCAA® MEGA MARCH MADNESS®. In addition, we offer our customers The 101® Network, a free premium channel dedicated to the broadcast of unique and exclusive content including series such as Friday Night Lights, Deadwood®, Sleeper Cell® and The NineTM as well as concert performances by top-rated artists. In 2009, we also launched new shows on The 101 Network such as The Dan Patrick ShowTM and Trailer Park Boys®.

  We also believe we currently have one of the most extensive national HD channel offerings as well as the largest lineup of 1080p movies in the MVPD industry. Additionally, when our DIRECTV 12 satellite is put into service in the second quarter of 2010, we expect to have

DIRECTV

      the capacity to broadcast approximately 200 national HD channels to nearly all U.S. television households. As part of this rollout, we plan on offering local channels in HD to 19 additional markets, bringing the total number of HD local channel markets to 157—covering over 95% of TV homes. Subscribers receiving local HD channels will generally only receive the channels broadcast in their home market. Additionally, in 2010 we plan on being one of the first MVPD providers to offer dedicated 3D programming by introducing three 3D channels to our HD customers who have purchased 3D television sets.

      We also expect to expand our DIRECTV on DEMAND, our video on demand, or VOD, service for subscribers that have the DIRECTV Plus® digital video recorder, or DVR, or DIRECTV Plus® HD DVR set-top receivers. As of year end 2009, DIRECTV on DEMAND offered about 6,000 titles providing thousands of hours of top programming from the major broadcast and cable networks, as well as popular movies. Most of the titles are offered free of charge and are downloaded from the Internet through a broadband connection for those subscribers with a DIRECTV Plus HD DVR. In addition, we download top movies via our satellites to a customer's DVR hard drive. In 2010, we expect to introduce a new movie service, DIRECTV CinemaTM, which will substantially increase the number of new release movies available for our customers to view and purchase from either their television, laptop computer or mobile telephone.

    •
    Expand and Enhance Interactive Services.  We believe that enhanced and interactive services play an important role in the subscriber experience. For example, NFL SUNDAY TICKET subscribers can view a mix-channel with up to 8 games on one screen while the SUPERCASTTM service lets viewers access games and interactive statistics online through a personal computer. We also offer interactive services for many major tennis and golf events, including the Masters® golf tournament, where we dedicate several extra channels of event coverage, interactive scoreboards and a mix channel, all of which no other MVPD operator provides. In 2009, we launched our free TV Apps service, which are applications that appear on the TV, including Flickr®, weather forecasts and other user generated programs for customers who connect their DIRECTV Plus HD DVR to their broadband router. We have added interactive applications for the 2010 Winter Olympics, such as medal count pages and special USA team coverage.

    •
    Regional Sports Networks.  Our three regional sports networks acquired in November 2009 provide us with promotional opportunities and will enable us to further develop unique and differentiated sports programming.

  •
  Technology Leadership.  We believe that technological leadership has been and will continue to be important to our ability to introduce services that are easy to use and subscriber-friendly, while also reducing costs. We believe that advancements in technology will drive subscriber demand for enhanced DVRs and HD equipment, VOD, a whole-house entertainment solution, mobile and portable devices.

  •
  Introduce Multi-Room, Whole-House, Mobile and Portable Services.  We believe that it is important for our subscribers to have multiple ways to access DIRECTV® programming throughout the home and on devices outside of the home. Accordingly, in 2010 we will be introducing a multi-room viewing service. This service will enable customers with the proper equipment to share content and recorded shows around the house. In the second half of 2010, we expect to introduce a home media center that will provide HD, DVR and standard-definition video functionality throughout the home and allow customers to access stored content, including video, photos and music, seamlessly from any connected television

DIRECTV

      in a home. We also intend to make DIRECTV programming more ubiquitous by offering it on portable and mobile devices, including cell phones. For example, in 2009, subscribers to our NFL SUNDAY TICKET™ SuperFan® package were able to stream live NFL games to their mobile phones. In addition, we believe that our ongoing marketing relationships with the major wireless telephony providers such as AT&T and Verizon provide us a unique opportunity to develop compelling applications for our customers.

    •
    Enhance/Improve User Interface/Guide.  We are constantly striving to improve our guide and user interface because it is important that our subscribers are able to access the many offerings we provide in as easy and intuitive a manner as possible. For example, in January 2010 we introduced Smart Search which helps customers find what they are looking for on TV faster and easier as well as providing significantly more information about the television programs and actors they are interested in watching.

    DIRECTV has led the industry in the application of remote DVR scheduling technology as over 2 million of our customers have scheduled over 12 million recordings remotely to DIRECTV DVRs through 2009. We also introduced ScoreGuideTM in 2009 which, at the press of a button, enables customers to easily track scores and start times of major sporting events, see a list of channels carrying each event and tune directly to those channels. In 2010, we expect to further expand ScoreGuide, to include Olympic and soccer coverage. Another example of our improved user interface is GameSearchTM which automatically recognizes when a customer has tuned to a channel with a blacked-out sports game and immediately looks to see if the game is on another channel. It then provides the customer a message telling them where to find the game or if it is unavailable.

  •
  Enhance Sales and Marketing; Focus on High Quality Subscribers; Improve Customer Service, Distribution and Installation.  We expect to continue to grow our subscriber base and maintain relatively low churn levels by focusing on acquiring higher quality subscribers, as well as improving our customer service, distribution and installation.

  •
  Enhance Sales and Marketing.  We expect to continue growing our subscriber base through marketing programs that capitalize on the strength of our brand and extensive programming. In addition, we expect that our expanded national and local HD programming, as well as many of our new services including multi-room viewing, DIRECTV Cinema and the home media center will increase sales from customers purchasing these services. We also intend to continue focusing on local advertising and marketing to ensure that our competitive strengths are effectively targeted based on competitive factors, demographics and geography.

  •
  Maintain Low Levels of Churn by Attracting High Quality Subscribers.  We believe that in order to maintain churn at relatively low levels, we must continue to improve the overall quality of our subscriber base by regularly refining our credit and identification policies to properly reflect the changing competitive and economic landscape. However, we believe it is also important to balance churn levels by adjusting our upgrade and retention policies and costs to help assure appropriate financial returns.

  •
  Improve Customer Service, Distribution and Installation.  We strive to attain the gold standard in customer service throughout a customer's lifecycle. We expect to improve customer service, distribution and installation services while also improving operational efficiencies. For example, in 2008 and 2009 we entered into several transactions which resulted in a substantial portion of our previously outsourced service and installation network technicians becoming DIRECTV U.S. employees. By having these technicians as employees of

DIRECTV

      DIRECTV U.S., we have reduced turnover and improved the overall customer experience, and performance of the remaining outsourced technicians has also generally improved. We have also improved the quality and usage of our web-based customer service capabilities, improved the tools that our customer service representatives have at their disposal, and simplified our customer bills. In addition, we have implemented a new work order management system that has improved the scheduling and tracking of our installation and service calls including the use of wireless handheld devices so that our service technicians can improve the efficiency of their daily work orders. In 2009, we have seen substantial improvements in many of our customer service and installation metrics and we expect to make further improvements in 2010.

    •
    Improve and Expand Relationships with Telcos.  In February 2009, AT&T began marketing a bundle of broadband Internet, telephone services and DIRECTV video service to new and existing customers. AT&T's territories include 22 states and cover approximately 44 million households. With this relationship, we now have agreements with the three major telecommunications companies—AT&T, Verizon and Qwest—covering approximately 90 million homes in the United States. We are also working with the telcos to develop new services including more integrated bundles and wireless applications.

Infrastructure

        Satellites.    We currently have a fleet of twelve geosynchronous satellites, including eleven owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 72.5° WL (one), and 95° WL (one-leased). We also have five Ka-Band satellites at our 99° WL (two) and 103° WL (three) orbital locations. The 72.5° WL orbital location is used pursuant to an arrangement with Telesat Canada and Bell ExpressVu.

        We are currently evaluating whether to begin construction of an additional satellite to provide additional services as well as backup capacity. If we do decide to acquire such a satellite, we expect that it would be launched and go into service in 2013.

        Satellite Risk Management.    At times, we use launch and in-orbit insurance to mitigate the potential financial impact of satellite fleet launch and in-orbit failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally does not compensate for business interruption or loss of future revenues or subscribers. We rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact of a potential satellite failure on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses.

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2009, the net book value of DIRECTV U.S.' in-orbit satellites was $1,516 million, none of which is insured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have built two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We have also built five uplink facilities which are used to provide HD local channels. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

DIRECTV

        Installation Network.    The DIRECTV home service provider, or HSP, installation and service network performs installation, upgrades and other service call work for us. In 2008 and 2009, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 4,000 technicians and utilize an additional 11,000 technicians from seven outsourced companies around the United States. The combined workforce completed approximately 93% of all in-home visits in 2009. We set the standards for the quality of installation and service, perform quality control, manage inventory and monitor the overall service network performance for nearly all of the third-party installation network.

        Customer Service Centers.    As of December 31, 2009, we used 36 customer service centers employing over 16,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Precision Response Corporation, Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our over 18.5 million subscribers represent approximately 19% of MVPD subscribers at December 31, 2009.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 62% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2009, it had the capability to serve 15 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2010. In addition, AT&T has begun deploying fiber optic lines to neighborhoods and

DIRECTV

    expects to have the capability to serve approximately 30 million of its customers by the end of 2011. As of year end 2009, Verizon had nearly 3 million video subscribers and AT&T had approximately 2 million video subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH Network, which had over 14 million subscribers at the end of 2009, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, AppleTM offers two hundred television shows and 400 movies for rental or purchase, some in high-definition, on the online iTunes® Store. In addition, Hulu™ is an online video service website which provides free movies and TV shows from over 190 content providers including Fox, Disney, NBC Universal, MGM Studios, Sony Pictures and Warner Bros. This content can be accessed on demand through its website and those of its partners—AOL, MSN, MySpace and Yahoo. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, have begun selling and renting movies via Internet download. For example, Netflix has a library of 17,000 movies and TV shows available for download to its over 12 million subscribers. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like the Xbox® can be directly connected to the Internet and have the capacity to stream video to the television.

  •
  Mobile Video.  Many companies are beginning to offer mobile applications for video allowing consumers to watch video on the go. For example, AT&T offers mobile TV which provides users the ability to watch full length TV shows from ABC, CBS, ESPN and other programmers on their cell phones. Verizon Wireless offers V Cast™ which allows subscribers to watch many of the top TV shows including college football and basketball on their mobile phone for a modest fee. In addition other mobile applications and services are becoming available such as FLO TVTM service from Qualcomm. FLO TV provides portable TV with full length shows from programmers such as Fox, CBS, Fox News Channel and ESPN on a portable device. Other cable and satellite distributors are also focused on distributing their content to their customers on the go.

  •
  Small and Rural Telephone Companies.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, CenturyTel, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

  •
  Local Broadcasters.  Most areas of the United States can receive traditional digital television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. There are over 2,000 TV broadcast stations in the U.S. split among 210 TV markets.

DIRECTV

DIRECTV LATIN AMERICA

        DTVLA is the leading provider of DTH digital television services throughout Latin America and the Caribbean, which includes Puerto Rico. DTVLA provides a wide selection of high-quality local and international programming under the DIRECTV and SKY brands to approximately 2.7 million subscribers in PanAmericana and approximately 1.9 million subscribers in Brazil. Our 41% owned affiliate, Sky Mexico, has more than 1.9 million subscribers in Mexico and certain countries in Central America. Including Sky Mexico, DIRECTV and SKY service over 6.5 million customers throughout the region.

        We own 100% of PanAmericana (which operates principally in South America and the Caribbean, including Puerto Rico), 74% of Sky Brazil (which operates in Brazil), and 41% of Sky Mexico (which operates in Mexico, Central America and the Dominican Republic). Globo Comunicações e Participações S.A., or Globo, owns the other 26% of Sky Brazil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

        In connection with the approval of Liberty Media's acquisition of its equity interest in us from News Corporation in February 2008, the FCC required DTVLA to sever the "attributable interests" between our DIRECTV Puerto Rico subsidiary and Liberty Cablevision of Puerto Rico, Ltd., or LCPR, by February 26, 2009. We assumed responsibility for satisfaction, modification or waiver of this condition. In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who is required to oversee the management and operation of DIRECTV Puerto Rico, and has the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We continue to consolidate the results of DIRECTV Puerto Rico following this transaction.

Key Strengths

  •
  High Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality picture and sound, as well as interactive features. We believe that this compares favorably with cable providers in Latin America, who typically continue to broadcast only analog services or a combination of analog and digital services to a large percentage of their subscribers.

  •
  Large Subscriber Base and Pan-Regional Scale of Service.  On a regional basis, we are the largest provider of pay television services in Latin America. We believe that this scale provides us with the opportunity to obtain programming on favorable terms, and contributes to economies of scale in other areas, such as customer service, equipment and technology purchasing and broadcast operations.

  •
  Relationship with DIRECTV U.S.  We believe that DTVLA's relationship with DIRECTV U.S. is a key strength. PanAmericana and Sky Brazil have aligned their set-top receiver specifications and middleware technologies with those of DIRECTV U.S., allowing them to take advantage of DIRECTV U.S.' economies of scale. We believe it also allows DTVLA to launch new features and services at a lower cost and move more rapidly than its competitors in Latin America. Sky Mexico is also in the process of aligning its set-top receiver technology with DIRECTV U.S.

  •
  Leading Brands.  DIRECTV and SKY continue to position their brands in Latin America as a leader in digital entertainment and the best quality television available. In 2009, this was particularly accentuated by the aggressive positioning of our advanced products, such as DVRs

DIRECTV

    and HD DVRs throughout the territory, which translated into pan-regional penetration rates which averaged over 25% of gross subscriber additions in the fourth quarter.

  •
  Strong Customer Service.  We believe that we have a higher level of customer service than our competitors which is an important element in minimizing subscriber churn and attracting new subscribers.

Business Strategy

        Our goal is to provide subscribers with the best video experience available. Our strategy focuses on leveraging DTVLA's competitive advantages that differentiate our service offerings from those of our competitors.

  •
  Offer Unique Content.  We expect that we can leverage our greater scale to offer unique and compelling content to subscribers. For example, in most of the territories in which we operate we will be the only provider of television services where subscribers can see all of the 2010 FIFA World Cup™ games, and we are the only operator distributing all of the games in high definition. In some cases, we have exclusive rights to 2010 FIFA World Cup games. Similarly, Sky Brazil, PanAmericana and Sky Mexico have licensed exclusive rights through the 2011-2012 season to the Spanish soccer league, which in most countries is the second most popular soccer league, behind the local country leagues.

  •
  Increase DVR Penetration.  A key aspect of our strategy is to use the availability of high quality, reasonably priced DVRs as a cornerstone to distinguish our service from our competitors' services. We believe that our technology and pan-regional scale, as well as the relationship with DIRECTV U.S., can be leveraged to provide DVRs that are more functional and less costly than those of our competitors. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. As a result of this leadership position, as of the end of 2009, approximately 11% of our subscribers had DVR service.

  •
  Establish Leadership Position in High-Definition.  PanAmericana and Sky Brazil launched HD services in 2008 and mid-2009, respectively. Other than in Chile and Puerto Rico, our competitors have limited or no HD offerings and many face significant network capacity constraints that limit their ability to offer HD services on a significant scale. Although we believe that the HD content offerings will be more limited in Latin America than in the United States for the next several years and the uptake of HD services in Latin America will be much slower than in the United States, we expect that our ability to offer high quality HD services will provide another opportunity for us to differentiate the quality of our services from those of our competitors. As of year end 2009, Sky Brazil offered its customers 30 HD channels and PanAmericana offered on average 8 HD channels.

  •
  Enhance Programming Features.  We believe that we can differentiate our service from our competitors through the use of enhanced features such as interactivity. For example, we first offered interactive services for soccer matches from the 2006 FIFA World Cup and will provide similar features for the 2010 FIFA World Cup. We have offered similar interactive services for the United States Open and Major League Baseball®.

Infrastructure

        We provide services in PanAmericana and Brazil from leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Currently, these satellites

DIRECTV

do not have a backup, however we have arranged to lease a backup satellite which was successfully launched in February 2010 that will serve Sky Brazil and Sky Mexico. We anticipate that this satellite will be available for operations in the second quarter of 2010.

        See Item 1A. "Risk Factors" below for additional information regarding satellite launch and operational risks.

        Our principal digital broadcast centers are located in the United States and Brazil. We also have several smaller satellite uplink facilities in the region.

Competition

        The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, who distribute their programming by satellite, cable, terrestrial microwave systems, traditional over-the-air broadcasting or the Internet. In addition, in certain markets we face significant competition from illegal and informal sector pay television operations. We compete primarily on the basis of programming selection, price, technology and quality.

        In most of the markets in which we operate, cable television is our principal competition. Cable services have been in commercial operation longer than other pay television platforms, and have established large subscriber bases and widespread brand recognition. They have typically offered analog services for lower monthly fees and with lower upfront installation and connection fees than we do. In addition, the cable operators with which we compete are in various stages of upgrading their networks to provide broadband and telephony services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services, which can adversely affect the attractiveness of our offers to subscribers.

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, launched DTH services in Peru, Chile and Brazil in 2006, Colombia in 2007 and Venezuela in 2008. Telmex provides DTH service in Chile and Peru, and in 2009 it launched services in Brazil through its affiliate, Embratel. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), launched a DTH service in 2009. Also, in Mexico a joint venture of EchoStar Corp. and MVS Comunicaciones launched a new DTH service, with substantial commercial support and cooperation from Telmex, which due to regulatory restrictions is not currently permitted to provide its own video services in Mexico. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically seek to focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

        In a number of markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including video programming. These and other companies have announced plans to build wireless broadband networks that will also be capable of delivering broadband, telephony and video services. However, to date only a very small number of such upgrades and build outs have been actively pursued on other than a test basis.

DIRECTV

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures, including potential wireless broadband investments or alliances, in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies with which we can jointly provide services to our subscribers.

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC, and similar regulatory agencies in Latin America and, to a certain extent, by the legislative branches, other federal agencies, and state and local authorities in the countries where we operate. We are also subject to the rules and procedures of the International Telecommunications Union, or ITU, a specialized agency of the United Nations within which governments and the private sector coordinate global telecommunications networks and services. Depending upon the circumstances, noncompliance with legislation or regulations promulgated by these entities could result in the suspension or revocation of our licenses or registrations, the termination or loss of contracts or the imposition of contractual damages, civil fines or criminal penalties.

        This section sets forth a summary of regulatory issues pertaining to our operations in the United States and is not intended to describe all present and proposed government regulation and legislation affecting the MVPD industry or our business.

        FCC Regulation Under the Communications Act and Related Acts.    The Communications Act and other related acts give the FCC broad authority to regulate the operations of our company.

        The ownership and operation of our DBS/DTH system is regulated by the FCC primarily for:

  •
  the licensing of DBS and DTH satellites, earth stations and ancillary authorizations;

  •
  the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations or the replacement of an existing satellite with a new satellite;

  •
  compliance with the terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites;

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

  •
  compliance with the Communications Act and FCC rules governing U.S.- licensed DBS and DTH systems.

        The FCC grants authorizations to satellite operators that meet its legal, technical and financial qualification requirements. The FCC conditions such authorizations on satisfaction of ongoing due diligence, construction, reporting and related obligations.

        All of our satellites and earth stations are or have been licensed by the FCC. Currently, two of our satellites are licensed by the government of Canada. While the FCC generally issues DTH space station licenses for a fifteen-year term, DBS space station and earth station licenses are generally issued for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to renew a satellite operator's license or authorize an operator to operate for a period of time on special temporary authority, or decline to renew the license. If the FCC declines to renew the operator's license, the operator is required to cease operations and the frequencies it was previously authorized to use would revert to the FCC.

DIRECTV

        Currently, we have several applications pending before the FCC, including applications to launch and operate future satellites to support DIRECTV's services. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Improvement Act, or SHVIA, allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVIA, as amended by the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA, also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVERA also prohibits satellite carriers from signing up a new subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier provides local analog or local digital signals, respectively. SHVERA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVIA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. Further, an FCC order interpreting the requirement that satellite carriers retransmit local digital signals with "equivalent bandwidth" of significantly viewed digital signals may constrain our ability to deliver such significantly viewed digital signals. The distant-signal provisions of SHVERA were set to expire at the end of 2009, but Congress has extended that deadline to February 28, 2010. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals. Congress could also adopt amendments to SHVERA with respect to local or distant signals, including limiting the provision of distant signals. In particular, Congress is considering for the first time making subscribers ineligible for distant signals where they can receive local digital multicast signals over the air. This could adversely affect our ability to deliver distant signals to our existing or future subscribers.

  •
  Must Carry Requirement.  SHVIA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVIA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in

DIRECTV

    a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC issued an order requiring mandatory carriage of high-definition digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules when it considers SHVERA reauthorization. For example, Congress has in the past proposed legislation and may in the future enact legislation that would require us to provide local channels via satellite in all markets in the United States. We currently provide local channel coverage to approximately 155 markets representing approximately 95% of U.S. television households. If such legislation were enacted, we would be required to provide local channel coverage to an additional 55 markets representing about 5% of U.S. television households on an accelerated timetable. We believe that the capital expenditures and ongoing costs to provide this coverage would not be covered by the incremental revenue from the additional subscribers we could potentially gain in these markets. Moreover, depending upon the timetable imposed, we may not be able to comply in a timely manner.

  •
  Public Interest Requirement.  Under a requirement of the Communications Act, the FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and for which we may not impose additional charges on subscribers. FCC rules also require us to comply with a number of political broadcasting requirements to which broadcasters are subject under the Communications Act, as well as limits on the commercialization of children's programming applicable to cable operators. We believe that we are in compliance with all of these requirements, but some of them require our interpretations, which we believe are reasonable and consistent with industry practice. However, if we are challenged, the FCC may not agree with our interpretations. In addition, the FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

  •
  Emergency Alert System.  The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally-declared emergencies and to pass through emergency-related information. The FCC has adopted rules that require satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

  •
  Spectrum Allocation and License Assignment Rules.  We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and

DIRECTV

    continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 Broadcasting Satellite Service, or BSS, Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

    In 2007, the FCC adopted new service and licensing rules for the BSS in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. Among other things, the FCC established a licensing procedure under which the four parties with applications then pending—including DIRECTV—would be allowed to amend their applications to conform to the new rules and would be entitled to have those applications processed on a co-equal basis with one another before any new applications would be accepted. On July 28, 2009, the FCC granted four DIRECTV satellite applications in this band. However, foreign operators who may have international priority have indicated an interest in using slots that may conflict with some or all of these licenses. One foreign licensed operator, Spectrum Five LLC, has filed a petition seeking reconsideration of one of DIRECTV's licenses at an orbital location where Spectrum Five also proposes to operate, and that petition remains pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.  The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. A number of aspects of these rules remain subject to judicial review. In addition, one MVDDS operator recently requested a waiver of the applicable rules so that it could operate systems at substantially higher power levels in 80 markets where it holds MVDDS licenses. If granted, such a waiver may have a material adverse impact on our operation in the affected markets. Although we have opposed that waiver request, there can be no assurance that the FCC will deny it.

    On August 18, 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites—satellites that would operate in the same DBS uplink and downlink frequency bands as us, from orbital positions located in between those now assigned to the DBS service. This rulemaking follows applications by SES and Spectrum Five LLC to operate tweener satellites. Under rules that the FCC is considering, a provider could, by complying with certain technical restrictions, operate a satellite in between two orbital locations where we have already positioned our satellites without completing coordination of its operations with us and without demonstrating that such operations would not "affect" us as that

DIRECTV

    term is defined by the ITU. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to our current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. DBS service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

    On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from our DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither contacted us to attempt coordination of its tweener system nor filed for modification of its authorization as directed by the FCC.

    The FCC has also adopted rules that require satellite operators to take certain measures to mitigate the dangers of collision and orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers for all satellites launched after March 18, 2002, which apply to eight of our in-orbit satellites. We believe that we are in compliance with all of these requirements and expect that we will continue to be able to comply with them going forward, but the requirements for end-of-life disposal could result in a slight reduction in the operational life of each new satellite.

  •
  Geographic Service Rules.  The FCC requires DBS licensees to comply with certain geographic service obligations intended to foster the provision of DBS service to subscribers residing in the states of Alaska and Hawaii. We believe that we are in compliance with these rules although, in the past, some have argued otherwise to the FCC. The FCC has not acted on petitions filed several years ago by the State of Hawaii and an Alaska satellite television dealer. We cannot be sure that the FCC will agree with our view that we are in compliance with the agency's geographic services rules, or that the FCC will not require us to make potentially cumbersome and costly changes to our offerings. The FCC has also adopted similar rules for the 17/24 GHz BSS service.

  •
  FCC Conditions Imposed In Connection With the Liberty and News Corporation Transactions.  In approving Liberty's 2008 acquisition of News Corporation's equity investment in us, the FCC imposed a number of regulatory conditions on us and Liberty, some of which directly or indirectly affected our business. In granting authority for the merger of Liberty Entertainment, Inc. and DIRECTV in 2009, the FCC conditioned its approval of the transaction on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. In particular, we may be required to submit to "baseball style" arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD. We cannot predict what effect our compliance with or the FCC's enforcement of these conditions will have on our business.

DIRECTV

    Moreover, in the transaction between News Corporation and Liberty, the Commission required us to sever all "attributable" links between DTVLA's subsidiary, DIRECTV Puerto Rico Ltd. ("DTVPR"), and a Puerto Rico cable operator owned by an affiliate of Liberty. In order to comply with this condition, we put our entire interest in DTVPR into a divestiture trust in February 2009. However, we cannot be sure that the FCC will agree with our view that the trust is sufficient to sever all attributable links between the two companies, or that it will not require us to undertake further cumbersome and expensive measures to eliminate such attribution.

        International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

        Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as Federal Trade Commission, FCC and state telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission to (1) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing as well as by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

        In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business.

        In Latin America, DTVLA and its subsidiaries are subject to laws and regulations in each country in which they operate that govern many of the same aspects of our operations as in the United States, such as landing rights for satellites; spectrum, earth station and other licenses; must carry and other requirements with respect to the channels we carry; and regulations governing telemarketing and customer service, etc. Regulatory regimes in Latin America are generally less developed than in the United States, and the application of existing laws and regulations to DBS providers is at times uncertain. In addition, there are certain areas where regulations in Latin America are stricter than in the United States, such as regarding labor and consumer protection laws. Foreign exchange laws in some countries can have a material impact on our ability to repatriate funds to the United States. Also, recently in several countries such as Brazil there have been proposed laws that would require us to carry certain thresholds of domestic or "national" content which, if approved, could have a material impact on our subsidiaries operating in those countries.

DIRECTV

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain U.S. trademark registrations held by DIRECTV U.S., Sky Mexico and Sky Brazil pursuant to trademark license agreements and various intellectual property licensed from third parties, DIRECTV Group owns all of our intellectual property for the benefit of our company and our subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 1,950 issued patents worldwide relating to our past and present businesses, including over 450 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 1,100 trademarks in over 130 countries related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2010. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes, including specified universal wastes, for treatment, service, disposal or recycling. We are aware of contamination at one of our former sites. We are in the process of complying with the requirements stipulated by the government agency overseeing the site clean up and have allocated the funds to achieve the decontamination goals.

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2009, 2008 and 2007 are summarized in Note 18 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2009, DIRECTV U.S. had approximately 15,900 full-time and 300 part-time employees, DIRECTV Latin America had approximately 5,700 full-time and 1,200 part-time employees and Sports Networks and Other had approximately 200 full-time employees.

DIRECTV

ACCESS TO COMPANY REPORTS

        Our website address is www.directv.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not incorporating by reference in this Annual Report on Form 10-K any information on our website.

        In addition, our DIRECTV U.S. subsidiary, DIRECTV Holdings LLC, is a separate registrant with the SEC. You can access DIRECTV Holdings LLC's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 free of charge through our website at www.directv.com as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC.

***

        DIRECTV, DIRECT Plus, SuperFan, SUPERCAST, ScoreGuide, DIRECTV Cinema, Game Search, The 101 Network and the DIRECTV Cyclone Design are trademarks of The DIRECTV Group, Inc. and/or its related entities. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holder.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors, as well as the more detailed descriptions of our business elsewhere in this Annual Report. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also adversely affect our business, financial condition or results of operations.

        Our business, financial condition or results of operations could be materially and adversely affected by the following:

We compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, telcos and wireless companies and other land-based and satellite- based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Of the 128.6 million U.S. housing units, approximately 97.6 million subscribe to an MVPD service and approximately 62% of MVPD subscribers receive their programming from a cable operator. Cable television operators have advantages relative to us, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which we compete;

  •
  bundling their analog video service with expanded digital video services delivered terrestrially or via satellite, or with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having the ability to provide certain local and other programming, including HD programming, in geographic areas where we do not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

DIRECTV

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions, and a recent federal appeals court decision invalidating the cap on the number of subscribers a single cable operator may allow them additional avenues for growth. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately five percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos currently selling the DIRECTV service, could result in such companies focusing less effort and resources selling the DIRECTV service or declining to sell it at all. We may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as broadband networks have improved their speed and quality of service. Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        We depend on third parties to provide us with almost all of our programming services, including third parties who are our affiliates and third parties controlled by competitors. As discussed below, a limited number of cable-affiliated programmers have in the past denied us access to their programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. Our programming agreements generally have remaining terms ranging from less than one to up to ten years and contain various renewal and cancellation provisions. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not

DIRECTV

be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        In addition, many of our programming agreements are long term agreements and contain fixed annual price increases. When offering new programming, or upon expiration of existing contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. We expect this practice to continue. Increases in programming costs could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers, which could have a material adverse effect on our earnings or cash flow.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Results are impacted by the effect of, and changes in, United States and Latin America economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors in the United States and other countries in which we operate that are beyond our control, such as downturns in economic activity in a specific country or region, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial

DIRECTV

performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more to acquire and retain customers who in turn spend less on our services. If our average monthly revenue per subscriber, or ARPU, decreases, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate further, our subscriber growth could decline and our churn rate could increase which would have a material adverse effect on our earnings and financial performance.

DTVLA is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.

        All of DTVLA's operating companies are located outside the continental United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean Basin, which makes it vulnerable to risks of conducting business in foreign markets, including:

  •
  difficulties and costs associated with complying with a wide variety of complex laws, treaties and regulations;

  •
  unexpected changes in political or regulatory environments;

  •
  longer payment cycles;

  •
  earnings and cash flows that may be subject to tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

  •
  difficulties and costs associated with the repatriation of cash from foreign countries to the United States;

  •
  political and economic instability;

  •
  import and export restrictions and other trade barriers;

  •
  difficulties in maintaining overseas subsidiaries and international operations;

  •
  difficulties in obtaining approval for significant transactions;

  •
  government takeover or nationalization of business; and

  •
  government mandated price controls.

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets and materially adversely affect our business.

        Because DTVLA offers premium pay television programming, its business is particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenues and ability to sustain profitable operations.

DIRECTV

Our ability to keep pace with technological developments is uncertain.

        In the video industry, changes occur rapidly as new technologies are developed, which could cause our services and products that deliver our services to become obsolete. We may not be able to keep pace with technological developments. If the new technologies on which we intend to focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. For example, our competitors could be the first to obtain proprietary technologies that are perceived by the market as being superior. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

        In addition, technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees has been vigorous. We cannot assure you that we will be able to continue to attract and retain these employees.

        To access technologies and provide products that are necessary for us to remain competitive, particularly in the area of broadband services, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on the development and delivery of necessary technology on third parties that we may not be able to control or influence. These relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

        New technologies could also create new competitors for us. Entities such as telcos are supporting digital video delivery over existing telephone lines and building out fiber optic lines to enhance their capabilities to deliver programming services. Satellite operators such as SES have begun offering turn-key packages of digital programming on a wholesale basis for distribution by rural telcos. In addition, programming services offered over the Internet have become more prevalent as broadband networks have improved their speed and quality of service. We may not be able to compete successfully with new entrants in the market for video services.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may in the future obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer in the future. In general, if a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may

DIRECTV

infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        See "Legal Proceedings—Intellectual Property Litigation" in Part I, Item 3 of this Annual Report.

John C. Malone has significant influence over actions requiring stockholder approval and his interests may differ from ours.

        The Chairman of our Board of Directors, John Malone, is also Chairman and Chief Executive of Liberty Media, Chairman of Liberty Global, Inc., and owns significant voting interests in each of DIRECTV, Liberty Media, Liberty Global, and Discovery Communications, Inc. Mr. Malone, his wife and certain trusts for the benefit of their children own shares of DIRECTV common stock, which represent approximately 24.3% of the total voting power of the outstanding shares of DIRECTV as of December 31, 2009. DIRECTV has two classes of common stock, the Class A common stock entitling holders to one vote per share and the Class B common stock entitling holders to 15 votes per share. The shares of DIRECTV Class B common stock also have certain limited consent rights with respect to certain share distributions and certain amendments to the DIRECTV Amended and Restated Certificate of Incorporation. By virtue of such rights as well as Mr. Malone's position as DIRECTV's Chairman, Mr. Malone may have significant influence over the outcome of any corporate transaction or other matters submitted to DIRECTV stockholders for approval, including the election of directors, mergers, consolidations and the sale of all or substantially all of DIRECTV's assets.

We rely on key personnel.

        We believe that our future success will depend to a significant extent upon the performance of certain of our key executives. The loss of certain of our key executives could have a material adverse effect on our business, financial condition and results of operations.

Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of

DIRECTV

reliable launch opportunities due to competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last seven years to be approximately 5% but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For example, we purchased launch insurance covering a portion of our DIRECTV 12 satellite, which we launched at the end of 2009, and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle, but did not purchase in-orbit insurance for it.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of various factors, such as satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components in the satellites as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient for our business purposes. Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, thereby creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        Our ability to earn revenue also depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

DIRECTV

  •
  the launch vehicle's insertion of the satellite into orbit;

  •
  any required movement, temporary or permanent, of the satellite;

  •
  the ability to continue to maintain proper orbit and control over the satellite's functions; and

  •
  the remaining on-board fuel following orbit insertion.

        Generally, the minimum design life of the satellites in our fleet is between 12 and 16 years. The actual useful lives of the satellites may be shorter or longer, in some cases significantly. Our operating results could be adversely affected if the useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of our satellites, we may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, our services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. We are not insured for any resultant lost revenues. The use of backup satellite capacity for our programming may require us to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of our satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. We believe we have or will have in 2010, in-orbit satellite capacity to expeditiously recover transmission of most DIRECTV U.S. programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses. DTVLA leases its satellites and may not have a readily available replacement in the event of a failure or loss of any of its satellites. Because we currently have no back-up capacity in place for DTVLA, programming continuity in the countries in which DTVLA operates cannot be assured in the event of a single satellite loss.

The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

        We use in-orbit and launch insurance to mitigate the potential financial impact of satellite fleet in-orbit and launch failures unless the premium costs are considered uneconomic relative to the risk of satellite failure. When insurance is obtained, it generally covers all or a portion of the unamortized book value of covered satellites. Although the insurance does not compensate for business interruption or loss of future revenues or subscribers, we rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact that a satellite failure may have on our ability to provide service.

        The price, terms and availability of insurance fluctuate significantly. Launch and in-orbit policies on satellites may not continue to be available on commercially reasonable terms or at all. In addition to higher premiums, insurance policies may provide for higher deductibles, shorter coverage periods and satellite health-related policy exclusions.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all.

        At December 31, 2009, the net book value of in-orbit satellites was $1,984 million, none of which was insured.

DIRECTV

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators, including key RSNs. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable- affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. The Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers were extended by the FCC through October 2012, though it is currently considering proposals that could shorten the term of this extension if a cable operator could show that competition from new entrant MVPDs had reached a sufficient penetration level in the relevant marketing area.

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high definition feeds of such programming. The cable providers have asserted that they are not required to provide such programming (or resolution) due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. The FCC recently adopted new rules under which such programming would also be subject to certain non-exclusivity and non-discrimination requirements. These rules have not yet gone into effect, and likely will be challenged in court. In addition, they will require a further evidentiary showing by an MVPD seeking access to such programming. If these new rules are successfully challenged in court or we cannot make the required evidentiary showing, we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC also addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, it is not clear that we will be able to assure continued access to this programming on fair and nondiscriminatory terms.

        DIRECTV itself is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV in 2007. Among other things, those conditions require DIRECTV to offer national and regional programming services it controls to all MVPDs on non-exclusive and non-discriminatory terms and conditions, and prohibits DIRECTV from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs. The conditions also require DIRECTV to engage in "baseball style" arbitration if elected by an MVPD where the parties cannot agree on terms and conditions for carriage of RSN programming owned, managed or controlled by DIRECTV. This condition currently applies to the three RSNs DIRECTV acquired from Liberty Media in 2009.

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of distant broadcast stations pursuant to statutory copyright licenses contained in the Satellite Home Viewer Improvement Act (SHVIA) and its successors, including the Satellite

DIRECTV

Home Viewer Extension and Reauthorization Act of 2004 (SHVERA). Critical provisions of SHVERA related to distant signals were due to expire at the end of 2009, but Congress has extended that deadline to February 28, 2010. Expiration of or changes to SHVERA, the FCC's interpretation, implementation and enforcement of provisions of SHVIA and SHVERA, as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions.

        SHVERA, related laws, and FCC implementing rules also govern our provision of local broadcast signals. While those provisions of SHVERA do not expire on February 28, 2010, they may be changed by Congress. Such changes could limit our ability to deliver local broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of SHVERA's "carry-one, carry-all" requirement and may be reduced depending on changes to that requirement, the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has issued an increasing obligation for carriage of local digital broadcast transmissions in HD format. We may be unable to comply with this requirement in markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned.

        In addition, the FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties.

Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who subscribe and are authorized to view it. The conditional access system uses, among other things, encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access cards used in our conditional access system have been compromised in the past and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that those advanced access cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be

DIRECTV

materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, renewal may not be granted. If existing licenses are not renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the ITU to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide DBS service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if ultimately implemented, would significantly increase the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

        Other regulatory risks include, among others:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

  •
  the denial by the FCC of an application to replace an existing satellite with a new satellite, or to operate a satellite beyond the term of its current authorization, or to operate an earth station to communicate with such satellite;

  •
  the loss of authorizations to operate satellites on certain frequencies at certain locations if we do not construct, launch and operate satellites for those locations by certain dates; and

  •
  the authorization by the United States or foreign governments of the use of frequencies by third party satellite or terrestrial facilities that have the potential to interfere with communication to or from our satellites, which could interfere with our contractual obligations or services to subscribers or other business operations.

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and other authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of

DIRECTV

authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

        In addition, in connection with its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV in 2007, the FCC required the parties to the transaction to sever all attributable links between DTVPR and Liberty Cablevision Puerto Rico, Ltd. (a subsidiary of Liberty Global, Inc. in which John Malone holds an interest). After attempts to sell DTVPR were unsuccessful, DIRECTV placed its entire interest in DTVPR into a trust, and it is currently operated by an independent trustee pending divestiture. DIRECTV believes that this trust effectively renders its interest in DTVPR non-attributable, consistent with past FCC precedent, and thus satisfies the FCC condition. However, the FCC has not ruled on the efficacy of the trust, and may take a different view. If so, we may have to find an alternative method for severing the attributable links between the two companies, which could adversely effect our financial performance.

        Moreover, some of our authorizations and future applications may be subject to petitions and oppositions, and there can be no assurance that our authorizations will not be canceled, revoked or modified or that our applications will not be denied. Moreover, the FCC has adopted new rules for licensing satellites that may limit our ability to file applications and secure licenses in the future.

        Congress has continued to shape the scope of the FCC's regulatory authority and enact legislation that affects our business. In addition, FCC proceedings to implement legislation and enact additional regulations are ongoing. The outcomes of these legislative or regulatory proceedings or their effect on our business cannot be predicted.

We control a substantial portion of interaction with our customers and we may not be as efficient or effective as our outsourced providers resulting in higher costs.

        We have a number of insourced call centers and installation service providers to handle customer service calls, installations and repairs. We may not be as efficient or effective as our outsourced providers resulting in higher costs. Also, there is a risk that our customer satisfaction could be impacted, which may lead to higher subscriber churn and an inability to attract new subscribers. In addition, our outsourced providers could encounter financial difficulties, which may disrupt our ability to make installation service calls or to provide a level of customer service we expect, and which also may lead to higher subscriber churn and an inability to attract new subscribers.

We have significant debt.

        We have debt totaling $8.0 billion as of December 31, 2009. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

        As a result of completing the merger transactions, we assumed, on a consolidated basis, approximately $1.9 billion of indebtedness to Bank of America and also assumed rights and obligations connected with the related equity collars. We requested that Bank of America settle the equity collars prior to their expiration, pursuant to agreed upon market practices. In February 2010, we completed the settlement of the equity collars and repaid the indebtedness.

We face risks arising from possible union legislation in the United States.

        There is a possibility that the proposed Employee Free Choice Act, or EFCA, may be enacted. The EFCA, also referred to as the "card check" bill, if passed in its current form could significantly change the nature of labor relations in the United States, specifically, how union elections and contract negotiations are conducted. With respect to our owned and operated home service provider installation

DIRECTV

business, it would be easier for unions to win elections and we could face arbitrator-imposed labor scheduling, costs and standards. Therefore, the EFCA could impose more labor relations requirements and union activity on our business, thereby potentially increasing our costs, and could have a material adverse effect on our overall competitive position. Currently, neither we nor most of our outsourced home service provider installation vendors have any unions.

We may not be able to obtain or retain certain foreign regulatory approvals.

        There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if parts of the merger transactions are treated as a taxable transaction.

        Despite obtaining a private letter ruling from the IRS and an opinion of legal counsel to the effect that parts of the merger transactions with Liberty Media qualified as a tax-free distribution for U.S. federal income tax purposes, the continuing validity of such ruling and opinion is subject to the accuracy of factual representations and certain assumptions. Any inaccuracy in such representations could invalidate the ruling or failure to comply with any undertakings made in connection with such tax opinion, could alter the conclusions reached in such opinion. Even if parts of the merger transactions otherwise qualify for tax-free treatment, it would result in a significant U.S. federal income tax liability to Liberty Media if one or more persons acquire a 50% or greater interest in the DIRECTV common stock as part of a plan or series of related transactions that includes the merger transactions within a certain time frame. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Liberty Media or DIRECTV might inadvertently cause or permit a prohibited change in the ownership of DIRECTV to occur, thereby triggering a tax liability to Liberty Media.

        In addition, Liberty Media entered into a tax matters agreement with News Corporation in connection with the News/Liberty transaction in 2008, pursuant to which Liberty Media agreed, among other things, to indemnify News Corporation and certain related persons for taxes resulting from actions taken by Liberty Media or its affiliates that cause the News/Liberty transaction (or related restructuring transactions) not to qualify as tax-free transactions. Liberty Media's indemnification obligations to News Corporation and certain related persons are not limited in amount or subject to any cap.

        Under a Tax Sharing Agreement between Liberty Media and us, we are obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the merger transactions to be tax-free transactions in certain circumstances and from any losses resulting from Liberty Media's indemnity obligations to News Corporation under the tax matters agreement between News Corporation and Liberty. If we are required to indemnify Liberty Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount or subject to any cap, which could materially adversely affect our financial position and short term operating results.

DIRECTV

We may determine to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

        We might determine to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Liberty Transaction or the News/Liberty transaction. In particular, we might determine to continue to operate certain of our business operations for the foreseeable future even if a liquidation or sale of such business might have otherwise been advantageous. Moreover, we might determine to forgo certain transactions, including stock issuances, asset dispositions or other strategic transactions for some period of time following the mergers so as not to run afoul of the 50-percent limitation. In addition, our potential indemnity obligation under the Tax Sharing Agreement might discourage, delay or prevent a change of control transaction for some period of time following the Liberty Transaction.

The excess share provision in our charter has the effect of placing limitations on the shares held by certain stockholders, which may make it difficult for a third party to acquire our company.

        The excess share provision of our charter is designed to prevent transfers of our stock that could cause potentially adverse tax effects relating to the Liberty Transaction. Accordingly, if during the first year after the Liberty Transaction closed there is a purported transfer or non-transfer event that meets certain requirements, including causing a person to become, actually or constructively, the owner of 10% or more of any class of our capital stock, then that acquisition will be null and void to the intended holder, such shares of our common stock will be transferred to a trust for the exclusive benefit of a charitable beneficiary, and the purported transferee will have no rights in such shares, except to receive the lesser of (i)(A) the amount the transferee paid for such shares or (B) in the case of a non-transfer event or a purported transfer in which value was not given for the shares, the fair market value of the stock on the date of such event or transfer and (ii) the net proceeds of the sale described in the next sentence. The trust is required to sell the DIRECTV excess shares to a permitted transferee who will not trigger the application of the excess share provision. We also have the right to redeem DIRECTV excess shares held by the trust. These provisions may make it difficult for a third party to make an offer to acquire our company.

The success of our regional sports networks, or RSNs, depends on audience acceptance of their programs and programming services which is difficult to predict.

        Entertainment content production is an inherently risky business because the revenue derived from the production and distribution of a cable program depends primarily upon its acceptance by the public, which is difficult to predict. The commercial success of a cable program depends on the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, many of which are difficult to predict. Audience sizes for cable programming are important factors when cable and DTH satellite video providers negotiate affiliation agreements with cable programmers and, in the case of cable programming, when advertising rates are negotiated. Consequently, low public acceptance of our RSNs' cable programs could hurt the ability of our RSNs to maintain rates charged to affiliates, subscribers and advertisers. The success of our RSNs is dependent upon our ability to obtain and retain broadcast rights from professional sports teams, college sports conferences and other sources of sports programming. There is no assurance that we will be able to obtain or retain such rights on terms that are economically reasonable or at all, and our failure do to so could materially adversely affect the financial position and operating results of our RSNs.

DIRECTV

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3. Such matters include investigations and legal actions by state attorneys general where regulators may seek monetary damages and may also seek to require or prohibit certain actions by the Company with regard to its current or potential customers. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters or the imposition of conditions by regulators on the conduct of our business could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2009, we had approximately 230 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 10 administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2009 or subsequent thereto, but before the filing of the report, are summarized below:

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the

DIRECTV

damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. On remand, we sought and obtained summary judgment on the invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar filed a Notice of Appeal with the Fifth Circuit Court of Appeals, and oral argument on the appeal was held on January 6, 2010. On January 8, 2010, the Court of Appeals affirmed per curiam the grant of summary judgment on all claims. This case is now resolved and there will be no further proceedings in this matter.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees DIRECTV U.S. assesses its customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state authorities with respect to alleged violations of state statutes. These inquiries may lead to legal proceedings in some cases. Currently, we are the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. We are cooperating with the multistate group by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Liberty Media Corporation Litigation.    We have been notified that a purported class action was filed on February 9, 2010 in Delaware Chancery Court against certain past and present directors of Liberty Media Corporation alleging, among other things, that the defendants breached their fiduciary duties as Liberty board members in connection with the business terms and approval process by Liberty stockholders of the merger of Liberty Entertainment, Inc. with a subsidiary of DIRECTV as part of the Liberty Transaction. The plaintiff purports to represent approximately 85 former LMDIB stockholders (other than the defendants) that allegedly held approximately 1.8 million LMDIB shares prior to the consummation of the Liberty Transaction. The complaint alleges, among other things, that John Malone and certain other LMDIB stockholders received disparate allocation of consideration in the Liberty Transaction. The complaint seeks equitable reallocation and disgorgement of the improper consideration received by the defendants and other relief. The defendants are seeking indemnification and have tendered defense of this litigation to DIRECTV pursuant to agreements executed as part of

DIRECTV

the Liberty Transaction. We are in the process of assessing the merits of the allegations in the complaint and the indemnification obligations of DIRECTV regarding this litigation.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2009:

        Legal Proceedings Regarding the Liberty Transaction.    As previously reported, multiple purported class action complaints were filed against The DIRECTV Group, Inc., Liberty Media and The DIRECTV Group Board of Directors in the Delaware Court of Chancery and California State Court on behalf of the public stockholders of DIRECTV Group. Four stockholder class action complaints were brought in Delaware Chancery Court from May 12, 2009 to May 19, 2009, all of which were subsequently consolidated on May 22, 2009, which we refer to as the Delaware Action. One stockholder class action complaint was brought in California State Court on May 29, 2009, which we refer to as the California Action. The consolidated Delaware complaint and the California complaint alleged, among other things, that the members of the DIRECTV Group Board of Directors breached their fiduciary duties in approving the merger agreement with Liberty Media. On October 16, 2009, all of the parties to the Delaware Action entered into a Stipulation and Agreement of Compromise, Settlement and Release. After a hearing on November 25, 2009, the settlement agreement was approved by the Delaware court and a final judgment was entered on that date. The terms of the settlement are set forth in the Stipulation and the Notice of Settlement filed as Exhibits 99.1 and 99.2, respectively to the DIRECTV Group's Current Report on Form 8-K filed on October 20, 2009.

        In September 2009, the California Action was stayed pending conclusion of the consolidated Delaware Action. The ruling in the Delaware Action is expected to result in the formal dismissal of the California Action.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        At the special meeting of stockholders held on November 19, 2009, the following matters were submitted to a vote of the stockholders of DIRECTV Group:

  Item No. 1

        The adoption of the Agreement and Plan of Merger by and among Liberty Media Corporation, Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, DTVG One, Inc. and DTVG Two, Inc. The final voting results were:

For	864,150,937
Against	8,123,875
Abstain	3,350,513
Majority of the Minority
For	317,890,782
Percent	78%

DIRECTV

  Item No. 2

        The approval of the Voting and Right of First Refusal Agreement by The DIRECTV Group, Inc., Liberty Entertainment, Inc., DIRECTV, John C. Malone, Leslie Malone, The Tracy L. Neal Trust A and the Evan D. Malone Trust A. The final voting results were:

For	856,431,240
Against	8,403,993
Abstain	10,790,092
Majority of the Minority
For	311,838,612
Percent	76%

  Item No. 3

        The adjournment of the special meeting, if there are not sufficient votes. The final voting results were:

For	836,464,877
Against	32,094,932
Abstain	7,060,081
No Vote	4,262
Majority of the Minority
For	296,185,172
Percent	72%

        All matters voted on at the special meeting were approved.

***

DIRECTV

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Our Class A common stock is publicly traded on The NASDAQ Global Select Market under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our Class A common stock, as reported on the NASDAQ Global Select Market. From January 1, 2008 through November 18, 2009, the stock that traded was the common stock of The DIRECTV Group, Inc. On November 19, 2009, we completed our merger with Liberty Entertainment Inc., and from that date, the stock traded on the NASDAQ is the Class A common stock of DIRECTV.

2009	High	Low
Fourth Quarter	$34.25	$25.16
Third Quarter	27.99	22.81
Second Quarter	26.00	21.47
First Quarter	24.28	18.81

2008	High	Low
Fourth Quarter	$26.52	$17.70
Third Quarter	28.83	23.65
Second Quarter	29.10	24.26
First Quarter	26.82	18.20

        As of the close of business on February 22, 2010, there were 70,617 holders of record of our Class A common stock. Our Class B common stock held by the Malones is not registered and does not trade on any public market.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2009.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on either class of our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, including share repurchases.

        DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. to, among other things, make restricted payments, including dividends, loans or advances to us.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on June 3, 2010.

DIRECTV

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of over $13 billion of our Class A common stock, including $3.5 billion of authorized repurchases announced on February 18, 2010. The authorizations allow us to repurchase our Class A common stock from time to time through open market purchases and negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases is our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made on the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934. A summary of the repurchase activity for the three months ended December 31, 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2009	1	$27.08	1	$304
November 1 - 30, 2009	—	—	—	304
December 1 - 31, 2009	—	—	—	304

Total	1	27.08	1	304

        Share repurchases were suspended from October 20, 2009 until February 2010, during the pendency of the vote on the Liberty Transaction and thereafter while the Collar Loan was repaid and the associated equity collars were unwound.

        For additional information regarding our share repurchases see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

***

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$21,565	$19,693	$17,246	$14,755	$13,164
Total operating costs and expenses	18,892	16,998	14,760	12,398	12,531

Operating profit	$2,673	$2,695	$2,486	$2,357	$633

Income from continuing operations attributable to DIRECTV	$942	$1,515	$1,434	$1,420	$305
Income from discontinued operations, net of taxes attributable to DIRECTV	—	6	17	—	31

Net income attributable to DIRECTV	$942	$1,521	$1,451	$1,420	$336

Basic earnings per common share:
Income from continuing operations attributable to DIRECTV	$0.96	$1.36	$1.20	$1.13	$0.22
Diluted earnings per common share:
Income from continuing operations attributable to DIRECTV	$0.95	$1.36	$1.20	$1.12	$0.22
Weighted average number of common shares outstanding (in millions):
Basic	985	1,110	1,195	1,262	1,388
Diluted	992	1,114	1,202	1,270	1,395
Consolidated Balance Sheet Data:
Total assets	$18,260	$16,539	$15,063	$15,141	$15,630
Obligations under capital leases	586	584	57	91	80
Long-term debt	6,500	5,725	3,347	3,395	3,405
Total stockholders' equity	2,911	4,631	6,013	6,473	7,989

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding other significant transactions during each of the three years in the period ended December 31, 2009.

***

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report. Information in this section is organized as follows:

  •
  Summary Results of Operations and Financial Condition

  •
  Significant Transactions Affecting the Comparability of the Results of Operations

  •
  Key Terminology

  •
  Executive Overview and Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Off-Balance Sheet Arrangements

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Security Ratings

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$21,565	$19,693	$17,246
Total operating costs and expenses	18,892	16,998	14,760

Operating profit	2,673	2,695	2,486
Interest income	41	81	111
Interest expense	(423)	(360)	(235)
Liberty transaction and related charges	(491)	—	—
Other, net	34	55	26

Income from continuing operations before income taxes	1,834	2,471	2,388
Income tax expense	(827)	(864)	(943)

Income from continuing operations	1,007	1,607	1,445
Income from discontinued operations, net of taxes	—	6	17

Net income	1,007	1,613	1,462
Less: Net income attributable to noncontrolling interest	(65)	(92)	(11)

Net income attributable to DIRECTV	$942	$1,521	$1,451

Amounts attributable to DIRECTV common shareholders:
Income from continuing operations, net of taxes	$942	$1,515	$1,434
Income from discontinued operations, net of taxes	—	6	17

Net income	$942	$1,521	$1,451

Basic earnings per common share attributable to DIRECTV:
Income from continuing operations	$0.96	$1.36	$1.20
Income from discontinued operations, net of taxes	—	0.01	0.01

Net income	$0.96	$1.37	$1.21

Diluted earnings per common share attributable to DIRECTV:
Income from continuing operations	$0.95	$1.36	$1.20
Income from discontinued operations, net of taxes	—	0.01	0.01

Net income	$0.95	$1.37	$1.21

Weighted average number of common shares outstanding (in millions):
Basic	985	1,110	1,195
Diluted	992	1,114	1,202

	December 31,
	2009	2008
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,605	$2,005
Total current assets	5,055	4,044
Total assets	18,260	16,539
Total current liabilities	5,701	3,585
Long-term debt	6,500	5,725
Redeemable noncontrolling interest	400	325
Total stockholders' equity	2,911	4,631

Reference should be made to the notes to the Consolidated Financial Statements.

DIRECTV
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$2,673	$2,695	$2,486
Add: Depreciation and amortization expense	2,640	2,320	1,684

Operating profit before depreciation and amortization	$5,313	$5,015	$4,170

Operating profit before depreciation and amortization margin	24.6%	25.5%	24.2%
Cash flow information
Net cash provided by operating activities	$4,431	$3,910	$3,645
Net cash used in investing activities	(2,194)	(2,388)	(2,822)
Net cash used in financing activities	(1,637)	(600)	(2,239)
Free cash flow (2)
Net cash provided by operating activities	$4,431	$3,910	$3,645
Less: Cash paid for property and equipment	(2,012)	(2,101)	(2,523)
Less: Cash paid for satellites	(59)	(128)	(169)

Free cash flow	$2,360	$1,681	$953

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and our Board of Directors separately measure and budget for capital expenditures and business acquisitions.

We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization expense. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by Revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

DIRECTV
SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

Selected Segment Data

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$18,671	$17,310	$15,527

% of total revenues	86.6%	87.9%	90.0%
Operating profit	$2,410	$2,330	$2,402
Add: Depreciation and amortization expense	2,275	2,061	1,448

Operating profit before depreciation and amortization	$4,685	$4,391	$3,850

Operating profit margin	12.9%	13.5%	15.5%
Operating profit before depreciation and amortization margin	25.1%	25.4%	24.8%
Segment assets	$12,408	$12,546	$12,297
Capital expenditures	1,485	1,765	2,326
DIRECTV Latin America
Revenues	$2,878	$2,383	$1,719

% of total revenues	13.3%	12.1%	10.0%
Operating profit	$331	$426	$159
Add: Depreciation and amortization expense	366	264	235

Operating profit before depreciation and amortization	$697	$690	$394

Operating profit margin	11.5%	17.9%	9.2%
Operating profit before depreciation and amortization margin	24.2%	29.0%	22.9%
Segment assets	$3,772	$3,301	$2,456
Capital expenditures	584	447	336
Sports Networks, Eliminations and Other
Revenues	$16	—	—

% of total revenues	0.1%	—	—
Operating loss	$(68)	$(61)	$(75)
Add: Depreciation and amortization expense	(1)	(5)	1

Operating loss before depreciation and amortization	$(69)	$(66)	$(74)

Segment assets	$2,080	$692	$310
Capital expenditures	2	17	30
Total
Revenues	$21,565	$19,693	$17,246

Operating profit	$2,673	$2,695	$2,486
Add: Depreciation and amortization expense	2,640	2,320	1,684

Operating profit before depreciation and amortization	$5,313	$5,015	$4,170

Operating profit margin	12.4%	13.7%	14.4%
Operating profit before depreciation and amortization margin	24.6%	25.5%	24.2%
Total assets	$18,260	$16,539	$15,063
Capital expenditures	2,071	2,229	2,692

DIRECTV

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Acquisitions

        Liberty Transaction.    On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a series of related equity collars became wholly-owned subsidiaries of DIRECTV.

        The Liberty Transaction has been accounted for using the acquisition method of accounting pursuant to accounting standards for business combinations. DIRECTV Group has been treated as the acquiring corporation for accounting and financial reporting purposes, and accordingly the historical financial statements of DIRECTV Group have become the historical financial statements of DIRECTV. The acquisition date fair value of consideration paid, in the form of DIRECTV common stock, for the assets and liabilities of LEI (excluding LEI's interest in DIRECTV Group) has been allocated to a premium expensed at the close of the transaction and to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI have been consolidated beginning on the acquisition date, November 19, 2009.

        As a result of the Liberty Transaction, we recorded $491 million in charges to "Liberty transaction and related charges" in the Consolidated Statements of Operations for the year ended December 31, 2009, which is comprised of: a $337 million charge related to a premium paid to LEI shareholders to complete the merger in the form of an equity interest that exceeded the fair value of net assets acquired by DIRECTV; $43 million of costs incurred to complete the transaction, including legal, accounting, financial printing, investment banking and other costs; and $111 million in net losses recorded for the partial settlement of the equity collars and stock options and stock appreciation rights held by Liberty employees subsequent to the acquisition date, and adjustments of the equity collars and stock options and stock appreciation rights carried as liabilities to fair value as of December 31, 2009.

        As part of the Liberty Transaction, we assumed a credit facility with a principal balance of $1,878 million, which we refer to as the Collar Loan, and a series of related equity collars which were in a liability position with an estimated acquisition date fair value of $369 million. In connection with the assumption of the Collar Loan, we agreed with the lending bank to promptly repay the Collar Loan and settle the equity collars, which is based on DTV shares. From the acquisition date to December 31, 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars.

        Cash paid, net of cash acquired in connection with the transaction was $97 million and includes a $226 million repayment of LEI's existing loan from Liberty at the close of the transaction and $43 million of cash paid for transaction costs, partially offset by $120 million in cash at LEI, and $56 million of cash at the regional sports networks.

DIRECTV

        See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference. Financial Statements and Supplementary Data for additional information regarding these transactions and Amendment No. 5 to DIRECTV's Registration Statement on Form S-4 filed with the SEC on October 20, 2009.

        180 Connect.    In July 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        Darlene Transaction.    On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for this acquisition using the purchase method of accounting.

Other Developments

        In addition to the items described above, the following items had a significant effect on the comparability of our operating results and financial position as of and for the years ended December 31, 2009, 2008 and 2007:

        Lease Program.    On March 1, 2006, DIRECTV U.S. introduced a new set-top receiver lease program. Prior to March 1, 2006, we expensed most set-top receivers provided to new and existing DIRECTV U.S. subscribers upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of our lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for the years ended December 31:

Capitalized subscriber leased equipment:	2009	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$564	$599	$762
Subscriber leased equipment—upgrade and retention	419	537	774

Total subscriber leased equipment capitalized	$983	$1,136	$1,536

Depreciation expense—subscriber leased equipment	$1,333	$1,100	$645

        Financing Transactions.    On September 22, 2009, DIRECTV U.S. issued $1 billion in five year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds. DIRECTV U.S. also issued $1 billion in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds.

        On September 22, 2009, DIRECTV U.S. purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, DIRECTV U.S. exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and

DIRECTV

unpaid interest. DIRECTV U.S. redeemed the remaining 8.375% senior notes on October 23, 2009 for a total of $339 million.

        The purchase of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $29 million resulted from the premium paid for redemption of our 8.375% senior notes and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        In May 2008, DIRECTV U.S. issued $1.5 billion in senior notes and amended its senior secured credit facility to include a new $1.0 billion Term Loan C. The senior notes bear interest at a rate of 7.625% and the principal balance is due in May 2016. The Term Loan C currently bears interest at a rate of 5.25% and was issued at a 1% discount. Principal payments on the Term Loan C began on September 30, 2008. The principal is payable in installments with the final installment due in April 2013.

        Venezuela Exchange Controls.    We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate of 2.15 Venezuelan bolivars fuerte per U.S. dollar. Additionally, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has in many cases relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. As a result, we recorded a $213 million charge in 2009 and a $29 million charge in 2008 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process. See "Liquidity and Capital Resources" below for additional information and the implications of the devaluation of the Venezuelan currency in January 2010.

        Sky Brazil Functional Currency.    Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, changes in exchange rates result in gain or losses, which we record in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During 2009, we recorded a net foreign currency transaction gain of $62 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

        Other Than Temporary Impairment.    In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments in "Other, net" in the Consolidated Statements of Operations.

DIRECTV

        Share Repurchase Program.    Since 2006 our Board of Directors approved multiple authorizations for the repurchase of our common stock. The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2009	2008	2007
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$1,696	$3,174	$2,025
Average price per share	23.79	24.12	23.48
Number of shares repurchased and retired	71	131	86

KEY TERMINOLOGY

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers, warranty service costs and production costs for on-air advertisements we sell to third parties.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

        Broadcast Operations Expenses.    These expenses include broadcast center operating costs, signal transmission expenses (including costs of collecting signals for our local channel offerings), and costs of monitoring, maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers

DIRECTV

capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        General and Administrative Expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets.

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period.

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including seasonal subscribers, subscribers who are in the process of relocating and commercial equivalent viewing units. In March 2008, we implemented a change in DIRECTV U.S.' commercial pricing and packaging to increase our competitiveness. As a result, during the first quarter of 2008, DIRECTV U.S. made a one-time downward adjustment to the subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units.

        SAC.    We calculate SAC, which represents total subscriber acquisition costs stated on a per subscriber basis, by dividing total subscriber acquisition costs for the period by the number of gross new subscribers acquired during the period. We calculate total subscriber acquisition costs for the period by adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period.

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States and the other countries in which we operate are continuing to undergo a period of substantial economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. A more severe downturn in economic activity or further competitive pressures could have a detrimental impact on our forecasted revenue, operating margins, net subscriber additions, free cash flow and net income. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results or our business generally.

        DIRECTV U.S.    Our revenue growth is generated by both increases in the average monthly rates we earn from subscribers, or ARPU, and increases in the total number of subscribers. In 2010, we expect revenue growth in the mid-to-high single digit percentage range. We anticipate higher ARPU growth in 2010, offset by a reduction in revenue growth from net subscriber additions compared to 2009.

        In 2010, as a result of the anticipated growth in revenues, the economies of scale in our business, and lower gross subscriber additions, we expect operating profit before depreciation and amortization growth in the low-teens percentage range.

DIRECTV

        In 2010, we expect capital expenditures to approximate capital expenditures reported for 2009.

        DIRECTV Latin America.    In 2010, we expect revenue growth of roughly half of the growth experienced in 2009. Although we anticipate net subscriber additions to be similar to 2009, this growth will likely be partially offset by lower ARPU in the region caused by the recently announced devaluation of the Venezuelan currency, discussed in more detail below under "Liquidity and Capital Resources".

        As a result of the anticipated growth in revenues and the economies of scale in Latin America, in 2010 we expect operating profit before depreciation and amortization growth of more than 20%.

        In 2010, we expect capital expenditures in Latin America to exceed 2009 capital expenditures due to anticipated higher gross subscriber additions and increased sales of advanced products.

        DIRECTV.    At the consolidated DIRECTV level, we anticipate free cash flow, or cash provided by operating activities less capital expenditures, to grow in the mid-single digit percent range. The improvements in operating profit before depreciation and amortization are expected to be partly offset by an increase in cash paid for income taxes due to the anticipated increase in pre-tax earnings and the cessation of benefits realized during the past two years associated with two Federal economic stimulus programs in the U.S. as well as higher capital expenditures at DIRECTV Latin America and higher expected interest expense.

        2010 diluted earnings per common share is expected to more than double compared to 2009. The expected increase in 2010 is due to the anticipated growth in operating profit before depreciation and amortization, lower depreciation and amortization expense, and a continued decline in weighted average common shares outstanding due to anticipated share repurchases.

RESULTS OF OPERATIONS

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$18,671	$17,310	$1,361	7.9%
DIRECTV Latin America	2,878	2,383	495	20.8%
Sports Networks, Eliminations and Other	16	—	16	N/A

Total Revenues	$21,565	$19,693	$1,872	9.5%

        The increase in our total revenues was due to subscriber growth and higher ARPU at DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,685	$4,391	$294	6.7%
DIRECTV Latin America	697	690	7	1.0%
Sports Networks, Eliminations and Other	(69)	(66)	(3)	4.5%

Total operating profit before depreciation and amortization	$5,313	$5,015	$298	5.9%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition, upgrade and retention and general and administrative costs at both DIRECTV U.S. and DIRECTV Latin America.

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,410	$2,330	$80	3.4%
DIRECTV Latin America	331	426	(95)	(22.3)%
Sports Networks, Eliminations and Other	(68)	(61)	(7)	11.5%

Total operating profit	$2,673	$2,695	$(22)	(0.8)%

        The decrease in our operating profit was primarily due to increased depreciation and amortization from the DIRECTV U.S. and DIRECTV Latin America set-top receiver lease programs, more than offsetting our increase in operating profit before depreciation and amortization.

        Interest income.    The decrease in interest income to $41 million in 2009 from $81 million in 2008 was due to lower interest rates and lower average cash balances due mostly to the use of cash to fund our share repurchase program.

        Interest expense.    The increase in interest expense to $423 million in 2009 from $360 million in 2008 was due to an increase in the average debt balance compared to 2008, partially offset by decreased interest rates. We capitalized $18 million of interest costs in both 2008 and 2009.

        Liberty transaction and related charges.    In 2009 we incurred $491 million in costs related to the Liberty Transaction, which is comprised of a $337 premium paid to LEI shareholders, $111 million in net losses for the partial settlement and fair-value adjustments related to the equity collars and non-employee stock options and stock appreciation rights and $43 million of charges for transaction related costs.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	2009	2008	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$51	$55	$(4)
Net foreign currency transaction gain	62	—	62
Loss from impairment of investments	(45)	—	(45)
Loss on early extinguishment of debt	(34)	—	(34)
Net gain (loss) from sale of investments	—	1	(1)
Other	—	(1)	1

Total	$34	$55	$(21)

        In 2009, Other, net decreased due primarily to the recognition of a charge for the other than temporary impairment of investments, a loss on the early extinguishment of our 8.375% senior notes and decreased earnings from our unconsolidated subsidiaries, partially offset by a foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil.

        Income tax expense.    The increase in the effective tax rate to 45% in 2009 from 35% in 2008 is primarily attributable to the non-recoverability of Liberty Transaction related charges.

        Income from discontinued operations, net of taxes.    During 2008, we recorded a net $6 million adjustment as a result of the expiration of the statute of limitations in the federal jurisdiction offset by the write-off of foreign incentive income tax benefits related to previously divested businesses.

        Noncontrolling interests in net earnings of subsidiaries.    We recognized noncontrolling interest in net earnings of subsidiaries of $65 million in 2009 and $92 million in 2008 at Sky Brazil. Noncontrolling interest in net earnings of subsidiaries in 2009 decreased due to lower net income at Sky Brazil.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$18,671	$17,310	$1,361	7.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,027	7,424	603	8.1%
Subscriber service expenses	1,268	1,139	129	11.3%
Broadcast operations expenses	274	265	9	3.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,478	2,191	287	13.1%
Upgrade and retention costs	1,045	1,027	18	1.8%
General and administrative expenses	894	873	21	2.4%
Depreciation and amortization expense	2,275	2,061	214	10.4%

Total operating costs and expenses	16,261	14,980	1,281	8.6%

Operating profit	$2,410	$2,330	$80	3.4%

Other data:
Operating profit before depreciation and amortization	$4,685	$4,391	$294	6.7%
Total number of subscribers (000's) (1)	18,560	17,621	939	5.3%
ARPU	$85.48	$83.90	$1.58	1.9%
Average monthly subscriber churn %	1.53%	1.47%	—	4.1%
Gross subscriber additions (000's)	4,273	3,904	369	9.5%
Subscriber disconnections (000's)	3,334	3,043	291	9.6%
Net subscriber additions (000's)	939	861	78	9.1%
Average subscriber acquisition costs—per subscriber (SAC)	$712	$715	$(3)	(0.4)%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In 2009, gross subscriber additions increased primarily due to more aggressive promotions, marketing of the AT&T/DIRECTV bundle which began in February 2009, higher demand for advanced services and the impact of the transition to digital programming by broadcasters in the first half of 2009. Net subscriber additions increased from 2008 primarily due to the increase in gross additions, partially offset by higher subscriber disconnections due to a higher average monthly churn rate on a larger subscriber base. Average monthly subscriber churn increased primarily due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions combined with a weaker economy.

DIRECTV

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR product penetration, partially offset by more competitive customer promotions, the elimination of satellite lease revenue and lower premium movie package buy rates.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs principally related to the increase in gross subscriber additions.

        Broadcast programming and other costs increased due to the larger number of subscribers in 2009 and annual program supplier rate increases. Subscriber service expenses increased primarily due to a larger subscriber base in 2009 and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased primarily due to an increase in gross subscriber additions compared to 2008 and increased marketing and advertising costs. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased primarily due to lower set-top receiver costs and greater savings related to the increased usage of refurbished set-top receivers through our lease program.

        Upgrade and retention costs increased in 2009 primarily due to the larger subscriber base, partially offset by decreased installation costs and decreased spending on other programs due to stricter spending policies.

        General and administrative expenses increased in 2009 primarily due to increased labor and benefit expense from the increase in headcount within our owned and operated home service provider installation business, partially offset by a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2009 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2009	2008	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,878	$2,383	$495	20.8%
Operating profit before depreciation and amortization	697	690	7	1.0%
Operating profit	331	426	(95)	(22.3)%
Other data:
ARPU	$57.12	$55.07	$2.05	3.7%
Average monthly subscriber churn % (1)	1.75%	1.78%	—	(1.7)%
Total number of subscribers (000's) (2)	4,588	3,883	705	18.2%
Gross subscriber additions (000's)	1,575	1,393	182	13.1%
Net subscriber additions (000's)	692	623	69	11.1%

(1)
In the year ended December 31, 2008, DIRECTV Latin America had a subscriber adjustment totaling 78,000 subscribers in Sky Brazil as a result of the inconsistent application of churn policies in previous periods and the completion of the Sky Brazil and DIRECTV Brazil business integration.

(2)
DIRECTV Latin America subscriber data excludes subscribers of the Sky Mexico platform. We migrated approximately 3,000 subscribers from DIRECTV Latin America to Sky Mexico during 2009 and migrated approximately 19,000 subscribers from DIRECTV Latin America to Sky Mexico during 2008. Additionally, we migrated approximately 16,000 subscribers from a local pay television service provider in Latin America to Sky Brazil during 2009. Net subscriber additions as well as churn exclude the effect of these migrations.

        The increase in net subscriber additions was due to strong subscriber demand across the region, particularly in Colombia, Brazil and Puerto Rico, increased demand for DVR, HD and pre-paid services, as well as targeted customer promotions. The decrease in average monthly subscriber churn was primarily due to two downward subscriber adjustments in 2008 totaling 78,000 subscribers. Excluding these subscriber adjustments, churn would have increased 17 basis points principally due to the growth of DTVLA's prepaid business.

        Revenues increased in 2009 primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to price increases in Venezuela, Brazil and Argentina, as well as higher fees for HD and DVR services, partially offset by foreign currency devaluations, particularly in Brazil and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by higher general and administrative expense due primarily to $213 million in currency related transaction fees in Venezuela, an increase in subscriber acquisition costs mostly due to an increase in gross subscriber additions and higher subscriber service costs primarily related to customer service improvement initiatives and the larger subscriber base.

DIRECTV

        The lower operating profit was primarily due to the increase in operating profit before depreciation and amortization, offset by higher depreciation and amortization expense primarily due to an increase in basic and advance product receivers leased over the last year.

Sports Networks, Eliminations and Other

        Operating loss from Sports Networks, Elimination and Other increased to $68 million in 2009 from $61 million in 2008. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction and acquired the RSNs.

Year Ended December 31, 2008 Compared with the Year Ended December 31, 2007

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$17,310	$15,527	$1,783	11.5%
DIRECTV Latin America	2,383	1,719	664	38.6%

Total Revenues	$19,693	$17,246	$2,447	14.2%

        The increase in our total revenues was due to higher ARPU and subscriber growth at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,391	$3,850	$541	14.1%
DIRECTV Latin America	690	394	296	75.1%
Sports Networks, Eliminations and Other	(66)	(74)	8	(10.8)%

Total operating profit before depreciation and amortization	$5,015	$4,170	$845	20.3%

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition, upgrade and retention and general and administrative costs at both DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2008	2007	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,330	$2,402	$(72)	(3.0)%
DIRECTV Latin America	426	159	267	167.9%
Sports Networks, Eliminations and Other	(61)	(75)	14	(18.7)%

Total operating profit	$2,695	$2,486	$209	8.4%

        The increase in our operating profit was primarily due to increased operating profit before depreciation and amortization, partially offset by the increase in depreciation and amortization expense due to the DIRECTV U.S. lease program.

        Interest income.    The decrease in interest income to $81 million in 2008 from $111 million in 2007 was due to lower interest rates and lower average cash balances due mostly to the use of cash to fund our share repurchase program.

        Interest expense.    The increase in interest expense from $235 million in 2007 to $360 million in 2008 was due to an increase in the average debt balance compared to 2007 and lower capitalization of interest cost in 2008. We capitalized $18 million of interest costs in 2008 and $51 million in 2007. The reduction in the capitalization of interest costs was due to the successful completion and launch of two satellites.

        Other, net.    The significant components of "Other, net" were as follows:

	2008	2007	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$55	$35	$20
Net gain (loss) from sale of investments	1	(6)	7
Other	(1)	(3)	2

Total	$55	$26	$29

        Income tax expense.    We recognized income tax expense of $864 million in 2008 compared to $943 million in 2007. The lower income tax expense in 2008 is primarily attributable to foreign earnings taxed at less than our domestic statutory rates, a partial reversal of a valuation allowance on deferred tax assets of foreign subsidiaries as a result of recent profitability and recognition of tax credits due to state tax legislation.

        Net Income attributable to noncontrolling interests.    We recognized net income attributable to noncontrolling interest in net earnings of subsidiaries of $92 million in 2008 and $11 million in 2007 primarily from Sky Brazil. Net income attributable to noncontrolling interest in 2008 increased due to higher net income and $23 million from the partial reversal of a valuation allowance on deferred tax assets at Sky Brazil attributable to the noncontrolling interest holder.

        Income from discontinued operations, net of taxes.    During 2008, we recorded a net $6 million adjustment as a result of the expiration of the statute of limitations in the federal jurisdiction offset by the write-off of foreign incentive income tax benefits related to previously divested businesses. During 2007, we recorded a $17 million reduction to our unrecognized tax benefits as a result of a settlement of a foreign withholding dispute from a previously divested business.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$17,310	$15,527	$1,783	11.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,424	6,681	743	11.1%
Subscriber service expenses	1,139	1,137	2	0.2%
Broadcast operations expenses	265	216	49	22.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,191	1,901	290	15.3%
Upgrade and retention costs	1,027	958	69	7.2%
General and administrative expenses	873	784	89	11.4%
Depreciation and amortization expense	2,061	1,448	613	42.3%

Total operating costs and expenses	14,980	13,125	1,855	14.1%

Operating profit	$2,330	$2,402	$(72)	(3.0)%

Other data:
Operating profit before depreciation and amortization	$4,391	$3,850	$541	14.1%
Total number of subscribers (000's) (1)	17,621	16,831	790	4.7%
ARPU	$83.90	$79.05	$4.85	6.1%
Average monthly subscriber churn %	1.47%	1.51%	—	(2.6)%
Gross subscriber additions (000's)	3,904	3,847	57	1.5%
Subscriber disconnections (000's)	3,043	2,969	74	2.5%
Net subscriber additions (000's)	861	878	(17)	(1.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$715	$692	$23	3.3%

(1)
As discussed above in "Key Terminology," during 2008, we had a one-time downward adjustment to our subscriber count of approximately 71,000 subscribers related to commercial equivalent viewing units. This adjustment did not affect our revenue, operating profit, cash flows, net subscriber additions or average monthly subscriber churn.

        Subscribers.    In 2008, gross subscriber additions increased primarily due to growth in the direct sales and retail distribution channels due in large part to more attractive promotions and higher demand for HD and DVR services, partially offset by the loss of a distribution relationship with BellSouth during the last three quarters of 2008. Average monthly subscriber churn decreased primarily due to increased sales of HD and DVR services as well as from lower involuntary churn associated with the continued effect of stringent credit policies. Net subscriber additions declined slightly from 2007 as the increase in gross additions was offset by higher subscriber disconnections.

        Revenues.    DIRECTV U.S.' revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming

DIRECTV

packages, higher HD and DVR service fees, and an increase in lease fees due to higher average number of receivers per subscriber, partially offset by more competitive customer promotions and slightly lower upfront equipment fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition, upgrade and retention costs for the increased number of new and existing customers adding HD and DVR services, as well as increased general and administrative costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers in 2008. Subscriber service expenses remained essentially flat with a larger subscriber base in 2008 due to the cost savings from a decline in customer call volume and a lower call handle time. Broadcast operations expense increased in 2008 due primarily to costs to support advanced services, HD enhancements and VOD.

        Subscriber acquisition costs increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to higher sales, marketing and advertising costs and higher costs associated with the acquisition of higher quality and advanced product customers, partially offset by lower set-top receiver costs.

        Upgrade and retention costs increased in 2008 due to an increase in the movers program and other marketing programs.

        General and administrative expenses increased in 2008 primarily due to a $25 million one-time gain recognized in the second quarter of 2007 related to hurricane insurance recoveries, a $14 million charge in 2008 for the write-off of accounts receivable for equipment and other costs incurred to effect the orderly transition of services from one of our home service providers that ceased operations, $24 million in charges associated with the settlement of multiple legal proceedings and an increase in labor and benefit costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense in 2008 resulting from the capitalization of set-top receivers under the lease program.

DIRECTV

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2008	2007	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,383	$1,719	$664	38.6%
Operating profit before depreciation and amortization	690	394	296	75.1%
Operating profit	426	159	267	167.9%
Other data:
ARPU	$55.07	$48.33	$6.74	13.9%
Average monthly subscriber churn %	1.78%	1.38%	—	29.0%
Total number of subscribers (000's) (1)	3,883	3,279	604	18.4%
Gross subscriber additions (000's)	1,393	1,080	313	29.0%
Net subscriber additions (000's)	623	588	35	6.0%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 19,000 subscribers from Central America to Sky Mexico in 2008 and approximately 20,000 in 2007.

        The increase in net subscriber additions was due to higher gross subscriber additions mainly in Brazil, Argentina and Venezuela, partially offset by higher churn of 1.78% in the region. The increase in churn was due to two downward subscriber adjustments totaling 78,000 subscribers in Sky Brazil as a result of the inconsistent application of churn policies in previous periods and the completion of the Sky Brazil and DIRECTV Brazil business integration. Excluding these subscriber adjustments in the current year, churn would have been 1.58%, which is higher than the prior year period primarily due to increased competition, higher churn in our prepaid business and a more challenging macroeconomic environment.

        Revenues increased in 2008 primarily due to strong subscriber and ARPU growth. ARPU increased mainly due to favorable exchange rates in Brazil in the first three quarters of 2008, as well as strong ARPU growth in PanAmericana, particularly in Venezuela and Argentina.

        The higher operating profit before depreciation and amortization is primarily due to the gross profit generated from the higher revenues, partially offset by an increase in subscriber acquisition costs mostly due to the 29% increase in gross additions, higher general and administrative expense due primarily to $29 million in currency related transaction fees in Venezuela and increased costs related to foreign currency exchange rate appreciation.

        The higher operating profit was primarily due to the increase in operating profit before depreciation and amortization partially offset by higher depreciation and amortization expense.

Sports Networks, Eliminations and Other

        Operating loss from Sports Networks, Eliminations and Other decreased to $61 million in 2008 from $75 million in 2007.

DIRECTV

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. From 2007 to 2009 we experienced significant growth in net cash provided by operating activities and free cash flow. We expect net cash provided by operating activities and free cash flow to continue to grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, as of December 31, 2009, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until 2011. Borrowings under this facility may be required to fund strategic investment opportunities should they arise.

        At December 31, 2009, our cash and cash equivalents totaled $2.6 billion compared with $2.0 billion at December 31, 2008.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.89 at December 31, 2009 and 1.13 at December 31, 2008. Working capital decreased by $1,105 million to a $646 million deficit at December 31, 2009 from working capital of $459 million at December 31, 2008. The decrease during the period was mostly due to the increase in our current debt balance due to the assumption of debt and the related equity collars as part of the Liberty Transaction.

Summary Cash Flow Information

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Net cash provided by operating activities	$4,431	$3,910	$3,645
Net cash used in investing activities	(2,194)	(2,388)	(2,822)
Net cash used in financing activities	(1,637)	(600)	(2,239)
Free cash flow:
Net cash provided by operating activities	$4,431	$3,910	$3,645
Less: Cash paid for property, equipment and satellites	(2,071)	(2,229)	(2,692)

Free cash flow	$2,360	$1,681	$953

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2009 and 2008 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues, and in 2009 due to lower payments for income taxes compared to 2008. Cash paid for income taxes was $484 million in 2009, $706 million in 2008 and $408 million in 2007. The decrease in cash paid for income taxes in 2009 resulted mainly from decreased income from continuing operations and prior year tax credits.

Cash Flows Used In Investing Activities

        During both 2008 and 2009, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from the DIRECTV U.S. lease program, which resulted in a reduction in capital expenditures for property and equipment in 2008 and 2009.

        Also at DIRECTV U.S., during 2007, 2008 and 2009, we were in the process of constructing three satellites. We have completed and placed two of these satellites into service, which resulted in decreasing satellite capital expenditures over the three year period. We expect to place the last of these

DIRECTV

satellites in service in the second quarter of 2010. Additionally, our capital expenditures for broadcast facilities and equipment to support our HD programming has decreased from 2007 to 2009 as we have largely completed the build out of the infrastructure necessary to launch HD programming both locally and nationally.

        These decreases in capital expenditures for property and equipment have been offset by an increase in capital expenditures in Latin America for set-top receivers provided to subscribers under lease programs. Part of our business strategy in Latin America is to increase advanced product and multi-box penetrations; therefore, our capital expenditures in Latin America are expected to increase.

        Additionally, we paid $37 million in 2009, $204 million in 2008 and $348 million in 2007 for investments, net of cash acquired, in various companies and $97 million, net of cash acquired, as part of the Liberty Transaction. These transactions are described in Notes 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Also, in 2007 we had cash flows from investing activities resulting from net cash proceeds received from the sale of short-term investments. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future.

Cash Flows Used in Financing Activities

        Under stock repurchase plans approved by our Board of Directors we completed the repurchase of our common stock as follows: $1,696 million during 2009, $3,174 million during 2008, and $2,025 million during 2007. In February 2010, we announced an increase in the amount of authorized repurchases to $3.5 billion, which is expected to be completed during 2010. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings.

        During 2008 we had $2,490 million of net cash proceeds from the issuance of senior notes and borrowings under our senior secured credit facility which were completed in May 2008 and received a $160 million capital contribution in connection with Liberty's acquisition of its equity interest in us from News Corporation. During 2009, we had $1,990 million of net cash proceeds from the issuance of senior notes which were completed in September 2009. We also repaid $1,018 million of our long-term debt, and paid approximately $751 million to settle a portion of the debt and related equity collars assumed as part of the Liberty Transaction.

Free Cash Flow

        Free cash flow increased in 2009 as compared to 2008 due to an increase in net cash provided by operating activities described above, and the decrease in capital expenditures and the decrease in cash paid for taxes described above. The decrease in capital expenditures resulted from lower costs for set-top receivers capitalized under the DIRECTV U.S. lease program and lower capital expenditures for satellite and broadcast facilities and equipment to support HD programming partially offset by increased capital expenditures in Latin America for subscriber leased equipment.

        During 2010, we expect continued free cash flow growth primarily as a result of the anticipated increase in operating profit before depreciation and amortization.

DIRECTV

Debt

        At December 31, 2009, we had $8,010 million in total outstanding borrowings, bearing a weighted average interest rate of 5.0%. Our outstanding borrowings primarily consist of notes payable, the Collar Loan and amounts borrowed under a senior secured credit facility of DIRECTV U.S. as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance of the Collar Loan and settle the related equity collars, and accordingly will report a gain of approximately $65 million in the first quarter of 2010 related to the Collar Loan.

        Our notes payable and senior secured credit facility mature as follows: $308 million in 2010, $108 million in 2011, $20 million in 2012, $1,887 million in 2013, $1,000 million in 2014 and $3,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2009 and 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. DIRECTV U.S.' 4.750% and 5.875% senior notes are rated as investment grade and have fewer covenants and restrictions than our other senior notes. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2009, DIRECTV U.S. was in compliance with all such covenants and we expect to continue to be in compliance with all covenants in 2010.

Contingencies

        As discussed in Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela Exchange Controls.    Through December 31, 2009 we utilized the official exchange rate of 2.15 bolivars fuerte per U.S. dollar to translate the financial statements of our Venezuelan subsidiary. This rate has been fixed despite significant inflation in Venezuela in recent periods. We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 5 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. As a result we recorded a $213 million charge during the year ended December 31, 2009 and a $29 million charge during the year ended December 31, 2008 in "General and administrative expense" in the Consolidated Statements of

DIRECTV

Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations. As a result of this devaluation, we estimate an approximate $6 million charge to net income in the first quarter of 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We will also begin reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate, which will result in a 50% reduction in revenues and local currency operating costs. As a result of our policy of repatriating excess cash balances using the parallel exchange rate beginning in 2009, we do not expect a significant reduction in operating profits from our Venezuelan operations in 2010 due to the devaluation of the official exchange rate as the effect of devaluation will be offset by lower charges for the repatriation of cash.

        We currently expect to continue to repatriate cash generated in Venezuela in excess of local operating requirements, and to the extent we are unable to obtain timely approval to exchange bolivars fuerte at the official rate, we may use the legal parallel exchange process and we expect to incur additional charges in the future. Using the official exchange rate as of December 31, 2009, our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated assets of $15 million in excess of Venezuelan bolivar fuerte denominated liabilities, including cash of $33 million as of December 31, 2009.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft or if we are required to make a prepayment on our term loans under DIRECTV U.S.' senior secured credit facility. Additionally, DIRECTV U.S.' ability to borrow under the senior secured credit facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described above.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2009, including the future periods in which payments are expected. Additional details regarding these obligations are

DIRECTV

provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 9) (a)	$9,102	$665	$830	$3,473	$4,134
Purchase obligations (Note 19) (b)	9,696	1,805	3,705	2,745	1,441
Operating lease obligations (Note 19) (c)	402	65	118	74	145
Capital lease obligations (Note 11)	930	89	171	159	511
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Note 19) (d)	140	91	49	—	—

Total (e)	$20,270	$2,715	$4,873	$6,451	$6,231

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2009, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite launch contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $367 million as of December 31, 2009. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

(e)
Excluded from these obligations are the $1,202 million Collar Loan and the related $400 million equity collars. During the first quarter of 2010, we paid the remaining principal balance of the loan and settled the equity collars.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2009, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $35 million primarily related to insurance deductibles.

DIRECTV

CONTINGENCIES

        For a discussion of "Contingencies", see Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 17 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        Multi-Year Programming Contracts for Live Sporting Events.    We charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.' agreement with the NFL, based on the contractual rates in the contract per season, unless the contractual rates are inconsistent with the relative value of the programming from season to season, in which case we record the expense based on the ratio of each period's sports programming package revenues to the estimated total package revenues to be earned over the contract period. Management evaluates estimated total programming package revenues at least annually. Estimates of forecasted revenues rely on assumptions regarding the number of subscribers to a given sporting events package and the estimated package price throughout the contract. While we base our estimates on past experience and other relevant factors, actual results could differ from our estimates. If actual results were to significantly vary from forecasted amounts, the profit recorded on such contracts in a future period could vary from current rates and the resulting change in profits recorded could be material to our consolidated results of operations.

        Income Taxes.    We must make certain estimates and judgments in determining provisions for income taxes. These estimates and judgments occur in the calculation of tax credits, tax benefits and deductions, and in the calculation of certain tax assets and liabilities, which arise from differences in the timing of recognition of revenue and expense for tax and financial statement purposes.

        We assess the recoverability of deferred tax assets at each reporting date and where applicable, record a valuation allowance to reduce the total deferred tax asset to an amount that will, more-likely-than-not, be realized in the future. Our assessment includes an analysis of whether deferred tax assets will be realized in the ordinary course of operations based on the available positive and negative evidence, including the scheduling of deferred tax liabilities and forecasted income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment. In the event that actual income from operating activities differs from forecasted amounts, or if we change our estimates of forecasted income from operating activities, we could record additional charges or reduce allowances in order to adjust the carrying value of deferred tax assets to their realizable amount. Such adjustments could be material to our consolidated financial statements.

DIRECTV

        In addition, the recognition of a tax benefit for tax positions involves dealing with uncertainties in the application of complex tax regulations. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. We provide for taxes for uncertain tax positions where assessments have not been received. We believe such tax reserves are adequate in relation to the potential for additional assessments. Once established, we adjust these amounts only when more information is available or when an event occurs necessitating a change to the reserves. Future events such as changes in the facts or law, judicial decisions regarding the application of existing law or a favorable audit outcome will result in changes to the amounts provided.

        Contingent Matters.    Determining when, or if, an accrual should be recorded for a contingent matter, including but not limited to legal and tax issues, and the amount of such accrual, if any, requires a significant amount of management judgment and estimation. We develop our judgments and estimates in consultation with outside counsel based on an analysis of potential outcomes. Due to the uncertainty of determining the likelihood of a future event occurring and the potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated financial statements.

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers at DIRECTV U.S. over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. Based on the book value of the DIRECTV U.S. set-top receivers capitalized as of December 31, 2009, if we extended the depreciable life of the set-top receivers by one half of a year, it would result in an approximately $200 million reduction in annual depreciation expense.

        Valuation of Long-Lived Assets.    We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using the estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, and other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal. Changes in estimates of future cash flows could result in a write-down of the asset in a future period.

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2009, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2009, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate

DIRECTV

commensurate with the risk involved, when appropriate. Estimation of future cash flows requires significant judgment about future operating results, and can vary significantly from one evaluation to the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated financial statements.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

SECURITY RATINGS

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and expected loss given a default. Ratings in the Baa range for Moody's Investors Service, and the BBB range for Standard & Poor's Ratings Services, or S&P, and the BBB range for Fitch Ratings, generally indicate adequate current protection of interest payments and principal security, with certain protective elements lacking. Ratings in the Ba range for Moody's and the BB range for S&P and Fitch, generally indicate moderate protection of interest and principal payments, potentially outweighed by exposure to uncertainties or adverse conditions. In general, lower ratings result in higher borrowing costs. A security rating is not a recommendation to buy, sell, or hold securities and may be subject to revision or withdrawal at any time by the assigning rating organization.

        Currently, DIRECTV has the following security rating:

	Corporate	Outlook
Standard & Poor's	BBB-	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Ba2	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

***

DIRECTV

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        The following discussion and the estimated amounts generated from the sensitivity analyses referred to below include forward-looking statements of market risk which assume for analytical purposes that certain adverse market conditions may occur. Actual future market conditions may differ materially from such assumptions and the amounts noted below are the result of analyses used for the purpose of assessing possible risks and the mitigation thereof. Accordingly, you should not consider the forward-looking statements as our projections of future events or losses.

General

        Our cash flows and earnings are subject to fluctuations resulting from changes in foreign currency exchange rates, interest rates and changes in the market value of our equity investments. We manage our exposure to these market risks through internally established policies and procedures and, when deemed appropriate, through the use of derivative financial instruments. We enter into derivative instruments only to the extent considered necessary to meet our risk management objectives, and do not enter into derivative contracts for speculative purposes.

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2009, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on our net assets would be a loss of $109 million, net of taxes, at December 31, 2009, a significant portion of which would be recorded in "Foreign currency translation activity during the period" in our Consolidated Statement of Changes in Stockholders' Equity.

Interest Rate Risk

        We are subject to fluctuating interest rates, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $8,010 million at December 31, 2009, which consisted of DIRECTV U.S.' fixed rate borrowings of $4,490 million, collar loan of $1,202 million and variable rate borrowings of $2,316 million. As of December 31, 2009, a hypothetical one percentage point increase in interest rates related to our outstanding variable rate debt would have increased our annual interest expense by approximately $23 million.

***

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV (formerly, The DIRECTV Group, Inc.) (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' equity, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        As discussed in Note 2 of the Notes to the Consolidated Financial Statements, effective January 1, 2009, the Company adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests and effective January 1, 2009, the Company adopted new accounting standards regarding the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is out of the control of the issuer.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2010

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$21,565	$19,693	$17,246
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	9,064	8,298	7,346
Subscriber service expenses	1,525	1,290	1,240
Broadcast operations expenses	341	360	323
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,773	2,429	2,096
Upgrade and retention costs	1,092	1,058	976
General and administrative expenses	1,457	1,243	1,095
Depreciation and amortization expense	2,640	2,320	1,684

Total operating costs and expenses	18,892	16,998	14,760

Operating profit	2,673	2,695	2,486
Interest income	41	81	111
Interest expense	(423)	(360)	(235)
Liberty transaction and related charges	(491)	—	—
Other, net	34	55	26

Income from continuing operations before income taxes	1,834	2,471	2,388
Income tax expense	(827)	(864)	(943)

Income from continuing operations	1,007	1,607	1,445
Income from discontinued operations, net of taxes	—	6	17

Net income	1,007	1,613	1,462
Less: Net income attributable to noncontrolling interest	(65)	(92)	(11)

Net income attributable to DIRECTV	$942	$1,521	$1,451

Amounts attributable to DIRECTV common shareholders:
Income from continuing operations, net of taxes	$942	$1,515	$1,434
Income from discontinued operations, net of taxes	—	6	17

Net income	$942	$1,521	$1,451

Basic earnings attributable to DIRECTV per common share:
Income from continuing operations	$0.96	$1.36	$1.20
Income from discontinued operations, net of taxes	—	0.01	0.01

Net income	$0.96	$1.37	$1.21

Diluted earnings attributable to DIRECTV per common share:
Income from continuing operations	$0.95	$1.36	$1.20
Income from discontinued operations, net of taxes	—	0.01	0.01

Net income	$0.95	$1.37	$1.21

Weighted average number of common shares outstanding (in millions):
Basic	985	1,110	1,195
Diluted	992	1,114	1,202

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,605	$2,005
Accounts receivable, net	1,625	1,423
Inventories	212	192
Deferred income taxes	217	68
Prepaid expenses and other	396	356

Total current assets	5,055	4,044
Satellites, net	2,338	2,476
Property and equipment, net	4,138	4,171
Goodwill	4,164	3,753
Intangible assets, net	1,131	1,172
Investments and other assets	1,434	923

Total assets	$18,260	$16,539

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,757	$3,115
Unearned subscriber revenues and deferred credits	434	362
Current portion of long-term debt	1,510	108

Total current liabilities	5,701	3,585
Long-term debt	6,500	5,725
Deferred income taxes	1,070	524
Other liabilities and deferred credits	1,678	1,749
Commitments and contingencies
Redeemable noncontrolling interest	400	325
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 911,377,919 shares issued and outstanding of DIRECTV Class A common stock at December 31, 2009, $0.01 par value, 30,000,000 shares authorized, 21,809,863 shares issued and outstanding of DIRECTV Class B common stock at December 31, 2009 and $0.01 par value, 3,000,000,000 shares authorized, 1,024,182,043 shares issued and outstanding of The DIRECTV Group, Inc. common stock at December 31, 2008	6,689	8,318
Accumulated deficit	(3,722)	(3,559)
Accumulated other comprehensive loss	(56)	(128)

Total stockholders' equity	2,911	4,631

Total liabilities and stockholders' equity	$18,260	$16,539

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	The DIRECTV Group, Inc. Common Shares	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accu- mulated Deficit	Accu- mulated Other Compre- hensive Loss, net of taxes	Non- controlling Interest	Total Stock- holders' Equity	Redeem- able Non- controlling Interest	Net Income
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2007	1,226,490,193			$9,566	$(3,107)	$(48)	$62	$6,473	$270
Net Income					1,451			1,451	11	$1,462
Stock repurchased and retired	(86,173,710)			(692)	(1,333)			(2,025)
Stock options exercised and restricted stock units vested and distributed	7,951,720			118				118
Share-based compensation expense				49				49
Tax benefit from stock option exercises				18				18
Other				(11)				(11)
Purchase of Darlene Investments LLC's interest in DIRECTV Latin America							(62)	(62)
Adjustment to initially record cumulative effect of adopting accounting standard for uncertainty in income taxes, net of tax					(5)			(5)
Adjustment to record adoption of accounting standard to change measurement date provisions of defined benefit pension and other postretirement plans, net of tax					(1)			(1)
Adjustment to the fair value of redeemable noncontrolling interest				(19)				(19)	19
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						16		16
Foreign currency translation activity during the period						(1)		(1)
Unrealized gains on securities, net of tax						12		12

Balance at December 31, 2007	1,148,268,203	—	—	9,029	(2,995)	(21)	—	6,013	300
Net Income					1,521			1,521	92	$1,613
Stock repurchased and retired	(131,476,804)			(1,089)	(2,085)			(3,174)
Stock options exercised and restricted stock units vested and distributed	7,390,644			105				105
Share-based compensation expense				51				51
Tax benefit from stock option exercises				15				15
Capital contribution				160				160
Adjustment to the fair value of redeemable noncontrolling interest				67				67	(67)
Other				(20)				(20)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(87)		(87)
Unrealized losses on securities, net of tax						(20)		(20)

Balance at December 31, 2008	1,024,182,043	—	—	8,318	(3,559)	(128)	—	4,631	325
Net Income					942			942	65	$1,007
Stock repurchased and retired	(71,242,534)			(591)	(1,105)			(1,696)
Stock options exercised and restricted stock units vested and distributed	4,191,329	1,898,770		35				35
Liberty Transaction	(957,130,838)	909,479,149	21,809,863	(1,145)				(1,145)
Share-based compensation expense				55				55
Tax benefit from stock option exercises				29				29
Adjustment to the fair value of redeemable noncontrolling interest				(16)				(16)	16
Other				4				4
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(2)		(2)
Cumulative effect of change in functional currency at Sky Brazil						(112)		(112)
Foreign currency translation activity during the period						179		179	(6)
Unrealized gains on securities, net of tax						7		7

Balance at December 31, 2009	—	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$—	$2,911	$400

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Net income	$1,007	$1,613	$1,462
Other comprehensive income (loss):
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax	(2)	(87)	16
Foreign currency translation adjustments
Cumulative effect of change in functional currency at Sky Brazil	(112)	—	—
Foreign currency translation activity during the period	179	—	(1)
Unrealized holding (losses) gains on securities, net of taxes	7	(20)	12

Comprehensive income	1,079	1,506	1,489
Comprehensive income attributable to noncontrolling interests	(59)	(92)	(11)

Comprehensive income attributable to DIRECTV.	$1,020	$1,414	$1,478

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,007	$1,613	$1,462
Income from discontinued operations, net of taxes	—	(6)	(17)

Income from continuing operations	1,007	1,607	1,445
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,640	2,320	1,684
Amortization of deferred revenues and deferred credits	(48)	(104)	(98)
Dividends received	94	35	—
Share-based compensation expense	55	51	49
Net loss from impairment of investments	45	—	—
Net foreign currency transaction gain	(62)	—	—
Liberty transaction and related charges	491	—	—
Deferred income taxes	441	107	439
Other	(3)	(24)	(15)
Change in operating assets and liabilities:
Accounts and notes receivable	(141)	95	(166)
Inventories	(12)	18	(45)
Prepaid expenses and other	(5)	(96)	46
Accounts payable and accrued liabilities	(215)	(23)	255
Unearned subscriber revenues and deferred credits	55	8	72
Other, net	89	(84)	(21)

Net cash provided by operating activities	4,431	3,910	3,645

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,012)	(2,101)	(2,523)
Cash paid for satellites	(59)	(128)	(169)
Cash paid for Liberty transaction, net of cash acquired	(97)	—	—
Investment in companies, net of cash acquired	(37)	(204)	(348)
Purchase of short-term investments	—	—	(588)
Sale of short-term investments	—	—	748
Other, net	11	45	58

Net cash used in investing activities	(2,194)	(2,388)	(2,822)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	1,990	2,490	—
Debt issuance costs	(14)	(19)	—
Repayment of long-term debt	(1,018)	(53)	(220)
Repayment of collar loan	(751)	—	—
Net increase in short-term borrowings	—	—	2
Repayment of other long-term obligations	(116)	(117)	(121)
Common shares repurchased and retired	(1,696)	(3,174)	(2,025)
Capital contribution	—	160	—
Stock options exercised	35	105	118
Taxes paid in lieu of shares issued for share-based compensation	(72)	—	—
Excess tax benefit from share-based compensation	5	8	7

Net cash used in financing activities	(1,637)	(600)	(2,239)

Net increase (decrease) in cash and cash equivalents	600	922	(1,416)
Cash and cash equivalents at beginning of the year	2,005	1,083	2,499

Cash and cash equivalents at end of the year	$2,605	$2,005	$1,083

Supplemental Cash Flow Information
Cash paid for interest	$412	$334	$230
Cash paid for income taxes	484	706	408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Beginning November 19, 2009 we also operate three regional sports networks and own a 65% interest in Game Show Network LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region through our wholly-owned subsidiary, DIRECTV Latin America, LLC, or DLA LLC; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, currently known as FSN Rocky Mountain, FSN Northwest and FSN Pittsburgh, respectively. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in GSN, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars became wholly-owned subsidiaries of DIRECTV.

        DIRECTV Group has been treated as the acquiring corporation in the Liberty Transaction for accounting and financial reporting purposes and accordingly, the historical financial statements of DIRECTV Group are reported as the historical financial statements of DIRECTV in the accompanying Consolidated Financial Statements.

        As a result of the Liberty Transaction, Liberty's 57% ownership interest in DIRECTV Group has been effectively distributed to certain of Liberty's shareholders. DIRECTV has two classes of common stock outstanding, Class A common stock and Class B common stock. The DIRECTV Class A common

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

stock is entitled to one vote per share and the Class B common stock is entitled to 15 votes per share. The DIRECTV Class A common stock trades on the NASDAQ Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV Group common stock has been delisted and no longer trades on the NASDAQ. The DIRECTV Class B common stock will not be listed on any stock exchange or automated dealer quotation system. Dr. John Malone and his family, or the Malones, own all outstanding Class B common stock, and have agreed to limit their Class B voting rights to 24% of the total voting power of DIRECTV's common stock. Including their Class A and Class B ownership interests, the Malones hold an approximate 2.7% economic interest and an approximate 24.3% voting interest in DIRECTV.

        See Note 3 for additional information regarding these transactions.

Note 2: Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation

        We present our accompanying financial statements on a consolidated basis and include our accounts and those of our domestic and foreign subsidiaries that we control through equity ownership or for which we are deemed to be the primary beneficiary, after elimination of intercompany accounts and transactions. We allocate earnings and losses to noncontrolling interests only to the extent of a noncontrolling investor's investment in a subsidiary.

Use of Estimates in the Preparation of the Consolidated Financial Statements

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period.

Broadcast Programming and Other

        We recognize the costs of television programming distribution rights when we distribute the related programming. We recognize the costs of television programming rights to distribute live sporting events for a season or tournament to expense using the straight-line method over the course of the season or tournament. However, we charge the cost of multi-year programming contracts for live sporting events with minimum guarantee payments, such as DIRECTV U.S.' agreement with the NFL, based on the contractual rates in the contract per season, unless the contractual rates are inconsistent with the relative value of the programming from season to season, in which case we record the expense based on the ratio of each period's sports programming package revenues to the estimated total package

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

revenues to be earned over the contract period. We evaluate estimated total contract revenues at least annually.

        We defer advance payments in the form of cash and equity instruments from programming content providers for carriage of their signal and recognize them as a reduction of "Broadcast programming and other" in the Consolidated Statements of Operations on a straight-line basis over the related contract term. We record equity instruments at fair value based on quoted market prices or values determined by management.

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during the 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 5 for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. The costs for loyalty programs include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, local channel upgrade programs and other similar initiatives, and third party commissions we incur for the sale of additional set-top receivers to existing subscribers. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 5 for additional information.

Cash and Cash Equivalents

        Cash and cash equivalents consist of highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and related capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 5 to 20 years.

Valuation of Long-Lived Assets

        We evaluate the carrying value of long-lived assets to be held and used, other than goodwill and intangible assets with indefinite lives, when events and circumstances warrant such a review. We consider the carrying value of a long-lived asset impaired when the anticipated undiscounted future cash flow from such asset is separately identifiable and is less than its carrying value. In that event, we would recognize a loss based on the amount by which the carrying value exceeds the fair value of the long-lived asset. We determine fair value primarily using estimated future cash flows associated with the asset under review, discounted at a rate commensurate with the risk involved, or other valuation techniques. We determine losses on long-lived assets to be disposed of in a similar manner, except that we reduce the fair value for the cost of disposal.

Foreign Currency

        The U.S. dollar is the functional currency for most of our foreign operations. We recognize gains and losses resulting from remeasurement of these operations' foreign currency denominated assets, liabilities and transactions into the U.S. dollar in the Consolidated Statements of Operations.

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' equity.

Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and they are carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We continually review our investments to determine whether a decline in fair value below the cost basis is

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

"other-than-temporary." We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of "Other, net" and record it as a reclassification adjustment from OCI.

        We account for investments in which we own at least 20% of the voting securities or have significant influence under the equity method of accounting. We record equity method investments at cost and adjust for the appropriate share of the net earnings or losses of the investee. We record investee losses up to the amount of the investment plus advances and loans made to the investee, and financial guarantees made on behalf of the investee.

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2009 and 2008.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to our employees and directors.

        We record compensation expense equal to the fair value of stock-based awards at the date approved on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

Income Taxes

        We determine deferred tax assets and liabilities based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which we expect the differences to reverse. We must make certain estimates and judgments in determining income tax provisions, assessing the likelihood of recovering our deferred tax assets, and evaluating tax positions.

        We recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns, for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $317 million in 2009, $301 million in 2008, and $261 million in 2007.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Accounting Changes

        Noncontrolling interests.    On January 1, 2009 we adopted new accounting standards for the accounting and reporting of noncontrolling interests in subsidiaries, also known as minority interests, in consolidated financial statements. The new standards also provide guidance on accounting for changes in the parent's ownership interest in a subsidiary and establishes standards of accounting for the deconsolidation of a subsidiary due to the loss of control. Reporting entities must now present certain noncontrolling interests as a component of equity and present net income and consolidated comprehensive income attributable to the parent and the noncontrolling interest separately in the consolidated financial statements. These new standards are required to be applied prospectively, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. As a result of our adoption of these standards, "Net income" in the Consolidated Statements of Operations now includes net income attributable to noncontrolling interest as compared to the previous presentation, where net income attributable to the noncontrolling interest was deducted in the determination of net income. Additionally, the Consolidated Statements of Cash Flows are now presented using net income as calculated pursuant to the new accounting requirements.

        On January 1, 2009 we adopted the revisions made by the SEC to accounting standards regarding the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revisions to the accounting guidance require that redeemable noncontrolling interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable noncontrolling interest in Sky Brazil described in Note 19 of the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a redeemable noncontrolling interest are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the adoption of this accounting requirement, we have reported Globo's redeemable noncontrolling interest in Sky Brazil in "Redeemable noncontrolling interest" at fair value in the Consolidated Balance for each period presented. See Note 19 for additional information.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following tables present the changes to previously reported amounts in our Consolidated Balance Sheets as a result of the adoption of the revised guidance:

December 31, 2008	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$103	$325	$222
Common stock and additional paid in capital	8,540	8,318	(222)
Total stockholders' equity	4,853	4,631	(222)

December 31, 2007	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$11	$300	$289
Common stock and additional paid in capital	9,318	9,029	(289)
Total stockholders' equity	6,302	6,013	(289)

December 31, 2006	As Originally Reported	As Adjusted	Effect of Change
	(Dollars in Millions)
Redeemable noncontrolling interest	$—	$270	$270
Common stock and additional paid in capital	9,836	9,566	(270)
Total stockholders' equity	6,681	6,473	(208)

        Business Combinations.    On January 1, 2009 we adopted a new business combination accounting standard that requires the acquiring entity in a business combination to record 100% of all assets and liabilities acquired, including goodwill and any non-controlling interest, generally at their fair values for all business combinations, whether partial, full or step acquisitions. Under the new standard, certain contingent assets and liabilities, as well as contingent consideration, are also required to be recognized at fair value on the date of acquisition and acquisition-related transaction and restructuring costs will be expensed. Additionally, disclosures are required describing the nature and financial effect of the business combination and the standard also changes the accounting for certain income tax assets recorded in purchase accounting. The adoption of the new accounting requirements as required, on January 1, 2009, changed the way we account for adjustments to deferred tax asset valuation allowances recorded in purchase accounting for prior business combinations so that adjustments to these deferred tax asset valuation allowances will no longer be recorded to goodwill but rather adjustments will be recorded in "Income tax expense" in the Consolidated Statements of Operations. Additionally, the adoption of the new accounting guidance changed the accounting for all business combinations we consummate after January 1, 2009.

        Sky Brazil Functional Currency.    Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, on April 1, 2009 we recorded a $165 million decrease to previously reported values for nonmonetary assets and a $53 million increase in our related deferred income tax assets and liabilities, and an offsetting $112 million decrease to the "Cumulative translation adjustment", a component of "Accumulated other comprehensive loss" in stockholders' equity in the Consolidated Balance Sheets. In addition, as a result of this change in functional currency, changes in

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

exchange rates will result in gains or losses, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During 2009, we recorded a net foreign currency transaction gain of $62 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

        Fair Value Recognition, Measurement and Disclosure.    On January 1, 2008 we adopted new accounting standards which permit, but do not require, companies to report at fair value the majority of recognized financial assets, financial liabilities and firm commitments. Under this standard, unrealized gains and losses on items for which the fair value option is elected are reported in earnings at each subsequent reporting date. Our adoption of these accounting standards did not have any effect on our consolidated financial statements, as we have not elected to report subject instruments at fair value.

        On January 1, 2008 we adopted new accounting standards for fair value measurements which defines fair value, sets out a framework for measuring fair value under accounting principles generally accepted in the United States of America, or GAAP, and expands disclosures about fair value measurements of assets and liabilities to include disclosure about inputs used in the determination of fair value using the following three categories:

        Level 1: Quoted market prices in active markets for identical assets or liabilities.

        Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.

        Level 3: Unobservable inputs that are not corroborated by market data.

        The new accounting standards apply under other accounting pronouncements previously issued by the Financial Accounting Standards Board, or FASB, that require or permit fair value measurements. Our adoption of the new accounting standards did not have any effect on our consolidated financial statements.

        Payments to Manufacturers and Resellers.    On January 1, 2008 we adopted new accounting standards which provide guidance to service providers regarding the proper reporting of consideration given to manufacturers or resellers of equipment necessary for an end-customer to receive its services. Depending on the circumstances, such consideration is reported as either an expense or a reduction of revenues. Our adoption of the new accounting standards did not have any effect on our consolidated financial statements.

        Uncertain Tax Positions.    We adopted accounting standards for accounting for uncertainty in income taxes on January 1, 2007, the cumulative effect of which resulted in a $5 million increase to "Accumulated deficit" in the Consolidated Balance Sheets. As of the date of adoption, our unrecognized tax benefits and accrued interest totaled $204 million, including $166 million of tax positions the recognition of which would affect the annual effective income tax rate. As of the date of adoption, we have accrued $45 million in interest and penalties as part of our liability for unrecognized tax benefits. See Note 10 for additional information regarding unrecognized tax benefits.

        Pensions.    On December 31, 2007, we adopted new accounting standards that requires the measurement of plan assets and benefit obligations as of the date of our fiscal year end and accordingly resulted in a change in our measurement date, which was previously November 30. As a result of the adoption of this provision, we recorded an adjustment of $1 million to recognize net periodic benefit

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

cost for the one month difference to "Accumulated deficit" in the Consolidated Balance Sheets as of December 31, 2007.

New Accounting Standards

        Consolidation of Variable Interest Entities.    In June 2009, the FASB issued revisions to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. We do not expect the adoption of these changes to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2010.

        Multiple Element Revenue Arrangements.    In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements for revenue arrangements for multiple deliverables. We currently do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

Note 3: Acquisitions

  Liberty Transaction

        On November 19, 2009, DIRECTV Group and Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars became wholly-owned subsidiaries of DIRECTV.

        DIRECTV Group entered into the Liberty Transaction to eliminate the approximate 57% ownership interest in DIRECTV group held by Liberty Media, thereby reducing the concentration of voting power in a single stockholder or group of affiliated stockholders. The merger also resulted in greater liquidity of the DIRECTV common stock, greater operating and governance independence and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the elimination of the risk that Liberty could transfer control of DIRECTV without DIRECTV public stockholders participating in any control premium.

        The holders of outstanding shares of DIRECTV Group common stock (other than direct or indirect subsidiaries of LEI) received one share of DIRECTV Class A common stock for each share of DIRECTV Group common stock held. The holders of outstanding shares of LEI Series A common stock and Series B common stock (other than the Malones) received 1.11130 shares of DIRECTV Class A common stock for each share of LEI Series A or Series B common stock held. The Malones received 1.11130 shares of DIRECTV Class B common stock for each share of LEI Series B common stock held. Based on these terms, DIRECTV issued 408.4 million Class A shares to the holders of DIRECTV Group common stock other than LEI, and 501.1 million Class A and 21.8 million Class B shares to the former LEI shareholders. The 931.3 million total Class A and Class B shares issued by DIRECTV was 25.8 million less than the 957.1 million DIRECTV Group common shares outstanding immediately preceding the merger, as the exchange ratio contemplated the fact that LEI would be contributing net liabilities (excluding LEI's interest in DIRECTV Group) to DIRECTV.

        The Liberty Transaction has been accounted for using the acquisition method of accounting pursuant to accounting standards for business combinations. DIRECTV Group has been treated as the acquiring corporation in the Liberty Transaction for accounting and financial reporting purposes, and accordingly the historical financial statements of DIRECTV Group have become the historical financial statements of DIRECTV. The acquisition date fair value of consideration paid, in the form of DIRECTV common stock, for the assets and liabilities of LEI (excluding LEI's interest in DIRECTV Group) has been allocated to a premium expensed at the close of the transaction as discussed in more detail below and to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI have been consolidated beginning on the acquisition date, November 19, 2009.

        The following table sets forth the preliminary allocation of the purchase price to the LEI net liabilities assumed on November 19, 2009 (dollars in millions):

Total current assets	$244
Property and equipment	5
Goodwill	341
Investments and other assets	754

Total assets acquired	$1,344

Total current liabilities	$2,492
Other liabilities	305

Total liabilities assumed	$2,797

Net liabilities assumed	$1,453

        Costs incurred to complete the transaction, including legal, accounting, financial printing, investment banking and other costs, totaled $43 million and have been included as an expense in "Liberty transaction and related charges" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        We currently expect that none of the goodwill will be deductible for tax purposes. Goodwill is primarily related to the value of the three regional sports networks' intangibles that do not qualify for

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

separate recognition, such as exploitable advertising space, assembled production and distribution networks and assembled workforces.

        The exchange ratio of LEI common stock to DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group received a premium in the form of a larger economic interest in DIRECTV than would have been otherwise determined based on the relative fair values of DIRECTV Group and LEI. This premium, calculated as the value of the economic interest in DIRECTV distributed to LEI stockholders based on the fair value of the merged assets of DIRECTV as of November 19, 2009, in excess of the acquisition date fair value of the assets and liabilities of LEI, amounted to $337 million and has been expensed as a disproportionate distribution upon completion of the mergers in "Liberty transaction and related charges" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        The premium was calculated as follows:

Former LEI shareholder interest in the fair value of the net assets of DIRECTV	$16,054
Less: Fair value of net assets contributed by LEI, including 57% interest in DIRECTV Group	15,717

Premium	$337

        As part of the mergers, DIRECTV assumed 16.7 million common stock options and stock appreciation rights issued by LEI. Since many of the replacement awards are held by individuals who remained employees of Liberty and did not become employees or directors of DIRECTV, they are reported as a liability at fair value by DIRECTV in accordance with accounting standards for non-employee awards. See Note 15 for additional information regarding these stock based awards.

        Also, the assumed indebtedness includes related equity collars which were in a liability position with an estimated negative fair value of approximately $369 million as of the acquisition date. We account for the derivative financial instruments of the equity collars acquired as a net asset or liability at fair value. Adjustments to the fair values of the stock based awards and the equity collars are recorded in "Liberty transaction and related charges" in the Consolidated Statements of Operations. See Note 9 for additional information regarding the indebtedness and equity collars.

        For the year ended December 31, 2009, amounts charged to "Liberty transaction and related charges" in the Consolidated Statements of Operations totaled $491 million, and include, the $337 million premium, $111 million of net losses recorded for the partial settlement and fair value adjustment of the equity collars and non-employee stock based awards from the acquisition date to December 31, 2009 and the $43 million of acquisition related costs.

        Cash paid, net of cash acquired in connection with the transaction was $97 million and includes a $226 million repayment of LEI's existing loan from Liberty at the close of the transaction and $43 million of cash paid for transaction costs, partially offset by $120 million in cash at LEI, and $56 million of cash at the regional sports networks.

        We assigned $228 million to definite lived intangible assets of the regional sports networks for affiliate and advertising relationships. The weighted average live of these intangibles is 19 years. These intangibles are included in the Trade name and other component of "Intangible assets, net" in the Consolidated balance sheets.

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and Liberty Entertainment for the years ended December 31, 2009

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

and 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2009	2008
	(Dollars in Millions)
Revenues	$21,753	$19,905
Net income attributable to DIRECTV	1,113	1,651

  Home Services Providers

        180 Connect.    In July 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The December 31, 2009 consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill, $28 million of which will be deductible for tax purposes.

        The following table sets forth the final allocation of the purchase price to the 180 Connect net assets acquired in July 2008 (dollars in millions):

Total current assets	$18
Property and equipment	16
Goodwill	97
Investments and other assets	51

Total assets acquired	$182

Total current liabilities	$83
Other liabilities	8

Total liabilities assumed	$91

Net assets acquired	$91

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and 180 Connect for 2008 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Years Ended December 31, 2008
(Dollars in Millions,)
Revenues	$19,693
Net income	1,479

  Darlene Transaction

        On January 30, 2007, we acquired Darlene's 14% equity interest in DLA LLC for $325 million in cash. We accounted for the acquisition of this interest using the purchase method of accounting.

Note 4: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Subscriber	$1,036	$918
Trade and other	645	555

Subtotal	1,681	1,473
Less: Allowance for doubtful accounts	(56)	(50)

Accounts receivable, net	$1,625	$1,423

Note 5: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2009	2008
	(Dollars in Millions)
Satellites	10-16	$2,839	$2,956
Satellites under construction	—	354	292

Total		3,193	3,248
Less: Accumulated depreciation		(855)	(772)

Satellites, net		$2,338	$2,476

Land and improvements	9-30	$37	$37
Buildings and leasehold improvements	2-40	361	342
Machinery and equipment	2-23	3,337	3,211
Subscriber leased set-top receivers	3-7	5,636	4,853
Construction in-progress	—	360	271

Total		9,731	8,714
Less: Accumulated depreciation		(5,593)	(4,543)

Property and equipment, net		$4,138	$4,171

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We capitalized interest costs of $18 million in 2009, $18 million in 2008, and $51 million in 2007 as part of the cost of our property and satellites under construction. Depreciation expense was $2,287 million in 2009, $1,907 million in 2008, and $1,264 million in 2007.

        On March 1, 2006, DIRECTV U.S. introduced a set-top receiver lease program. Prior to March 1, 2006, most set-top receivers provided to new and existing DIRECTV U.S. subscribers were immediately expensed upon activation as a subscriber acquisition or upgrade and retention cost in the Consolidated Statements of Operations. Subsequent to the introduction of the lease program, we lease most set-top receivers provided to new and existing subscribers, and therefore capitalize the set-top receivers in "Property and equipment, net" in the Consolidated Balance Sheets. We depreciate capitalized set-top receivers over a three year estimated useful life and include the amount of set-top receivers capitalized each period in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers we capitalized, and depreciation expense we recorded, under the lease program for each of the periods presented:

Capitalized subscriber leased equipment:	Years ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$564	$599	$762
Subscriber leased equipment—upgrade and retention	419	537	774

Total subscriber leased equipment capitalized	$983	$1,136	$1,536

Depreciation expense—subscriber leased equipment	$1,333	$1,100	$645

Note 6: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2009 and 2008:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
Balance as of January 1, 2008	$3,032	$637	$—	$3,669
Acquisition related to home service provider business	157	—	—	157
Sky Brazil deferred income tax valuation allowance	—	(73)	—	(73)

Balance as of December 31, 2008	3,189	564	—	3,753
Liberty Transaction	—	—	341	341
Sky Brazil foreign currency translation adjustment	—	92		92
Purchase or acquisition accounting adjustments:
New acquisitions	24	—	—	24
Finalization of prior acquisitions	(46)	—	—	(46)

Balance as of December 31, 2009	$3,167	$656	$341	$4,164

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2009			December 31, 2008
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	208	$208	—	208	$171	37
Subscriber related	5-10	1,787	1,526	261	1,697	1,255	442
Dealer network	15	130	90	40	130	79	51
Trade name and other	5-20	344	17	327	102	9	93
Distribution rights	7	334	263	71	334	217	117

Total intangible assets		$3,235	$2,104	$1,131	$2,903	$1,731	$1,172

        Amortization expense of intangible assets was $352 million in 2009, $412 million in 2008 and $419 million in 2007.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $188 million in 2010; $132 million in 2011; $85 million in 2012; $38 million in 2013; $31 million in 2014 and $225 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2009, 2008, and 2007. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2009, 2008, or 2007.

Note 7: Investments

Equity Method Investments

        The following table sets forth the book value of our investments which we account for under the equity method of accounting:

	As of December 31,
	2009	2008
	(Dollars in Millions)
Sky Mexico	$484	$537
GSN	462	—
Other equity method investments	130	130

Total investments accounted for the equity method of accounting	$1,076	$667

        We paid cash of $11 million in 2009, $96 million in 2008 and $13 million in 2007 to acquire interests in companies we account for under the equity method of accounting.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the periods presented:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Sky Mexico	$32	$63	$41
Other	19	(8)	(6)

Total equity earnings for investments accounted for under the equity method of accounting	$51	$55	$35

        Game Show Network.    As result of the Liberty Transaction, DIRECTV and Sony Pictures Entertainment, or Sony, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, own 65% and 35% of GSN, respectively as of December 31, 2009. GSN owns and operates a basic cable network dedicated to game-related programming and Internet interactive game playing. Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment.

        DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. For 2009 we recognized $1 million of amortization on definite lived intangibles in equity earnings.

        We received cash dividends of $94 million in 2009 and $35 million in 2008 from companies that we account for under the equity method.

Other Investments

        We had investments in marketable equity securities of $31 million as of December 31, 2009 and $23 million as of December 31, 2008, which were stated at current fair value and classified as available-for-sale. We calculated the fair values based on quoted market prices of our investments, which is a Level 1 input under the accounting guidance.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $8 million in 2009, $1 million in 2008 and $21 million in 2007.

        In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 8: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Programming costs	$1,788	$1,640
Accounts payable	582	433
Equity collars (see Note 9 for additional information)	400	—
Property and income taxes	157	161
Payroll and employee benefits	204	165
Interest payable	47	45
Other	579	671

Total accounts payable and accrued liabilities	$3,757	$3,115

        The following represent significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Other accrued taxes	$595	$428
Obligations under capital leases	537	542
Pension and other postretirement benefits	135	179
Deferred credits	78	122
Programming costs	76	251
Other	257	227

Total other liabilities and deferred credits	$1,678	$1,749

Note 9: Debt

        The following table sets forth our outstanding debt:

	December 31,
	2009	2008
	(Dollars in Millions)
Senior notes	$4,490	$3,410
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009 and $9 million as of December 31, 2008	2,316	2,421
Collar Loan	1,202	—
Unamortized bond premium	2	2

Total debt	8,010	5,833
Less: Current portion of long-term debt	(1,510)	(108)

Long-term debt	$6,500	$5,725

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

  Collar Loan

        As part of the Liberty Transaction completed on November 19, 2009, we assumed a credit facility with a principal balance of $1,878 million and related equity collars which were in a liability position with an estimated acquisition date negative fair value of $369 million, which we refer to as the Collar Loan. The loan bears interest at an effective weighted average interest rate of approximately 3.5%.

        The equity collars, which use DTV shares as the underlying security, were entered into by Liberty prior to the Liberty Transaction for the purpose of providing credit security to the lending bank on the Collar Loan and, as a consequence, hedging Liberty's exposure to default on the Collar Loan by limiting Liberty's exposure to downward movements in the price of DTV stock in exchange for Liberty's increased exposure to upward movements in the price of DTV stock. As the derivative financial instruments were in respect of DTV stock, the original hedging function of the equity collars ceased upon the completion of the Liberty Transaction by reason of the acquisition of the DTV stock underlying the hedge by DIRECTV, and we became exposed to significant potential cash liability upon any upward movements in the price of DTV stock.

        Thus, the equity collars, when acquired by DIRECTV in the Liberty Transaction, posed an unhedged risk of substantial economic loss upon upward movements in the price of DTV stock, which was adverse to the company's short and long-term operational and stock price goals and was therefore an uneconomic and burdensome obligation to DIRECTV. Accordingly, in connection with the assumption of the Collar Loan, we agreed with the lending bank to promptly repay the Collar Loan and settle the equity collars. From the acquisition date to December 31, 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars. We also recorded a $105 million loss during the year ended December 31, 2009 in "Liberty transaction and related charges" in the Consolidated Statements of Operations related to the partial settlement of the collar and the adjustment of the remaining collar derivative financial instruments to their fair value as of December 31, 2009 to a liability of $400 million. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance of the loan and settle the equity collars, and accordingly will report a gain of approximately $65 million in the first quarter of 2010 related to the Collar Loan.

        We account for the collar pursuant to the accounting standards for derivatives and hedging, which require that all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The collar is not designated as a hedge, and therefore changes in the fair value of the derivative are recognized in earnings. We determine the fair value of the collar using the Black- Scholes Model. Changes in the fair value of the collar are recorded in "Liberty transaction and related charges" in the Consolidated Statements of Operations. Our use of the Black-Scholes Model to value the collar is considered a Level 2 valuation technique, which uses observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities.

        See Note 3 for further discussion of the Liberty Transaction.

  2009 Financing Transactions

        On September 22, 2009, DIRECTV U.S. issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed,

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. has filed a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the registration and exchange of these senior notes within the first half of 2010.

        On September 22, 2009, DIRECTV U.S. purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On September 23, 2009, DIRECTV U.S. exercised its right to redeem the remaining $327 million of the 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest. On October 23, 2009, DIRECTV U.S. redeemed the remaining $327 million of its 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest for a total of $339 million.

        The redemption of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $27 million resulted from the premium paid for redemption of our 8.375% senior notes and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility as discussed below. We incurred $19 million of debt issuance costs in connection with these transactions.

        DIRECTV U.S. issued $1,500 million in senior notes due in 2016 in a private placement transaction. The eight-year notes bear interest at 7.625%. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually commencing November 15, 2008. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. On November 11, 2008, we completed an exchange offer in which holders of substantially all of the outstanding principal amount of the senior notes exchanged the original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and do not bear the legends restricting their transfer.

        DIRECTV U.S. also amended its senior secured credit facility to include a new $1,000 million Term Loan C, which was issued at a 1% discount, resulting in $990 million of proceeds. Initially, borrowings under Term Loan C bear interest at 5.25%, however the rate is variable based on changes in the London InterBank Offered Rate, or LIBOR. The interest rate may be increased or decreased under certain conditions. The Term Loan C has a final maturity of April 13, 2013, and we began making quarterly principal payments totaling 1% annually on September 30, 2008. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and the assets of its current and certain of its future domestic subsidiaries and is fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Senior Notes.    The following table sets forth our outstanding senior notes balance and fair value as of December 31:

	Outstanding Balance		Fair value
	2009	2008	2009	2008
	(Dollars in millions)
8.375% senior notes due in 2013	$—	$910	$—	$904
4.750% senior notes due in 2014, net of unamortized discount of $3 million as of December 31, 2009	997	—	1,017	—
6.375% senior notes due in 2015	1,000	1,000	1,038	911
7.625% senior notes due in 2016	1,500	1,500	1,642	1,451
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of December 31, 2009	993	—	1,016	—

Total senior notes	$4,490	$3,410	$4,713	$3,266

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

        All of our senior notes were issued by DIRECTV U.S. and have been, or in the case of the 4.750% and 5.875% senior notes are in the process of being, registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' assets and additionally, our 4.750% and 5.875% senior notes are rated as investment grade. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Credit Facility.    At December 31, 2009, DIRECTV U.S.' senior secured credit facility consisted of a $375 million six-year Term Loan A, a $962 million eight-year Term Loan B, a $979 million five-year Term Loan C and a $500 million undrawn six-year revolving credit facility. The Term Loan A, Term Loan B and Term Loan C components of the senior secured credit facility currently bear interest at a rate equal to the LIBOR plus 0.75%, 1.50% and 2.25%, respectively. The weighted average interest for the senior secured credit facilities at December 31, 2009 was 3.143%. In addition, we pay a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The interest rate and commitment fee may be increased or decreased under certain conditions. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets and is fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' material domestic subsidiaries.

        Our notes payable and credit facility mature as follows: $1,510 million in 2010, $108 million in 2011, $20 million in 2012, $1,887 million in 2013, $1,000 million in 2014 and $3,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation of excess cash flows that we may be required to make at each year end under the credit agreement. We were not required to make a prepayment for the years ended December 31, 2009, 2008, or 2007. The amount of interest accrued related to our outstanding debt was $47 million at December 31, 2009 and $45 million at December 31, 2008.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior notes and the senior secured credit facility also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness,

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement and senior notes indentures. DIRECTV U.S. 4.750% and 5.875% senior notes are rated as investment grade and have fewer covenants and restrictions than our other senior notes. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At December 31, 2009, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur. In September 2008, Liberty Media became the majority owner of DIRECTV Group's outstanding common stock. There was no ratings decline for the senior notes associated with that event, and DIRECTV U.S. was not required either to offer to redeem any of the senior notes pursuant to their respective indentures or to prepay any of the borrowings under the senior secured credit facility.

        Restricted Cash.    Restricted cash of $16 million as of December 31, 2009 and $15 million as of December 31, 2008 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. Restrictions on the cash will be removed as the letters of credit expire.

Note 10: Income Taxes

        We base our income tax expense or benefit on reported "Income from continuing operations before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

        Our income tax expense consisted of the following for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Current tax expense:
U.S. federal	$(308)	$(543)	$(450)
Foreign	(97)	(128)	(73)
State and local	(63)	(72)	(103)

Total	(468)	(743)	(626)

Deferred tax expense:
U.S. federal	(309)	(210)	(285)
Foreign	1	97	5
State and local	(51)	(8)	(37)

Total	(359)	(121)	(317)

Total income tax expense	$(827)	$(864)	$(943)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        "Income from continuing operations before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
U.S. income	$1,446	$1,981	$2,154
Foreign income	388	490	234

Total	$1,834	$2,471	$2,388

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$(642)	$(865)	$(836)
U.S. state and local income tax expense, net of federal benefit	(77)	(73)	(91)
Liberty Transaction charges not recoverable	(127)	—	—
Change in unrecognized tax benefits	(21)	(18)	(18)
Minority interests in partnership earnings	30	26	4
Foreign taxes, net of tax deduction	31	27	(14)
Change in valuation allowance	(33)	12	5
Tax credits	3	32	4
Other	9	(5)	3

Total income tax expense	$(827)	$(864)	$(943)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2009		2008
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$328	$103	$278	$67
Prepaid expenses	—	21	—	29
State taxes	57	—	31	—
Depreciation, amortization and asset impairment charges	—	608	—	273
Net operating loss and tax credit carryforwards	881	—	643	—
Programming contract liabilities	127	—	162	—
Unrealized foreign exchange gains or losses	—	134	—	59
Tax basis differences in investments and affiliates	188	795	84	705
Other	5	14	6	6

Subtotal	1,586	1,675	1,204	1,139
Valuation allowance	(711)	—	(511)	—

Total deferred taxes	$875	$1,675	$693	$1,139

        Included in "Investments and other assets" in the Consolidated Balance Sheets are $53 million and $10 million of non current deferred tax assets at December 31, 2009 and 2008, respectively.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $711 million at December 31, 2009 and $511 million at December 31, 2008, are primarily attributable to unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2009, $124 million of the increase in the valuation allowance was attributable to an increase in deferred tax assets in Brazil as a result of the strength of the Brazilian real against the United States dollar during 2009, and $76 million was attributable to both foreign losses for which we do not expect to realize a tax benefit and other losses for which there is no immediate plan to generate offsetting gains.

        Although realization is not assured, we have concluded that it is more likely than not that our unreserved deferred tax assets will be realized in the ordinary course of operations based on available positive and negative evidence, including scheduling of deferred tax liabilities and projected income from operating activities. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance.

        As of December 31, 2009, we have $35 million of federal net operating loss carryforward which expires between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have California research tax credits of $60 million which can be carried forward indefinitely and approximately $2.2 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $2 million in 2009. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2007	$159
Increases in tax positions for prior years	102
Increases in tax positions for the current year	34
Settlements	(4)

Gross unrecognized tax benefits at December 31, 2007	291
Increases in tax positions for prior years	75
Increases in tax positions for the current year	26
Statute expiration	(38)
Settlements	9

Gross unrecognized tax benefits at December 31, 2008	363
Increases in tax positions for prior years	26
Increases in tax positions for the current year	147
Settlements	(9)

Gross unrecognized tax benefits at December 31, 2009	$527

        As of December 31, 2009, our unrecognized tax benefits totaled $527 million, including $295 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. As of December 31, 2009, we have accrued $72 million in interest and penalties as part of our liability for unrecognized tax benefits.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2007 through 2009 remain open to examination. The California tax years 1994 through 2009 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

        We do not anticipate changes to the total unrecognized tax benefits in the next twelve months which will have a significant effect on our results of operations or financial position.

Note 11: Capital Lease Obligations

Satellite Leases

        During the first quarter of 2008, Sky Brazil began broadcasting its service on a new satellite, IS 11, pursuant to a satellite transponder capacity agreement, which we are accounting for as a capital lease. The present value of the lease payments at the inception of the 15 year lease term was $247 million. The capitalized value of the satellite has been included in "Satellites, net" in the Consolidated Balance Sheets. The capitalized lease obligations are included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        During the third quarter of 2008, DTVLA amended its satellite transponder capacity agreement for the GIIIC satellite, which provides broadcast services to PanAmericana, and was previously

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

classified as an operating lease. The extension of the lease term to December 2020 required a reassessment of the lease classification and we determined that we should change the classification of the amended agreement to a capital lease. The present value of the lease payments at the inception of the lease renewal was $333 million. The capitalized value of the satellite is included in "Satellites, net" and the capitalized lease obligation is included in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth total minimum lease payments under capital leases along with the present value of the net minimum lease payments as of December 31, 2009:

(Dollars in Millions)
2010	$89
2011	87
2012	84
2013	82
2014	77
Thereafter	511

Total minimum lease payments	930
Less: Amount representing interest	344

Present value of net minimum lease payments	$586

        Assets held under capitalized leases are included in Satellites, net and Property and Equipment, net in our Consolidated Balance Sheets. We had the following assets held under capital leases as of December 31:

	2009	2008
	(Dollars in Millions)
Satellites under capital leases	$543	$533
Less: Accumulated amortization	(63)	(20)

Satellites, net under capital leases	$480	$513

Property and equipment under capital leases	$63	$27
Less: Accumulated amortization	(14)	(4)

Property and equipment, net under capital leases	$49	$23

        We paid interest for capital leases of $56 million in 2009, $27 million in 2008 and $4 million in 2007.

Note 12: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by the company. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

ages of 55 and 65. The health care plan is contributory with participants' contributions subject to adjustment annually; the life insurance plan is non-contributory.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$452	$430	$22	$24
Service cost	16	16	—	—
Interest cost	28	27	1	1
Plan participants' contributions	1	1	—	—
Actuarial loss	48	29	—	—
Benefits paid	(47)	(51)	(2)	(3)

Net benefit obligation at end of year	498	452	21	22

Change in Plan Assets
Fair value of plan assets at beginning of year	283	368	—	—
Actual return (loss) on plan assets	66	(85)	—	—
Employer contributions	72	51	2	3
Benefits paid	(47)	(51)	(2)	(3)

Fair value of plan assets at end of year	374	283	—	—

Funded status at end of year	$(124)	$(169)	$(21)	$(22)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(8)	$(9)	$(2)	$(3)
Other liabilities and deferred credits	(116)	(160)	(19)	(19)
Deferred tax assets (liabilities)	80	79	(1)	(1)
Accumulated other comprehensive loss (gain)	131	129	(1)	(1)
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$127	$125	$—	$—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	4	4	(1)	(1)

Total	$131	$129	$(1)	$(1)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2010:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$13	—
Expense (benefit) resulting from changes in plan provisions	1	$(1)

        The accumulated benefit obligation for all pension plans was $456 million as of December 31, 2009 and $415 million as of December 31, 2008.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2009	2008
	(Dollars in Millions)
Accumulated benefit obligation	$456	$415
Fair value of plan assets	374	283

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2009	2008
	(Dollars in Millions)
Projected benefit obligation	$498	$452
Fair value of plan assets	374	283

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$16	$16	$18	$—	$—	$—
Interest accrued on benefits earned in prior years	28	27	28	1	1	1
Expected return on plan assets	(30)	(30)	(33)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	—	(1)
Net amount resulting from changes in plan experience and actuarial assumptions	8	4	6	—	—	—

Net periodic benefit cost	$23	$18	$20	$1	$1	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2009	2008	2009	2008
Discount rate—Qualified Plans	5.64%	6.06%	5.21%	5.88%
Discount rate—Non-Qualified Plans	5.63%	6.04%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2009	2008	2007	2009	2008	2007
Discount rate—Qualified Plan	6.06%	6.22%	5.67%	5.88%	5.76%	5.43%
Discount rate—Non-Qualified Plans	6.04%	6.24%	5.69%	—	—	—
Expected long-term return on plan assets	8.25%	8.75%	8.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

        We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans' asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on comprehensive reviews of historical data and economic/financial market theory.

        The following table provides assumed health care costs trend rates:

	2009	2008
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2017	2015

Plan Assets

        Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by major asset categories. The target allocations for plan assets are 40% to 56% equity securities, 24% to 40% debt securities, 0% to 10% real estate and 0% to 10% of other types of investments.

        The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The investment policy is periodically reviewed by us and a designated third- party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

        The fair value measurements of the plan assets as of December 31, 2009 were as follows:

		Fair Value Measurements as of December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2009
	(Dollars in millions)
Asset Category
Common collective trusts (1)	$351	$—	$351	$—	94%
Insurance contracts at contract value	2	—	2	—	0%
Partnership and joint venture interests (2)	21	—	—	21	6%

Total	$374	$—	$353	$21	100%

(1)
As of December 31, 2009, common collective trusts were invested in approximately 59% in equity securities, 37% in debt securities, 3% in real estate and 1% in cash and cash equivalents.

(2)
As of December 31, 2009 partnership and joint venture interests were invested in both foreign and domestic venture capital funds.

        There were no shares of our common stock included in plan assets as of December 31, 2009 and 2008.

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2009 due to the following:

Partnerships and Joint Venture Interests
(Dollars in Millions)
Balance at January 1, 2009	$23
Realized losses	(1)
Unrealized losses	(1)

Balance at December 31, 2009	$21

Cash Flows

  Contributions

        We expect to contribute approximately $15 million to our qualified pension plans and make payments of $10 million to our nonqualified pension plan participants in 2010.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2010	$45	$2
2011	41	2
2012	41	2
2013	38	2
2014	39	2
2015-2019	218	9

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $16 million in 2009, $12 million in 2008 and $10 million in 2007.

        We have disclosed certain amounts associated with estimated future postretirement benefits other than pensions and characterized such amounts as "other postretirement benefit obligation." Notwithstanding the recording of such amounts and the use of these terms, we do not admit or otherwise acknowledge that such amounts or existing postretirement benefit plans of our company (other than pensions) represent legally enforceable liabilities of us.

Note 13: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,500,000,000 shares authorized; Class B common stock, par value $0.01 per share, 30,000,000 shares authorized; Class C common stock, par value $0.01 per share, 420,000,000 shares authorized; and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. As of December 31, 2009, there were no shares outstanding of the Class C common stock or preferred stock.

        Class A and Class B common stock have similar dividend distribution rights.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in February 2010, authorizing share repurchases of $3.5 billion. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2009	2008	2007
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$1,696	$3,174	$2,025
Average price per share	23.79	24.12	23.48
Number of shares repurchased and retired	71	131	86

        For the year ended December 31, 2009, we recorded the $1,696 million in repurchases as a decrease of $591 million to "Common stock and additional paid in capital" and an increase of $1,105 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2008, we recorded the $3,174 million in repurchases as a decrease of $1,089 million to "Common stock and additional paid in capital" and an increase of $2,085 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2007, we recorded the $2,025 million in repurchases as a decrease of $692 million to "Common stock and additional paid in capital" and an increase of $1,333 million to "Accumulated deficit" in the Consolidated Balance Sheets.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2009			2008			2007
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(3)	$(1)	$(2)	$(140)	$(53)	$(87)	$26	$10	$16
Cumulative effect of change in functional currency at Sky Brazil	(181)	(69)	(112)	—	—	—	—	—	—
Foreign currency translation activity during the period	290	111	179	—	—	—	(2)	(1)	(1)
Unrealized holding gains (losses) on securities	11	4	7	(32)	(12)	(20)	19	7	12

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2009	2008
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(127)	$(125)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	8	1
Accumulated foreign currency translation adjustments	66	(1)

Total accumulated other comprehensive loss	$(56)	$(128)

Note 14: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of DIRECTV Group through November 19, 2009, and based on the outstanding shares of DIRECTV Class A and Class B common stock subsequent to that date as a result of the Liberty Transaction. See Note 3 for additional information regarding the Liberty Transaction.

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the years presented:

	December 31,
	2009	2008	2007
	(Shares in Millions)
Common stock options excluded	16	27	34

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth comparative information regarding common shares outstanding:

	2009	2008	2007
	(Shares in Millions)
Common shares outstanding at January 1	1,024	1,148	1,226
Decrease for common shares repurchased and retired	(71)	(131)	(86)
Liberty Transaction adjustment	(26)	—	—
Increase for stock options exercised and restricted stock units vested and distributed	6	7	8

Common shares outstanding at December 31	933	1,024	1,148

Weighted average number of common shares outstanding	985	1,110	1,195

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2009:
Basic EPS
Income from continuing operations attributable to DIRECTV	$942	985	$0.96
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted income from continuing operations attributable to DIRECTV	$942	992	$0.95

Year Ended December 31, 2008:
Basic EPS
Income from continuing operations attributable to DIRECTV	$1,515	1,110	$1.36
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted income from continuing operations attributable to DIRECTV	$1,515	1,114	$1.36

Year Ended December 31, 2007:
Basic EPS
Income from continuing operations attributable to DIRECTV	$1,434	1,195	$1.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted income from continuing operations attributable to DIRECTV	$1,434	1,202	$1.20

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 15: Share-Based Payment

        As a result of the Liberty Transaction completed on November 19, 2009, DIRECTV assumed share based payment awards granted under plans of both the DIRECTV Group and LEI. See Note 3 for additional information regarding the Liberty Transaction.

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV Group stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are cancelled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Board of Directors.

        As part of the Liberty Transaction on November 19, 2009, we assumed the Liberty Entertainment Transitional Stock Plan, or the LEI Plan. Under the LEI Plan, we assumed 16.7 million stock options and stock appreciation rights, or SARs, and issued 1.1 million shares of Class A common stock to holders of restricted stock units issued under the LEI Plan. We are authorized to issue shares, rights or options to acquire up to 21 million shares of common stock under the LEI Plan. Equity instruments from the LEI Plan that are forfeited, expire or are cancelled without the delivery of shares of common stock or otherwise result in the return of such shares to us will be authorized for grant subject to the approval of the Compensation Committee of our Board of Directors.

        Under both the DIRECTV Plan and the LEI Plan, we issue new shares of our Class A common stock when restricted stock units are earned and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, with final payments in shares of our Class A common stock. Final payment can be reduced from the target award amounts based on our company's performance over a three year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our Class A common shares on the date of grant.

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2009	7,697,440	$20.25
Granted	2,982,031	21.57
Vested and Distributed	(2,535,130)	13.78
Forfeited	(679,628)	22.10

Nonvested at December 31, 2009	7,464,713	22.80

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2008 was $23.19. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2007 was $23.69.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The total fair value of restricted stock units vested and distributed was $35 million during the year ended December 31, 2009, $54 million during the year ended December 31, 2008 and $33 million during the year ended December 31, 2007.

  Stock Options

        The Compensation Committee has also granted stock options to acquire our Class A common stock under our stock plans to certain of our employees and executives. The exercise price of options granted is equal to at least 100% of the fair market value of the common stock on the date the options were granted. These nonqualified options generally vest over one to five years, expire seven to ten years from date of grant and are subject to earlier termination under certain conditions.

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2009	37,066,744	$29.38
Stock options and stock appreciation rights assumed in Liberty Transaction	16,697,580	18.83
Granted	—	—
Exercised	(16,478,768)	20.76
Forfeited or expired	(7,863,119)	34.70

Outstanding and exercisable at December 31, 2009	29,422,437	31.15	1.59	$218

        The total intrinsic value of options exercised was $144 million during the year ended December 31, 2009, $38 million during the year ended December 31, 2008 and $59 million during the year ended December 31, 2007, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted average fair value as of November 19, 2009 of the 16.7 million stock options and stock appreciation rights assumed under the LEI Plan as part of the Liberty Transaction using the Black-Scholes valuation model, along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior, the contractual life of the awards, and other factors.

November 19, 2009
Average estimated fair value per equity instrument assumed	$14.17
Average exercise price per equity instrument assumed	$18.90
Expected stock volatility	24.73%
Range of risk-free interest rates	0.16 - 2.87%
Range of expected option lives (in years)	0.7 - 7.5

        The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed on November 19, 2009, 8.8 million were held by persons other than employees or directors. As of December 31, 2009, 4.0 million non-employee awards remain outstanding with a fair value of approximately $61 million. The intrinsic value of awards carried as liabilities which were exercised during the period was $67 million. During the year ended December 31, 2009, we recorded a net loss of $6 million to "Liberty transaction and related charges" in the Consolidated Statements of Operations for gains and losses recognized for exercised options and the adjustment of the liability to fair value as of December 31, 2009.

        The following table presents the estimated weighted average fair value as of December 31, 2009 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on the contractual life of the awards.

December 31, 2009
Average estimated fair value per equity instrument assumed	$15.19
Average exercise price per equity instrument assumed	$20.06
Expected stock volatility	25.2%
Range of risk-free interest rates	0.19 - 3.34%
Range of expected option lives (in years)	0.6 - 7.4

        The following table presents the estimated weighted average fair value for stock options granted under the DIRECTV Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

2007
Estimated fair value per option granted	$8.27
Average exercise price per option granted	22.43
Expected stock volatility	22.5%
Risk-free interest rate	4.65%
Expected option life (in years)	7.0

        There were no stock options granted under the DIRECTV Plan during the years ended December 31, 2008 and 2009.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Share-based compensation expense recognized	$55	$51	$49
Tax benefits associated with share-based compensation expense	21	19	19
Actual tax benefits realized for the deduction of share-based compensation expense	42	43	36
Proceeds received from stock options exercised	144	105	118

        As of December 31, 2009, there was $62 million of total unrecognized compensation expense related to unvested restricted stock units that we expect to recognize as follows: $40 million in 2010 and $22 million in 2011.

        During 2009, we implemented a net exercise plan pursuant to which we only issue new shares in connection with employee option exercises equal to the intrinsic value of the exercised award on the exercise date reduced by the amount of statutory employee withholding taxes and divided by the current market price of the our common stock. As a result, we no longer receive cash in connection with the exercise of stock options, but rather issue significantly fewer shares. In addition, the company is required to pay the employee withholding taxes to taxing authorities, the cash payments for which are reported in "Taxes paid in lieu of shares issued for share-based compensation" in the Consolidated Statements of Cash Flows.

Note 16: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2009	2008	2007
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$51	$55	$35
Net foreign currency transaction gain	62	—	—
Loss from impairment of investments	(45)
Loss on early extinguishment of debt	(34)	—	—
Net gain (loss) from sale of investments	—	1	(6)
Other	—	(1)	(3)

Total other, net	$34	$55	$26

        See Note 7 regarding equity method investments and net gains and losses recorded on the sale of investments.

Note 17: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Liberty Media, Liberty Global and Discovery Communications

        Beginning with Liberty's acquisition of its ownership interest in DIRECTV Group from News Corporation on February 27, 2008, transactions with Liberty Media Corporation, or Liberty Media, and its affiliates, including its equity method investees, may be considered to be related party transactions. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        Although as a result of the Liberty Transaction, Liberty no longer has any equity interest in DIRECTV, John Malone, Chairman of the Board of Directors of DIRECTV and of Liberty Media, has an approximate 24% voting interest in DIRECTV, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global, and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

News Corporation and affiliates

        News Corporation and its affiliates were considered related parties until February 27, 2008, when News Corporation transferred its 41% interest in our common stock to Liberty Media. Accordingly, the following contractual arrangements with News Corporation and its affiliates are considered related party transactions and reported through February 27, 2008: purchase of programming, products and advertising; license of certain intellectual property, including patents; purchase of system access products, set-top receiver software and support services; sale of advertising space; purchase of employee services; and use of facilities.

        As discussed below in Note 19, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        The majority of payments under contractual arrangements with Liberty Media, Discovery Communications, Liberty Global and News Corporation entities relate to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

Other

        Other related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table summarizes sales and purchase transactions with related parties:

	2009	2008	2007
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$56	$36	$—
Discovery Communications, Liberty Global and affiliates	11	10	—
News Corporation and affiliates	—	2	24
Other	10	9	—

Total	$77	$57	$24

Purchases:
Liberty Media and affiliates	$358	$269	$—
Discovery Communications, Liberty Global and affiliates	255	186	—
News Corporation and affiliates	—	167	901
Other	504	384	223

Total	$1,117	$1,006	$1,124

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2009	2008
	(Dollars in Millions)
Accounts receivable	$26	$29
Accounts payable	184	165

        The accounts receivable and accounts payable balances as of December 31, 2009 and 2008 are primarily related to affiliates of Liberty Media.

Note 18: Segment Reporting

        Our three reportable segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produces its own local programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Selected information for our operating segments is reported as follows:

	DIRECTV U. S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in millions)
2009
External revenues	$18,664	$2,878	$23	$21,565
Intersegment revenues	7	—	(7)	—

Revenues	$18,671	$2,878	$16	$21,565

Operating profit (loss)	$2,410	$331	$(68)	$2,673
Add: Depreciation and amortization expense	2,275	366	(1)	2,640

Operating profit (loss) before depreciation and amortization (1)	$4,685	$697	$(69)	$5,313

Segment assets	$12,408	$3,772	$2,080	$18,260
Capital expenditures	1,485	584	2	2,071
2008
External revenues	$17,310	$2,383	$—	$19,693
Intersegment revenues	—	—	—	—

Revenues	$17,310	$2,383	$—	$19,693

Operating profit (loss)	$2,330	$426	$(61)	$2,695
Add: Depreciation and amortization expense	2,061	264	(5)	2,320

Operating profit (loss) before depreciation and amortization (1)	$4,391	$690	$(66)	$5,015

Segment assets	$12,546	$3,301	$692	$16,539
Capital expenditures	1,765	447	17	2,229
2007
External revenues	$15,527	$1,719	$—	$17,246
Intersegment revenues	—	—	—	—

Revenues	$15,527	$1,719	$—	$17,246

Operating profit (loss)	$2,402	$159	$(75)	$2,486
Add: Depreciation and amortization expense	1,448	235	1	1,684

Operating profit (loss) before depreciation and amortization (1)	$3,850	$394	$(74)	$4,170

Segment assets	$12,297	$2,456	$310	$15,063
Capital expenditures	2,326	336	30	2,692

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

  Directors use operating profit (loss) before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and our Board of Directors separately measure and budget for capital expenditures and business acquisitions.

  We believe this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors use current and projected operating profit (loss) before depreciation and amortization and similar measures to estimate our current or prospective enterprise value and make investment decisions. This metric provides investors with a means to compare operating results exclusive of depreciation and amortization. Our management believes this is useful given the significant variation in depreciation and amortization expense that can result from the timing of capital expenditures, the capitalization of intangible assets, potential variations in expected useful lives when compared to other companies and periodic changes to estimated useful lives.

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Operating profit before depreciation and amortization	$5,313	$5,015	$4,170
Depreciation and amortization expense	(2,640)	(2,320)	(1,684)

Operating profit	2,673	2,695	2,486
Interest income	41	81	111
Interest expense	(423)	(360)	(235)
Liberty transaction and related charges	(491)	—	—
Other, net	34	55	26

Income from continuing operations before income taxes	1,834	2,471	2,388
Income tax expense	(827)	(864)	(943)

Income from continuing operations	1,007	1,607	1,445
Income from discontinued operations, net of taxes	—	6	17

Net income	1,007	1,613	1,462
Less: Net income attributable to noncontrolling interests	(65)	(92)	(11)

Net income attributable to DIRECTV	$942	$1,521	$1,451

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2009		2008		2007
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$18,844	$5,247	$17,454	$5,728	$15,687	$5,330

Latin America and the Caribbean	2,721	1,229	2,239	919	1,559	503

Total	$21,565	$6,476	$19,693	$6,647	$17,246	$5,833

Note 19: Commitments and Contingencies

Commitments

        At December 31, 2009, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $402 million, payable as follows: $65 million in 2010, $60 million in 2011, $58 million in 2012, $45 million in 2013, $29 million in 2014 and $145 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $72 million in 2009, $95 million in 2008 and $114 million in 2007.

        At December 31, 2009, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $9,696 million, payable as follows: $1,805 million in 2010, $1,796 million in 2011, $1,909 million in 2012, $1,497 million in 2013, $1,248 million in 2014 and $1,441 million thereafter.

        As of December 31, 2009, other long-term obligations totaling $132 million are payable approximately as follows: $85 million in 2010 and $47 million in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

Contingencies

  Puerto Rico Condition

        In connection with approval by the Federal Communications Commission, or FCC, of the sale of News Corporation's interest in DIRECTV Group to Liberty Media in 2008, the FCC imposed certain conditions related to attributable interests in two pay television operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd. We refer to the FCC's requirements as the "Puerto Rico Condition". Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of that transaction a Special Committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who oversees the management and operation of DIRECTV Puerto Rico, and has the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We cannot be sure that the FCC will agree with our view that the trust is sufficient to sever all attributable links between DIRECTV and Liberty, or that it will not require us to undertake further cumbersome and expensive measures to eliminate such attribution. We continue to consolidate the results of DIRECTV Puerto Rico.

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 25.9% interest, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of December 31, 2009, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $400 million to $550 million. As of December 31, 2008, we estimate that Globo's 25.9% equity interest in Sky Brazil had a fair value of approximately $325 million to $450 million. Adjustments to the carrying amount of the redeemable noncontrolling interest were recorded to additional paid-in-capital. We determined the range of fair values using significant unobservable inputs including forecasted operating results, which are Level 3 inputs pursuant to fair value accounting standards.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2009. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. On remand, we sought and obtained summary judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar filed a Notice of Appeal, and oral argument on the appeal was held on

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

January 6, 2010. On January 8, 2010, the Court of Appeals affirmed per curiam the grant of summary judgment on all claims. This case is now resolved and there will be no further proceedings in this matter.

  Income Tax Matters

        We have received tax assessments from certain foreign jurisdictions and have agreed to indemnify previously divested businesses for certain tax assessments relating to periods prior to their respective divestitures. These assessments are in various stages of the administrative process or litigation, and we believe we have adequately provided for any related liability.

        While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial statements.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2009, the net book value of in-orbit satellites was $1,984 million, all of which was uninsured.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $35 million at December 31, 2009.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

Note 20: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2009 and 2008:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2009 Quarters
Revenues	$4,901	$5,218	$5,465	$5,981
Operating profit	424	702	685	862
Income (loss) from continuing operations attributable to DIRECTV	201	407	366	(32)
Income from discontinued operations, net of taxes, attributable to DIRECTV	—	—	—	—
Net income attributable to DIRECTV	201	407	366	(32)
Basic earnings (loss) per common share from continuing operations	0.20	0.40	0.38	(0.03)
Diluted earnings (loss) per common share from continuing operations	0.20	0.40	0.37	(0.03)
2008 Quarters
Revenues	$4,591	$4,807	$4,981	$5,314
Operating profit	657	801	658	579
Income from continuing operations attributable to DIRECTV	371	455	363	326
Income from discontinued operations, net of taxes, attributable to DIRECTV	—	—	—	6
Net income attributable to DIRECTV	371	455	363	332
Basic earnings per common share from continuing operations	0.32	0.40	0.33	0.31
Diluted earnings per common share from continuing operations	0.32	0.40	0.33	0.31

***

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting

  Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, or GAAP, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the

DIRECTV

Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2009, our internal control over financial reporting is effective.

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV (formerly, The DIRECTV Group, Inc.) (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—

DIRECTV

Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those financial statements and financial statement schedules and included an explanatory paragraph regarding the Company's adoption of new accounting standards.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2010

DIRECTV

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEMS    10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from DIRECTV's definitive Proxy Statement for its 2010 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year.

***

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	132
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	135
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	DIRECTV Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
**4.1	Specimen form of certificate representing Class A Common Stock of DIRECTV
*4.2

Indenture, dated as of June 15, 2005, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))

*4.3	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))

DIRECTV

Exhibit Number	Exhibit Name
*4.4

Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007 (SEC File No. 1-31945))

*4.5

Indenture, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*4.6	Form of 7 5/8% Senior Notes due 2016 (included in Exhibit 4.5)
*4.7

Indenture, dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529)).

*4.8	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.7)
*4.9	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.7)
*10.1

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4 of Hughes Electronics Corporation filed June 5, 2003 (SEC File No. 1-31945))

*10.2

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (SEC File No. 1-31945))

*10.3

Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

*10.4

Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

DIRECTV

Exhibit Number	Exhibit Name
*10.5

Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

*10.6

Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*10.7

Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*10.8

Letter Agreement dated December 21, 2006 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.3 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

*10.9

Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group,  Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

*10.10

Separation Agreement dated as of February 26, 2008 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

*10.11

Letter Agreement dated May 6, 2008 among The DIRECTV Group, Inc., Liberty Media Corporation, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed May 6, 2008 (SEC File No. 1-31945))

*10.12

Agreement dated May 6, 2008 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed May 7, 2008 (SEC File No. 1-31945))

†† *10.13

The DIRECTV Group, Inc. Executive Deferred Compensation Plan, amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of The DIRECTV Group, Inc. filed February 27, 2009 (SEC File No. 1-31945))

†† *10.14

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to the The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

DIRECTV

Exhibit Number	Exhibit Name
†† *10.15	The Liberty Entertainment, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99(a) of the Form S-8 of DIRECTV filed on November 19, 2009 (SEC File No. 1-34554))
†† *10.16

The DIRECTV Group, Inc. Amended and Restated Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

†† *10.17

Terms and conditions of 2008 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 14, 2008 (SEC File No. 1-31945))

†† *10.18

Summary Terms 2009 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 25, 2009 (SEC File No. 1-31945))

†† *10.19	Summary Terms 2010 Restricted Stock Unit Grants to applicable executive officers (incorporated with reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554))
†† *10.20	Summary Terms—2009 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 25, 2009 (SEC File No. 1-31945))
†† *10.21	Summary Terms—2010 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554))
†† *10.22	Interim Chief Executive Officer Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed on August 10, 2009 (SEC File No. 1-31945))
†† *10.23	Employment Contract of Bruce Churchill dated as of July 1, 2009 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.24

Employment Agreement dated as of October 30, 2008, between Patrick T. Doyle and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed on November 5, 2008 (SEC File No. 1-31945))

†† *10.25	Employment Contract of Patrick T. Doyle dated as of July 1, 2009 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.26	Employment Contract of Larry Hunter dated as of July 1, 2009 (incorporated by reference to Exhibit 10.6 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.27	Employment Contract of Romulo Pontual dated as of July 1, 2009 (incorporated by reference to Exhibit 10.7 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.28	Michael D. White Employment Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
†† *10.29

DIRECTV Non-Qualified Stock Option Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

†† *10.30

DIRECTV Performance Stock Unit Award Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

*10.31

Registration Rights Agreement dated as of September 22, 2009, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on September 25, 2009 (SEC File No. 333-106529))

*10.32

Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty Media Corporation, DIRECTV, The DIRECTV Group, Inc., Liberty Entertainment, Inc., Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on May 4, 2009 (SEC File No. 1-31945))

*10.33

Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.3 of the Form 8-K of The DIRECTV Group, Inc. filed on May 4, 2009 (SEC File No. 1-31945))

*10.34

Amendment No. 1, dated as of July 29, 2009, to the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on July 30, 2009 (SEC File No. 1-31945))

*10.35

Amendment No. 2, dated as of October 2, 2009, to the Voting and Right of First Refusal Agreement, dated as of May 3, 2009, by and among Liberty Entertainment, Inc., The DIRECTV Group, Inc., DIRECTV, Dr. John C. Malone, Mrs. Leslie Malone, The Tracy L. Neal Trust A and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on October 2, 2009 (SEC File No. 1-31945))

**10.36	Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009
**10.37	Standstill Agreement by and among John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, and DIRECTV dated November 19, 2009
**10.38	Credit Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
**10.39	Pledge Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC

DIRECTV

Exhibit Number	Exhibit Name
**10.40	Amendment, Unwind, Consent and Waiver Agreement, dated as of November 19, 2009 among Greenlady II, LLC, DIRECTV and Bank of America, N.A.
**10.41	Guaranty of DIRECTV in favor of Bank of America, N.A. dated as of November 19, 2009
*14.1

The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the Form 8-K of The DIRECTV Group, Inc. filed on February 12, 2007 (SEC File No. 1-31945))

**14.2	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009
**21	Subsidiaries of the Registrant as of December 31, 2009
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	XBRL Instance Document
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Filed herewith.

***
Furnished not filed.

****
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

††
Management contract or compensatory plan or arrangement.

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

DIRECTV

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF OPERATIONS
(Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Operating costs and expenses
General and administrative expenses	$80	$68	$87

Operating loss	(80)	(68)	(87)
Interest income	14	35	43
Interest expense	(3)	(3)	(3)
Equity in net earnings of subsidiaries	2,223	2,430	2,434
Liberty transaction and related charges	(384)	—	—
Other, net	(1)	(15)	(10)

Income from continuing operations before income taxes	1,769	2,379	2,377
Income tax expense	(827)	(864)	(943)

Income from continuing operations	942	1,515	1,434
Income from discontinued operations, net of taxes	—	6	17

Net income	$942	$1,521	$1,451

CONDENSED BALANCE SHEETS
(Parent Company Only)

	December 31,
	2009	2008
	(Dollars in Millions)
ASSETS
Current assets
Cash and cash equivalents	$557	$536
Accounts and interest receivables from subsidiaries	4	30
Deferred income taxes	131	15
Prepaid expenses and other	163	110

Total current assets	855	691
Investments in subsidiaries	3,314	5,134
Other assets	5	67

Total assets	$4,174	$5,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable, and accrued liabilities	$47	$112

Total current liabilities	47	112
Deferred income taxes	542	424
Other liabilities and deferred credits	274	400
Commitments and contingencies
Redeemable Noncontrolling Interest	400	325
Stockholders' equity	2,911	4,631

Total liabilities and stockholders' equity	$4,174	$5,892

Reference should be made to the Notes to the Condensed Financial Statements.

DIRECTV

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)

	Years Ended December 31,
	2009	2008	2007
	(Dollars in Millions)
Cash Flows from Operating Activities
Net cash used in operating activities	$(33)	$(16)	$(388)

Cash Flows from Investing Activities
Dividends from, net of investments in, subsidiaries	1,927	3,390	1,259
Cash paid for Liberty transaction, net of cash acquired	(153)	—	—
Cash paid for property and equipment	(2)	(17)	(30)
Purchase of short-term investments	—	—	(588)
Sale of short-term investments	—	—	748
Other, net	10	6	(5)

Net cash provided by investing activities	1,782	3,379	1,384

Cash Flows from Financing Activities
Common shares repurchased and retired	(1,696)	(3,174)	(2,025)
Capital contribution	—	160	—
Stock options exercised	35	105	118
Taxes paid in lieu of shares issued for share-based compensation	(72)	—	—
Excess tax benefit from share-based compensation	5	8	7

Net cash used in financing activities	(1,728)	(2,901)	(1,900)

Net increase in cash and cash equivalents	21	462	(904)
Cash and cash equivalents at beginning of the year	536	74	978

Cash and cash equivalents at end of the year	$557	$536	$74

Reference should be made to the Notes to the Condensed Financial Statements.

DIRECTV

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

Note 1: Basis of Presentation

        The following parent only condensed financial statements represent the activity of The DIRECTV Group Inc., until November 19, 2009, when the Liberty Transaction was completed, and DIRECTV thereafter. See Note 3 of the Consolidated Financial Statements for further details of the merger.

        As discussed in Note 9 of the Notes to the Consolidated Financial Statements, the terms of the DIRECTV Holdings LLC credit facility limit DIRECTV Holdings LLC and its respective subsidiaries from transferring funds to us in the form of cash dividends, loans or advances. In the parent company only financial statements, we state our investments in subsidiaries at cost, net of equity in earnings of subsidiaries, since the date of formation/acquisition. As a result, we include our interest in the net assets of DIRECTV Holdings LLC, which total approximately $1.5 billion at December 31, 2009 and $2.7 billion at December 31, 2008 in "Investments in subsidiaries" in the accompanying Condensed Balance Sheets of the parent company. The parent company only financial statements and related notes should be read in conjunction with our consolidated financial statements and notes thereto.

Note 2: Credit Facilities

        See Note 9 of the Notes to the Consolidated Financial Statements.

Note 3: Contingencies

        See Note 19 of the Notes to the Consolidated Financial Statements.

Note 4: Dividends Received

        We received dividends from our subsidiaries in the amounts of $1,927 million in 2009, $3,400 million in 2008 and $1,050 million in 2007 from available cash and cash equivalents. See Note 7 of the Notes to the Consolidated Financial Statements for other dividends received.

DIRECTV
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2009
Allowances Deducted from Assets
Accounts receivable	$(50)	$(240)	$(238)	(a)	$472	(b)	$(56)

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(56)	$(210)	$(192)	(a)	$408	(b)	$(50)

For the Year Ended December 31, 2007
Allowances Deducted from Assets
Accounts receivable	$(46)	$(196)	$(160)	(a)	$346	(b)	$(56)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV (Registrant)
Date: February 25, 2010
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2010 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ JOHN MALONE (John Malone)	Chairman of the Board of Directors
/s/ MICHAEL D. WHITE (Michael D. White)	Director, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ CHASE CAREY (Chase Carey)	Director
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ PAUL GOULD (Paul Gould)	Director
/s/ GREG MAFFEI (Greg Maffei)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director

DIRECTV

Signature	Title
/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ HAIM SABAN (Haim Saban)	Director

***

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
4.1	Specimen form of certificate representing Class A Common Stock of DIRECTV
10.36	Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009
10.37	Standstill Agreement by and among John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, and DIRECTV dated November 19, 2009
10.38	Credit Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
10.39	Pledge Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
10.40	Amendment, Unwind, Consent and Waiver Agreement, dated as of November 19, 2009 among Greenlady II, LLC, DIRECTV and Bank of America, N.A.
10.41	Guaranty of DIRECTV in favor of Bank of America, N.A. dated as of November 19, 2009
14.2	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009
21	Subsidiaries of the Registrant as of December 31, 2009
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.