Form 10-Q
period 2010-03-31
DIRECTV
filed 2010-05-07
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE	26-4772533
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2230 East Imperial Highway El Segundo, California	90245
(Address of principal executive offices)	(Zip Code)
(310) 964-5000 (Registrant's telephone number, including area code)
N/A (Former name, former address and former fiscal year, if changed since last report)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        As of May 3, 2010, the registrant had outstanding 886,991,010 shares of Class A common stock and 21,809,863 shares of Class B common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$5,608	$4,901
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,314	2,025
Subscriber service expenses	395	352
Broadcast operations expenses	88	84
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	672	709
Upgrade and retention costs	260	281
General and administrative expenses	304	360
Depreciation and amortization expense	619	666

Total operating costs and expenses	4,652	4,477

Operating profit	956	424
Interest income	11	10
Interest expense	(115)	(101)
Liberty transaction and related gains	67	—
Other, net	6	3

Income before income taxes	925	336
Income tax expense	(350)	(124)

Net income	575	212
Less: Net income attributable to noncontrolling interest	(17)	(11)

Net income attributable to DIRECTV.	$558	$201

Basic earnings attributable to DIRECTV per common share	$0.60	$0.20

Diluted earnings attributable to DIRECTV per common share	$0.59	$0.20

Weighted average number of common shares outstanding (in millions)
Basic	931	1,018
Diluted	938	1,021

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2010	December 31, 2009
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$3,488	$2,605
Accounts receivable, net of allowances of $59 and $56	1,543	1,625
Inventories	222	212
Deferred income taxes	148	217
Prepaid expenses and other	327	396

Total current assets	5,728	5,055
Satellites, net	2,288	2,338
Property and equipment, net	4,074	4,138
Goodwill	4,108	4,164
Intangible assets, net	1,175	1,131
Investments and other assets	1,453	1,434

Total assets	$18,826	$18,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,639	$3,757
Unearned subscriber revenues and deferred credits	401	434
Current portion of long-term debt	360	1,510

Total current liabilities	4,400	5,701
Long-term debt	8,438	6,500
Deferred income taxes	1,085	1,070
Other liabilities and deferred credits	1,572	1,678
Commitments and contingencies
Redeemable noncontrolling interest	400	400
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 898,788,526 and 911,377,919 shares issued and outstanding of DIRECTV Class A common stock at March 31, 2010 and December 31, 2009, respectively and $0.01 par value, 30,000,000 shares authorized, 21,809,863 shares issued and outstanding of DIRECTV Class B common stock at March 31, 2010 and December 31, 2009	6,589	6,689
Accumulated deficit	(3,578)	(3,722)
Accumulated other comprehensive loss	(80)	(56)

Total stockholders' equity	2,931	2,911

Total liabilities and stockholders' equity	$18,826	$18,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$575	$212
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	619	666
Amortization of deferred revenues and deferred credits	(8)	(18)
Share-based compensation expense	20	17
Dividends received	47	—
Net foreign currency transaction loss	8	—
Liberty transaction and related gains	(67)	—
Deferred income taxes	62	50
Other	(5)	12
Change in other operating assets and liabilities:
Accounts receivable	83	101
Inventories	(10)	—
Prepaid expenses and other	67	18
Accounts payable and accrued liabilities	164	(105)
Unearned subscriber revenue and deferred credits	(33)	17
Other, net	(18)	26

Net cash provided by operating activities	1,504	996

Cash Flows From Investing Activities
Cash paid for property and equipment	(465)	(522)
Cash paid for satellites	(8)	(17)
Investment in companies, net of cash acquired	—	(3)
Other, net	(23)	—

Net cash used in investing activities	(496)	(542)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,996	—
Debt issuance costs	(14)	—
Repayment of long-term debt	(1,013)	(18)
Repayment of collar loan	(1,537)	—
Repayment of other long-term obligations	(30)	(28)
Common shares repurchased and retired	(466)	(346)
Stock options exercised	—	29
Taxes paid in lieu of shares issued for share-based compensation	(70)	—
Excess tax benefit from share-based compensation	9	9

Net cash used in financing activities	(125)	(354)

Net increase in cash and cash equivalents	883	100
Cash and cash equivalents at beginning of the period	2,605	2,005

Cash and cash equivalents at end of the period	$3,488	$2,105

Supplemental Cash Flow Information
Cash paid for interest	$36	$74
Cash paid for income taxes	18	42

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Beginning November 19, 2009 we also operate three regional sports networks and own a 65% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

  •
  DIRECTV Sports Networks.    DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, currently known as FSN Northwest, FSN Rocky Mountain and FSN Pittsburgh, respectively. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Acquisition

  Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

        The Liberty Transaction was accounted for using the acquisition method of accounting pursuant to accounting standards for business combinations. DIRECTV Group has been treated as the acquiring corporation in the Liberty Transaction for accounting and financial reporting purposes, and accordingly the historical financial statements of DIRECTV Group have become the historical financial statements of DIRECTV. The acquisition date fair value of consideration paid, in the form of DIRECTV common stock, for the assets and liabilities of LEI (excluding LEI's interest in DIRECTV Group) has been allocated to a premium expensed at the close of the transaction and to LEI's other tangible and intangible assets acquired and liabilities assumed based on their estimated acquisition date fair values, with any excess being treated as goodwill. The assets, liabilities and results of operations of LEI have been consolidated beginning on the acquisition date, November 19, 2009.

        The following table sets forth the preliminary allocation of the purchase price to the LEI net liabilities assumed on November 19, 2009 (dollars in millions):

Total current assets	$244
Property and equipment	5
Goodwill	295
Investments and other assets	754

Total assets acquired	$1,298

Total current liabilities	$2,492
Other liabilities	259

Total liabilities assumed	$2,751

Net liabilities assumed	$1,453

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

        The assumed indebtedness also included related equity collars and we completed settlement of those equity collars during the first quarter of 2010. We accounted for the derivative financial instruments of the equity collars acquired as a net asset or liability at fair value. For the three months ended March 31, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars. See Note 5 for additional information regarding the indebtedness and equity collars.

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and LEI for the three months ended March 31, 2009 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges directly related to the transaction.

Three Months Ended March 31, 2009
(Dollars in Millions)
Revenues	$4,950
Net income attributable to DIRECTV	219

Note 3: Accounting Changes and New Accounting Standards

  Accounting Changes

        On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. The adoption of these changes did not have an effect on our consolidated results of operations and financial position.

  New Accounting Standards

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the three months ended March 31, 2010 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2009	$3,167	$656	$341	$4,164
Sky Brazil foreign currency translation adjustment	—	(10)	—	(10)
Purchase or acquisition accounting adjustments	—	—	(46)	(46)

Balance as of March 31, 2010	$3,167	$646	$295	$4,108

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		March 31, 2010			December 31, 2009
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
Satellite rights	15	116	—	116	—	—	—
Subscriber related	5-10	1,781	1,570	211	1,787	1,526	261
Dealer network	15	130	92	38	130	90	40
Trade name and other	10-20	342	23	319	344	17	327
Distribution rights	7	334	275	59	334	263	71

Total intangible assets		$3,135	$1,960	$1,175	$3,027	$1,896	$1,131

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010 the satellite was launched and we recorded the total payments for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets, including payments made to date of $29 million. As of March 31, 2010, the remaining $87 million of required payments is recorded in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, the accrual of which is considered a non-cash investing and financing activity excluded from the Consolidated Statements of Cash Flows for the quarter ended March 31, 2010. The intangible asset is being amortized on a straight line basis over the 15 year period of the agreement.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Amortization expense	$57	$103

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $131 million in the remainder of 2010; $135 million in 2011; $89 million in 2012; $45 million in 2013; $38 million in 2014; and $305 million thereafter.

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$7,489	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	1,309	2,316
Collar Loan	—	1,202

Total debt	8,798	8,010
Less: Current portion of long-term debt	(360)	(1,510)

Long-term debt	$8,438	$6,500

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

  Collar Loan

        As part of the Liberty Transaction completed on November 19, 2009, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance of the loan and settle the equity collars, which had a fair value of $400 million as of December 31, 2009 and accordingly recorded a gain of $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

        We accounted for the equity collars pursuant to the accounting standards for derivatives and hedging, which require that all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The equity collars were not designated as a hedge, and therefore changes in the fair value of the derivative were recognized in earnings. We determined the December 31, 2009 fair value of the equity collars using the Black-Scholes Model. Our use of the Black-Scholes Model to value the equity collars was considered a Level 2 valuation technique, which

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

used observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities.

        See Note 2 for further discussion of the Liberty Transaction.

  2010 Financing Transactions

        On March 11, 2010, DIRECTV U.S. issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. has caused to become effective a registration statement, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes will be registered under the Securities Act of 1933, as amended and will not bear the legends restricting their transfer. We expect to complete the exchange offer of these senior notes during the second quarter of 2010.

        On March 16, 2010, DIRECTV U.S. repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of Term Loan C resulted in a first quarter 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Senior Notes.    The following table sets forth our outstanding senior notes balance and fair value as of:

	Outstanding Balance		Fair value
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of March 31, 2010 and $3 million as of December 31, 2009	$998	$997	$1,043	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of March 31, 2010 and December 31, 2009	1,002	1,002	1,040	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of March 31, 2010	1,199	—	1,184	—
7.625% senior notes due in 2016	1,500	1,500	1,684	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of March 31, 2010 and December 31, 2009	993	993	1,041	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of March 31, 2010	1,298	—	1,281	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of March 31, 2010	499	—	496	—

Total senior notes	$7,489	$4,492	$7,769	$4,713

        We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

        All of our senior notes were issued by DIRECTV U.S. and have been, or in the case of the 3.550%, 5.200% and 6.350% senior notes are in the process of being, registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' assets and additionally, our senior notes are rated as investment grade, with the exception of our 6.375% and 7.625% senior notes. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable and senior secured credit facility mature as follows: $270 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $124 million at March 31, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2010, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Contingencies

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

        Because neither News Corporation nor Liberty Media could satisfy the Puerto Rico Condition, in connection with the close of that transaction, a special committee of independent directors of our Board of Directors approved an agreement with News Corporation and Liberty Media in which we assumed responsibility for the satisfaction, modification or waiver of the Puerto Rico Condition within the one year period specified by the FCC. As part of this agreement, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who oversees the management and operation of DIRECTV Puerto Rico, and has the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We continue to consolidate the results of DIRECTV Puerto Rico.

        The FCC staff recently has advised us that the trust arrangement created in 2009 for the purpose of satisfying the Puerto Rico Condition could not remain in place indefinitely and was not alone sufficient to comply with the requirements of its order.

        In order to resolve the Puerto Rico Condition, on April 6, 2010, we entered into an agreement with Dr. John C. Malone, his wife and certain family trusts, which we believe will sever all attributable interests in satisfaction of the requirements of the FCC order. The agreement achieves these requirements through the recapitalization of the DIRECTV stock ownership held by Dr. Malone and his family and the resignation of Dr. Malone and two other board members originally appointed at the request of Liberty Media from our Board of Directors. Under the terms of the agreement, the Malones will exchange 21.8 million shares of high-vote Class B common stock, which is all of the outstanding Class B shares, for 26.5 million shares of Class A common stock, resulting in the reduction of the Malones' voting interest in DIRECTV from approximately 24.3% to approximately 3%. The number of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Class A shares to be issued was determined as follows: one share of Class A common stock for each share of Class B common stock held, plus an additional number of Class A shares with a fair value of $160 million based on the market price of the DIRECTV Class A (DTV) common stock prior to the announcement of the transaction with the Malones.

        We expect to account for the recapitalization of Class B into Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental Class A shares, which will be issued following approval by the FCC, will be treated as a dividend to the former Class B shareholders and deducted from earnings attributable to common shareholders for purposes of calculating earnings per share in the Consolidated Statements of Operations.

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner, Globo, who holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined, by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of March 31, 2010, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately $400 million to $550 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value and further determined that $400 million was our best estimate of fair value in that range.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the quarter ended March 31, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $28 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the quarter ended March 31, 2010 and recorded $25 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2010, the net book value of in-orbit satellites was $1,929 million, all of which was uninsured.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        Beginning with Liberty's acquisition of its ownership interest in DIRECTV Group from News Corporation on February 27, 2008, transactions with Liberty Media and its affiliates, including its equity method investees, may be considered to be related party transactions. Our transactions with Liberty Media and its affiliates consist primarily of the purchase of programming.

        Although as a result of the Liberty Transaction, Liberty no longer has any equity interest in DIRECTV, John Malone, Chairman of the Board of Directors of DIRECTV and of Liberty Media, has an approximate 24% voting interest in DIRECTV, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, and an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Discovery Communications and Liberty Global and their subsidiaries or equity method investees may be considered to be related party transactions. Our transactions with Discovery Communications and Liberty Global consist primarily of purchases of programming created, owned or distributed by Discovery Communications and its subsidiaries and investees.

Other

        Other related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$14	$12
Discovery Communications, Liberty Global and affiliates	3	3
Other	2	2

Total	$19	$17

Purchases:
Liberty Media and affiliates	$78	$87
Discovery Communications, Liberty Global and affiliates	69	60
Other	142	105

Total	$289	$252

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$10	$26
Accounts payable	187	184

        The accounts receivable and accounts payable balances as of March 31, 2010 and December 31, 2009 are primarily related to affiliates of Liberty Media.

Note 8: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of DIRECTV Group from January 1, 2009 through March 31, 2009, and based on the outstanding shares of DIRECTV Class A and Class B common stock from January 1, 2010 through March 31, 2010.

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist primarily of common stock options and restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods, as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Shares in Millions)
Common stock options excluded	5	27

        The following table sets forth comparative information regarding common shares outstanding:

	Three Months Ended March 31,
	2010	2009
	(Shares in Millions)
Common shares outstanding at January 1	933	1,024
Decrease for common shares repurchased and retired	(15)	(17)
Increase for stock options exercised and restricted stock units vested and distributed	3	3

Common shares outstanding at March 31	921	1,010

Weighted average number of common shares outstanding	931	1,018

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2010:
Basic EPS
Net income attributable to DIRECTV	$558	931	$0.60
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$558	938	$0.59

Three Months Ended March 31, 2009:
Basic EPS
Net income attributable to DIRECTV	$201	1,018	$0.20
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$201	1,021	$0.20

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 9: Stockholders' Equity

Share Repurchase Program

        During 2010 and 2009, our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in February 2010, authorizing share repurchases of $3.5 billion. As of March 31, 2010, we had approximately $2,974 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2010	2009
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$526	$361
Average price per share	34.15	21.23
Number of shares repurchased and retired	15	17

        For the three months ended March 31, 2010, we recorded the $526 million in repurchases as a decrease of $112 million to "Common stock and additional paid in capital" and an increase of $414 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $526 million in repurchases during the three months ended March 31, 2010, $60 million were paid for in April 2010. Of the $361 million in repurchases during the three months ended March 31, 2009, $15 million were paid for in April 2009. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

			Stockholders' Equity
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				558		558	17	$575
Stock repurchased and retired	(15,400,000)		(112)	(414)		(526)
Stock options exercised and restricted stock units vested and distributed	2,810,607		(42)			(42)
Share-based compensation expense			20			20
Tax benefit from stock option exercises			22			22
Adjustment to the fair value of redeemable noncontrolling interest			14			14	(14)
Other			(2)			(2)
Foreign currency translation adjustment					(23)	(23)	(3)
Unrealized gains on securities, net of taxes:
Unrealized gain on securities					2	2
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at March 31, 2010	898,788,526	21,809,863	$6,589	$(3,578)	$(80)	$2,931	$400

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

		Stockholders' Equity
	The DIRECTV Group, Inc. Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			201		201	11	$212
Stock repurchased and retired	(16,997,794)	(141)	(220)		(361)
Stock options exercised and restricted stock units vested and distributed	3,278,635	29			29
Share-based compensation expense		17			17
Tax benefit from stock option exercises		3			3
Adjustment to the fair value of redeemable noncontrolling interest		11			11	(11)
Other		(12)			(12)
Unrealized losses on securities, net of tax				(1)	(1)

Balance at March 31, 2009	1,010,462,884	$8,225	$(3,578)	$(129)	$4,518	$325

Accumulated Other Comprehensive Loss

	As of March 31, 2010	As of December 31, 2009
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(127)	$(127)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	7	8
Accumulated foreign currency translation adjustments	43	66

Total Accumulated Other Comprehensive Loss	$(80)	$(56)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Net income	$575	$212
Other comprehensive loss:
Foreign currency translation activity during the period	(23)	—
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding losses on securities	2	(1)
Less: reclassification adjustment for net gains recognized during the period	(3)	—

Comprehensive income	551	211
Comprehensive income attributable to redeemable noncontrolling interest	(14)	(11)

Comprehensive income attributable to DIRECTV	$537	$200

Note 10: Segment Reporting

        Our three reporting segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and distribute digital entertainment programming via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produces its own programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2010
External revenues	$4,762	$779	$67	$5,608
Intersegment revenues	10	—	(10)	—

Revenues	$4,772	$779	$57	$5,608

Operating profit	$808	$126	$22	$956
Add: Depreciation and amortization expense	498	118	3	619

Operating profit before depreciation and amortization(1)	$1,306	$244	$25	$1,575

March 31, 2009
External revenues	$4,303	$598	$—	$4,901
Intersegment revenues	—	—	—	—

Revenues	$4,303	$598	$—	$4,901

Operating profit (loss)	$397	$41	$(14)	$424
Add: Depreciation and amortization expense	589	78	(1)	666

Operating profit (loss) before depreciation and amortization(1)	$986	$119	$(15)	$1,090

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use operating profit (loss) before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,575	$1,090
Depreciation and amortization expense	(619)	(666)

Operating profit	956	424
Interest income	11	10
Interest expense	(115)	(101)
Liberty transaction and related gains	67	—
Other, net	6	3

Income before income taxes	925	336
Income tax expense	(350)	(124)

Net income	$575	$212

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2010 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2009:

  •
  Levels of competition are increasing.

  •
  We depend on others to produce programming and programming costs are increasing.

  •
  Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

  •
  Our subscriber acquisition costs could materially increase.

  •
  Our ability to keep pace with technological developments is uncertain.

  •
  Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

  •
  John C. Malone has significant influence over actions requiring stockholder approval and his interest may differ from others.

  •
  Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

  •
  Our satellites are subject to significant launch and operational risks.

  •
  The cost of commercial insurance coverage on our satellites or the loss of a satellite that is not insured could materially adversely affect our earnings.

  •
  Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

DIRECTV

  •
  The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

  •
  We may have a significant indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, if parts of the Liberty Transaction or Liberty's 2008 Transaction with News Corporation are treated as a taxable transaction.

  •
  We face risks arising from the outcome of various legal proceedings.

  •
  The other factors that are described in our Annual Report on Form 10-K for the year ended December 31, 2009.

        Any forward looking statement made by us in the Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$5,608	$4,901
Total operating costs and expenses	4,652	4,477

Operating profit	956	424
Interest income	11	10
Interest expense	(115)	(101)
Liberty transaction and related gains	67	—
Other, net	6	3

Income before income taxes	925	336
Income tax expense	(350)	(124)

Net income	575	212
Less: Net income attributable to noncontrolling interest	(17)	(11)

Net income attributable to DIRECTV	$558	$201

Basic earnings attributable to DIRECTV per common share	$0.60	$0.20
Diluted earnings attributable to DIRECTV per common share	$0.59	$0.20
Weighted average number of common shares outstanding (in millions)
Basic	931	1,018
Diluted	938	1,021

	March 31, 2010	December 31, 2009
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,488	$2,605
Total current assets	5,728	5,055
Total assets	18,826	18,260
Total current liabilities	4,400	5,701
Long-term debt	8,438	6,500
Redeemable noncontrolling interest	400	400
Total stockholders' equity	2,931	2,911

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$956	$424
Add: Depreciation and amortization expense	619	666

Operating profit before depreciation and amortization(1)	$1,575	$1,090

Operating profit before depreciation and amortization margin(1)	28.1%	22.2%
Cash flow information
Net cash provided by operating activities	$1,504	$996
Net cash used in investing activities	(496)	(542)
Net cash used in financing activities	(125)	(354)
Free cash flow(2)
Net cash provided by operating activities	$1,504	$996
Less: Cash paid for property and equipment	(465)	(522)
Less: Cash paid for satellites	(8)	(17)

Free cash flow(2)	$1,031	$457

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

  Operating profit before depreciation and amortization margin is calculated by dividing operating profit before depreciation and amortization by revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures, for share repurchase programs and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2010
Revenues	$4,772	$779	$57	$5,608
% of total revenue	85.1%	13.9%	1.0%	100.0%
Operating profit	$808	$126	$22	$956
Add: Depreciation and amortization expense	498	118	3	619

Operating profit before depreciation and amortization	$1,306	$244	$25	$1,575

Operating profit before depreciation and amortization margin	27.4%	31.3%	43.9%	28.1%
Capital expenditures	$313	$159	$1	$473
March 31, 2009
Revenues	$4,303	$598	$—	$4,901
% of total revenue	87.8%	12.2%	—	100.0%
Operating profit (loss)	$397	$41	$(14)	$424
Add: Depreciation and amortization expense	589	78	(1)	666

Operating profit (loss) before depreciation and amortization	$986	$119	$(15)	$1,090

Operating profit before depreciation and amortization margin	22.9%	19.9%	N/A	22.2%
Capital expenditures	$435	$103	$1	$539

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. In addition, beginning November 19, 2009, we own and operate three regional sports networks and own a 65% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2010, DIRECTV U.S. had over 18.6 million subscribers.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 74% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2010, PanAmericana had approximately 2.9 million subscribers, Sky Brazil had approximately 1.9 million subscribers and Sky Mexico had approximately 2.2 million subscribers.

  •
  DIRECTV Sports Networks.    DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, currently known as FSN Northwest™, FSN Rocky Mountain™ and FSN Pittsburgh™, respectively. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

SIGNIFICANT TRANSACTIONS

Acquisition

  Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

        The Liberty Transaction was accounted for using the acquisition method of accounting pursuant to accounting standards for business combinations. DIRECTV Group has been treated as the acquiring

DIRECTV

corporation in the Liberty Transaction for accounting and financial reporting purposes, and accordingly the historical financial statements of DIRECTV Group have become the historical financial statements of DIRECTV. The assets, liabilities and results of operations of LEI have been consolidated beginning on the acquisition date, November 19, 2009.

        For the three months ended March 31, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars, which were a part of the assumed indebtedness.

        For additional information regarding the Liberty Transaction, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Financing Transactions

  2010 Financing Transactions

        On March 11, 2010, DIRECTV U.S. issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,999 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions.

        On March 16, 2010, DIRECTV U.S. repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of Term Loan C resulted in a first quarter of 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2009 Financing Transactions

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

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the first quarter of 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar.

DIRECTV

        We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate of 4.3 Venezuelan bolivars fuerte per U.S. dollar. Additionally, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 6 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has in many cases relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. As a result, we recorded a $13 million charge in the first quarter of 2010 and a $72 million charge in the first quarter of 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for digital video recorder, or DVR, service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

        Subscriber acquisition costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, regional Bell operating companies, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and retention costs.    The majority of upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade

DIRECTV

programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,		Change
Revenues By Segment:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,772	$4,303	$469	10.9%
DIRECTV Latin America	779	598	181	30.3%
Sports Networks, Eliminations and Other	57	—	57	NM *

Total revenues	$5,608	$4,901	$707	14.4%

*
Percentage not meaningful.

        The increase in our total revenues was primarily due to subscriber and ARPU growth at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended March 31,		Change
Operating profit (loss) before depreciation and amortization:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,306	$986	$320	32.5%
DIRECTV Latin America	244	119	125	105.0%
Sports Networks, Eliminations and Other	25	(15)	40	NM

Total operating profit before depreciation and amortization	$1,575	$1,090	$485	44.5%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, coupled with lower subscriber acquisition and upgrade and retention costs at DIRECTV U.S. and lower general and administrative expenses at DIRECTV Latin America, primarily due to lower currency-related transaction charges in Venezuela.

DIRECTV

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended March 31,		Change
Operating profit (loss):	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$808	$397	$411	103.5%
DIRECTV Latin America	126	41	85	207.3%
Sports Networks, Eliminations and Other	22	(14)	36	NM

Total operating profit	$956	$424	$532	125.5%

        The increase in our operating profit was primarily due to the changes in operating profit before depreciation and amortization discussed above and lower depreciation and amortization expense at DIRECTV U.S. due to the end of the amortization of a subscriber related intangible asset and declining subscriber equipment capitalization, partially offset by increased depreciation at DIRECTV Latin America due to increased subscriber equipment capitalization.

        Interest income.    The increase in interest income to $11 million in the first quarter of 2010 from $10 million in the first quarter of 2009 was due to higher average cash balances, partially offset by lower interest rates.

        Interest expense.    The increase in interest expense to $115 million in the first quarter of 2010 from $101 million in the first quarter of 2009 was due to an increase in the average debt balance, partially offset by a decrease in interest rates.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
Other, net:	2010	2009	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$21	$3	$18
Gain on sale of investment	3	—	3
Fair-value adjustment loss on non-employee options	(3)	—	(3)
Loss on early extinguishment of debt	(9)	—	(9)
Net foreign currency transaction loss	(8)	—	(8)
Other	2	—	2

Total	$6	$3	$3

        Income Tax Expense.    We recognized income tax expense of $350 million for the first quarter of 2010 compared to income tax expense of $124 million for the first quarter of 2009. The increase in income tax expense is primarily attributable to the increase in income before income taxes.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,772	$4,303	$469	10.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,014	1,808	206	11.4%
Subscriber service expenses	323	301	22	7.3%
Broadcast operations expenses	69	69	—	0.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	595	653	(58)	(8.9)%
Upgrade and retention costs	250	274	(24)	(8.8)%
General and administrative expenses	215	212	3	1.4%
Depreciation and amortization expense	498	589	(91)	(15.4)%

Total operating costs and expenses	3,964	3,906	58	1.5%

Operating profit	$808	$397	$411	103.5%

Other Data:
Operating profit before depreciation and amortization	$1,306	$986	$320	32.5%
Total number of subscribers (000's)	18,660	18,081	579	3.2%
ARPU	$85.47	$80.35	$5.12	6.4%
Average monthly subscriber churn %	1.48%	1.33%	—	11.3%
Gross subscriber additions (000's)	925	1,175	(250)	(21.3)%
Subscriber disconnections (000's)	825	715	110	15.4%
Net subscriber additions (000's)	100	460	(360)	(78.3)%
Average subscriber acquisition costs—per subscriber (SAC)	$768	$708	$60	8.5%

        Subscribers.    In the first quarter of 2010, gross subscriber additions decreased compared to the first quarter of 2009 primarily due to a more challenging competitive environment and lower additions from our regional telephone company partners. Additionally, in the first quarter of 2009 gross subscriber additions benefited from the transition to digital broadcast. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees and increased sports programming revenue due to one week of NFL SUNDAY TICKET™ revenue in 2010, partially offset by more competitive promotions for both new and existing customers.

DIRECTV

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, as well as lower subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers and increased NFL programming costs due to one week of programming in 2010. Subscriber service expenses increased in the first quarter of 2010 compared to the first quarter of 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs decreased primarily due to the lower gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased due to an increase in marketing costs per subscriber, partially offset by an increased use of refurbished set-top receivers and lower set-top receiver costs. Under our lease program we capitalized $115 million of set-top receivers in the first quarter of 2010 and $179 million the first quarter of 2009 for new subscribers.

        Upgrade and retention costs decreased in the first quarter of 2010 due to a lower volume of advanced equipment upgrades as well as an increased use of refurbished set-top receivers. Under our lease program we capitalized $81 million of set-top receivers in the first quarter of 2010 and $136 million the first quarter of 2009 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$779	$598	$181	30.3%
Operating profit before depreciation and amortization	244	119	125	105.0%
Operating profit	126	41	85	207.3%
Other data:
ARPU	$55.24	$50.43	$4.81	9.5%
Average monthly subscriber churn %	1.93%	1.86%	—	3.8%
Total number of subscribers (000's)(1)	4,809	4,028	781	19.4%
Gross subscriber additions (000's)	493	368	125	34.0%
Net subscriber additions (000's)	221	148	73	49.3%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 3,000 subscribers to Sky Mexico in the first quarter of 2009.

        The increase in net subscriber additions was due to strong growth in Brazil, Colombia and Argentina. Gross additions increased in the quarter principally due to strong demand for HD, DVR and prepaid services as well as more targeted customer promotions aimed at middle-market segment

DIRECTV

services in the region. Average monthly subscriber churn increased in the quarter primarily due to higher pre-paid churn in Venezuela related to more challenging macro-economic conditions.

        Revenues increased primarily due to subscriber and ARPU growth. ARPU increased primarily due to price increases and higher fees for HD and DVR services coupled with net favorable exchange rates in the region, mainly in Brazil, partially offset by the devaluation in Venezuela.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, coupled with lower general and administrative expenses due to a $72 million charge related to the exchange of Venezuela currency in the first quarter of 2009, compared to $13 million charge in the first quarter of 2010, partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions and higher sales of advanced products as well as higher subscriber services costs associated with a larger subscriber base.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Revenues, operating profit before depreciation and amortization and operating profit from Sports Networks, Eliminations and Other increased in the first quarter of 2010 from the first quarter of 2009 due to the completion of the Liberty Transaction in the fourth quarter of 2009 when we acquired our three regional sports networks. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2010, our cash and cash equivalents totaled $3.5 billion compared with $2.6 billion at December 31, 2009. The $883 million increase resulted primarily from $1.5 billion of cash provided by operating activities and approximately $3.0 billion of cash proceeds from the issuance of senior notes, partially offset by $1.5 billion of cash used to repay the collar loan, $1.0 billion of cash used to repay long-term debt, $473 million of cash paid for the acquisition of satellites, property and equipment and $466 million in cash used for the repurchase of shares.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.30 at March 31, 2010 and 0.89 December 31, 2009. The increase in our current ratio during the three months ended March 31, 2010 was primarily due to the change in our cash and cash equivalents and the repayment of the collar loan and long-term debt discussed above.

        As of March 31, 2010, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until April 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2010 and 2009 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in February 2010, authorizing share repurchases of $3.5 billion. As of March 31, 2010, we had approximately $2,974 million remaining under this authorization. During the three months ended March 31, 2010, we repurchased and retired 15 million shares for $526 million, at an average price of $34.15 The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or

DIRECTV

otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

Borrowings

        At March 31, 2010, we had $8,798 million in total outstanding borrowings, bearing a weighted average interest rate of 5.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $270 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At March 31, 2010, DIRECTV U.S. was in compliance with all such covenants.

        Debt ratings by the various rating agencies reflect each agency's opinion of the ability of issuers to repay debt obligations as they come due and the expected estimated loss given a default. In general, lower ratings result in higher borrowing costs. Please refer to our 2009 Form 10-K for discussion of Moody's Investors Service, Fitch Ratings and Standard & Poor's Rating Services ratings range.

        Currently, DIRECTV has the following security rating:

	Corporate	Outlook
Standard & Poor's	BBB-	Stable

DIRECTV

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa2	Baa3	Ba1	Stable
Fitch	BBB	BBB-	BBB-	Stable

Contingencies

        As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations. We began translating the financial statements of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. We are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process exists, however the rates implied by transactions in the parallel market are significantly higher than the official rate (recently 6 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. As a result we recorded a $13 million charge during first quarter of 2010 and a $72 million charge during the first quarter of 2009 in "General and administrative expense" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

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

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

DIRECTV

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2009.

	Payments Due By Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$12,632	$650	$993	$2,789	$8,200
Purchase obligations(b)	9,924	1,469	3,852	2,940	1,663
Operating lease obligations(c)	422	66	125	81	150
Capital lease obligations	908	66	171	160	511
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	203	68	135	—	—

Total	$24,089	$2,319	$5,276	$5,970	$10,524

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2010, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $374 million as of March 31, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

DIRECTV

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2010. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

*  *  *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Liberty Media Corporation Litigation.    As previously reported, a purported class action was filed on February 9, 2010 in Delaware Chancery Court against certain past and present directors of Liberty Media Corporation alleging, among other things, that the defendants breached their fiduciary duties as Liberty board members in connection with the business terms and approval process by Liberty stockholders of the merger of Liberty Entertainment, Inc. with a subsidiary of DIRECTV as part of the Liberty Transaction. The plaintiff purports to represent approximately 85 former Liberty Media Corporation stockholders (other than the defendants) that allegedly held approximately 1.8 million Liberty Media Corporation shares prior to the consummation of the Liberty Transaction. The complaint alleges, among other things, that John Malone and certain other Liberty Media Corporation stockholders received disparate allocation of consideration in the Liberty Transaction. The complaint seeks equitable reallocation and disgorgement of the improper consideration received by the defendants and other relief. The defendants have requested indemnification and have tendered defense of this litigation to DIRECTV pursuant to agreements executed as part of the Liberty Transaction.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Each of the lawsuits is at an early stage. Where possible, we are moving to compel these cases to arbitration in accordance with our Customer Agreement, but in states such as California where the enforceability of the arbitration provision is limited, we intend to defend against these allegations in court. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, DIRECTV U.S. is the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed

DIRECTV

an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. We are cooperating with the multistate group by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceeding was terminated during the first quarter ended March 31, 2010.

        Finisar Corporation.    As previously reported, on January 8, 2010, the Fifth Circuit Court of Appeals affirmed the grant of summary judgment on all claims in DIRECTV's favor against Finisar Corporation. This case is resolved and there will be no further proceedings in this matter.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        In February 2010, our Board of Directors approved a $3.5 billion repurchase program of our Class A common stock. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended March 31, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2010	—	$—	—	$304
February 1—28, 2010	1	33.52	1	3,450
March 1—31, 2010	14	34.22	14	2,974

Total	15	34.15	15	2,974

DIRECTV

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554)).
*10.2
Indenture, dated as of March 11, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529)).
*10.3
Registration Rights Agreement, dated as of March 11, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529)).
*††10.4
Summary Terms 2010 Restricted Stock Unit Grants to applicable executive officers (incorporated with reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554)).
*††10.5	Summary Terms—2010 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554)).
*††10.6	Michael D. White Employment Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554)).
*††10.7
DIRECTV Non-Qualified Stock Option Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554)).
*††10.8
DIRECTV Performance Stock Unit Award Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554)).
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document

DIRECTV

Exhibit Number	Exhibit Name
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Furnished, not filed.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

††
Management contract or compensatory plan or arrangement.

*  *  *

DIRECTV

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: May 6, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)