Form 10-Q
period 2010-06-30
DIRECTV
filed 2010-08-06
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-4772533 (I.R.S. Employer Identification No.)
2230 East Imperial Highway El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

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

        As of August 2, 2010, the registrant had outstanding 866,787,293 shares of DIRECTV Class A common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$5,848	$5,218	$11,456	$10,119
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,366	2,108	4,680	4,133
Subscriber service expenses	407	368	802	720
Broadcast operations expenses	85	83	173	167
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	709	668	1,381	1,377
Upgrade and retention costs	272	261	532	542
General and administrative expenses	374	349	678	709
Depreciation and amortization expense	625	679	1,244	1,345

Total operating costs and expenses	4,838	4,516	9,490	8,993

Operating profit	1,010	702	1,966	1,126
Interest income	8	6	19	16
Interest expense	(134)	(102)	(249)	(203)
Liberty transaction and related gains	—	—	67	—
Other, net	13	54	19	57

Income before income taxes	897	660	1,822	996
Income tax expense	(343)	(242)	(693)	(366)

Net income	554	418	1,129	630
Less: Net income attributable to noncontrolling interest	(11)	(11)	(28)	(22)

Net income attributable to DIRECTV	$543	$407	$1,101	$608

Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the three and six month periods ended June 30, 2009)	$372	$407	$917	$608
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	171	—	184	—

Net income attributable to DIRECTV	$543	$407	$1,101	$608

Basic and diluted earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and six month periods ended June 30, 2009)	$0.42	$0.40	$1.02	$0.60
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction (Note 8)	7.84	—	8.44	—
Weighted average number of Class A common shares outstanding (in millions)
Basic	883	—	896	—
Diluted	889	—	903	—
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	22	—	22	—
Diluted	22	—	22	—
Weighted average number of total common shares outstanding (in millions)
Basic	901	1,006	916	1,012
Diluted	907	1,009	923	1,015

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,000	$2,605
Accounts receivable, net of allowances of $77 and $56	1,670	1,625
Inventories	183	212
Deferred income taxes	115	217
Prepaid expenses and other	349	396

Total current assets	4,317	5,055
Satellites, net	2,288	2,338
Property and equipment, net	4,093	4,138
Goodwill	4,113	4,164
Intangible assets, net	1,123	1,131
Investments and other assets	1,427	1,434

Total assets	$17,361	$18,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,485	$3,757
Unearned subscriber revenues and deferred credits	426	434
Current portion of long-term debt	273	1,510

Total current liabilities	4,184	5,701
Long-term debt	8,436	6,500
Deferred income taxes	1,072	1,070
Other liabilities and deferred credits	1,536	1,678
Commitments and contingencies
Redeemable noncontrolling interest	650	400
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 878,818,823 and 911,377,919 shares issued and outstanding of DIRECTV Class A common stock at June 30, 2010 and December 31, 2009, respectively and $0.01 par value, 30,000,000 shares authorized, 21,809,863 shares issued and outstanding of DIRECTV Class B common stock at December 31, 2009	6,028	6,689
Accumulated deficit	(4,452)	(3,722)
Accumulated other comprehensive loss	(93)	(56)

Total stockholders' equity	1,483	2,911

Total liabilities and stockholders' equity	$17,361	$18,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,129	$630
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244	1,345
Amortization of deferred revenues and deferred credits	(17)	(28)
Share-based compensation expense	38	25
Dividends received	47	69
Net foreign currency transaction loss (gains)	11	(49)
Liberty transaction and related gains	(67)	—
Deferred income taxes	135	69
Other	(11)	5
Change in other operating assets and liabilities:
Accounts receivable	(30)	78
Inventories	29	(23)
Prepaid expenses and other	61	32
Accounts payable and accrued liabilities	(15)	(149)
Unearned subscriber revenue and deferred credits	(8)	27
Other, net	(52)	9

Net cash provided by operating activities	2,494	2,040

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,011)	(1,002)
Cash paid for satellites	(69)	(31)
Investment in companies, net of cash acquired	(1)	(12)
Other, net	(36)	10

Net cash used in investing activities	(1,117)	(1,035)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	2,996	—
Debt issuance costs	(16)	—
Repayment of long-term debt	(1,103)	(48)
Repayment of collar loan	(1,537)	—
Repayment of other long-term obligations	(62)	(58)
Common shares repurchased and retired	(2,189)	(670)
Stock options exercised	2	33
Taxes paid in lieu of shares issued for share-based compensation	(82)	—
Excess tax benefit from share-based compensation	9	5

Net cash used in financing activities	(1,982)	(738)

Net increase (decrease) in cash and cash equivalents	(605)	267
Cash and cash equivalents at beginning of the period	2,605	2,005

Cash and cash equivalents at end of the period	$2,000	$2,272

Supplemental Cash Flow Information
Cash paid for interest	$207	$201
Cash paid for income taxes	382	156

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Beginning November 19, 2009, we also operate three regional sports networks and own a 65% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 74% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. Globo Communicacões e Participacões S.A., or Globo, owns the other 26% of Sky Brazil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico.

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Acquisition

  Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

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

        The assumed indebtedness also included related equity collars. We completed settlement of those equity collars during the first quarter of 2010. We accounted for the derivative financial instruments of the equity collars acquired as a net asset or liability at fair value. For the six months ended June 30, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars. See Note 5 for additional information regarding the indebtedness and equity collars.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and LEI for the three and six months ended June 30, 2009 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges directly related to the transaction.

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(Dollars in Millions)
Revenues	$5,274	$10,224
Net income attributable to DIRECTV	299	518

Note 3: Accounting Change and New Accounting Standard

  Accounting Change

        On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative- based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. Disclosure requirements under the new standard have been enhanced, and now include disclosure of the method the entity used to determine whether they are the primary beneficiary of the VIE. The adoption of these changes did not have an effect on our consolidated results of operations and financial position.

  New Accounting Standard

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the six months ended June 30, 2010 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2009	$3,167	$656	$341	$4,164
Sky Brazil foreign currency translation adjustment	—	(15)	—	(15)
Purchase or acquisition accounting adjustments	10	—	(46)	(36)

Balance as of June 30, 2010	$3,177	$641	$295	$4,113

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

	Estimated Useful Lives (years)	June 30, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	—	$—	—	208	$208	—
Satellite rights	15	116	2	114	—	—	—
Subscriber related	5-10	444	269	175	1,787	1,526	261
Dealer network	15	130	94	36	130	90	40
Trade name and other	10-20	342	23	319	344	17	327
Distribution rights	7	334	287	47	334	263	71

Total intangible assets		$1,798	$675	$1,123	$3,235	$2,104	$1,131

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a replacement satellite in the event its existing leased satellite suffers a significant failure. The satellite was launched in March 2010 and we recorded the total payments for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets, including payments made to date of $29 million. As of June 30, 2010, the remaining $87 million of required payments is recorded in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, the accrual of which is considered a non-cash investing and financing activity excluded from the Consolidated Statements of Cash Flows for the six months ended June 30, 2010. The intangible asset is being amortized on a straight line basis over the 15 year period of the agreement.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Amortization expense	$55	$104	$112	$207

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $75 million in the remainder of 2010; $132 million in 2011; $87 million in 2012; $44 million in 2013; $37 million in 2014; and $316 million thereafter.

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$7,489	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	1,220	2,316
Collar Loan	—	1,202

Total debt	8,709	8,010
Less: Current portion of long-term debt	(273)	(1,510)

Long-term debt	$8,436	$6,500

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets.

  Collar Loan

        As part of the Liberty Transaction completed on November 19, 2009, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance of the loan and settle the equity collars, which had a fair value of $400 million as of December 31, 2009 and as a result, recorded a gain of $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

        We accounted for the equity collars pursuant to the accounting standards for derivatives and hedging, which require that all derivatives, whether designated in hedging relationships or not, are recorded on the balance sheet at fair value. The equity collars were not designated as a hedge, and therefore changes in the fair value of the derivative were recognized in earnings. We determined the December 31, 2009 fair value of the equity collars using the Black-Scholes Model. Our use of the Black-Scholes Model to value the equity collars was considered a Level 2 valuation technique, which used observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        See Note 2 for further discussion of the Liberty Transaction.

  2010 Financing Transactions

        On March 11, 2010, DIRECTV U.S. issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. The senior notes have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis. Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. filed an exchange offer registration statement permitting the existing holders of the senior notes to exchange their original senior notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended and do not bear the legends restricting their transfer. We completed the exchange offer of these senior notes during the second quarter of 2010.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Senior Notes.    The following table sets forth the outstanding balance and fair value of our senior notes as of:

	Outstanding Balance		Fair value
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of June 30, 2010 and $3 million as of December 31, 2009	$998	$997	$1,065	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of June 30, 2010 and December 31, 2009	1,002	1,002	1,036	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of June 30, 2010	1,199	—	1,211	—
7.625% senior notes due in 2016	1,500	1,500	1,630	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of June 30, 2010 and December 31, 2009	993	993	1,089	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of June 30, 2010	1,298	—	1,357	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of June 30, 2010	499	—	531	—

Total senior notes	$7,489	$4,492	$7,919	$4,713

        We calculated the fair values based on quoted market prices of our senior notes, which are Level 1 inputs under the accounting guidance.

        All of our senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis and additionally, our senior notes are rated as investment grade, with the exception of our 6.375% and 7.625% senior notes. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable and senior secured credit facility mature as follows: $181 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $86 million at June 30, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2010, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Contingencies

Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, Globo, who holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178,830,000 shares representing approximately 19% of the ownership interests in Sky Brazil.

        As a result of Globo's notice, the fair value of Sky Brazil shares will be determined by mutual agreement or by outside valuation experts according to a process specified in the related agreement. We may pay Globo either in DIRECTV Class A common stock (at the weighted average price based on 20 consecutive trading days ending on the fifth trading day prior to the closing), in cash in the local currency, or in a combination of the two, at our discretion. We are required to register any common shares issued after the closing.

        After completion of this transaction, which we expect to occur during the second half of 2010, we and our subsidiaries will beneficially own approximately 93% of Sky Brazil and Globo will own the remaining 7%. In accordance with our agreement , Globo will have the right to exchange all (but not less than all) of its remaining equity interests in Sky Brazil consistent with the procedure summarized above.

        As of June 30, 2010, we estimate that Globo's 25.9% equity interest in Sky Brazil has a fair value of approximately, $500 million to $650 million and as of December 31, 2009, we estimated that Globo's 25.9% equity interest in Sky Brazil had a fair value of approximately $400 million to $550 million. We determined the range of fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value and further determined that $650 million was our best estimate of fair value in that range as of June 30, 2010. As of December 31, 2009, the carrying amount of the redeemable noncontrolling interest was $400 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital.

  Venezuela Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate of 4.3 Venezuelan bolivars fuerte per U.S. dollar. In May 2010, the Venezuelan government enacted regulations that suspended a previously legal parallel exchange process. Rates implied by transactions in the parallel market were

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

significantly higher than the official rate (recently 6 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. As a result, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 and recorded a $48 million charge in the second quarter of 2009 and a $120 million charge for the six months ended June 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        In June 2010, the Venezuelan government established the SITME, an alternative to the official process for exchanging foreign currency. Venezuelan entities can purchase U.S. dollar denominated securities through the SITME; however, trading volume is limited to $50,000 per day with a maximum equivalent of $350,000 in a calendar month, subject to certain limitations. The SITME has established a weighted average implicit exchange rate of approximately 5.3 bolivars fuerte per U.S. dollar.

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of June 30, 2010, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated assets of $24 million in excess of Venezuelan bolivar fuerte denominated liabilities, including cash of $60 million as of June 30, 2010.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the six months ended June 30, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $28 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the six months ended June 30, 2010 and recorded $25 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2010, the net book value of in-orbit satellites was $2,266 million, all of which was uninsured.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

Liberty Media, Liberty Global and Discovery Communications

        As discussed below in Note 8 of the Notes to the Consolidated Financial Statements, on June 16, 2010, we completed a transaction, which we refer to as the Malone Transaction, with John Malone and his wife and certain trusts for the benefit of his children, which we refer to as the Malones, which resulted in the reduction of the Malones' voting interest in DIRECTV from approximately 24.3% to approximately 3% and Dr. Malone's resignation from our Board of Directors.

        Prior to the completion of the Malone Transaction, Dr. Malone was Chairman of the Board of Directors of DIRECTV and of Liberty Media. Dr. Malone also has an approximate 35% voting interest in Liberty Media, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Liberty Media, Discovery Communications and Liberty Global and their subsidiaries or equity method investees were considered to be related party transactions through the completion of the Malone Transaction. Our transactions with Liberty Media, Discovery Communications and Liberty Global consisted primarily of purchases of programming created, owned or distributed by Liberty Media and Discovery Communications and its subsidiaries and investees.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$12	$13	$26	$25
Discovery Communications, Liberty Global and affiliates	2	1	5	4
Other	3	3	5	5

Total	$17	$17	$36	$34

Purchases:
Liberty Media and affiliates	$65	$88	$143	$175
Discovery Communications, Liberty Global and affiliates	59	63	128	123
Other	145	130	287	235

Total	$269	$281	$558	$533

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$2	$26
Accounts payable	69	184

        The accounts receivable and accounts payable balances as of June 30, 2010 are primarily related to Globo and equity method investments we hold. The accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

Note 8: Stockholders' Equity

  Malone Transaction

        In connection with approval by the Federal Communications Commission, or FCC, of the sale of News Corporation's interest in DIRECTV Group to Liberty Media in 2008, the FCC imposed certain conditions related to attributable interests in two pay television operations: DIRECTV Puerto Rico and Liberty Cablevision of Puerto Rico Ltd, or LCPRL. We refer to the FCC's requirements as the "Puerto Rico Condition".

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        In order to comply with terms of the FCC order, effective February 25, 2009, we placed the shares of DIRECTV Puerto Rico into a trust and appointed an independent trustee who, prior to completion of the Malone Transaction, oversaw the management and operation of DIRECTV Puerto Rico, with the authority, subject to certain conditions, to divest ownership of DIRECTV Puerto Rico. We continued to consolidate the results of DIRECTV Puerto Rico while the trust was in place.

        The FCC staff advised us in early 2010 that the trust arrangement created in 2009 for the purpose of satisfying the FCC order could not remain in place indefinitely and was not alone sufficient to comply with the requirements of its order.

        In order to resolve the Puerto Rico Condition, on April 6, 2010, we entered into an agreement with the Malones which severed all attributable interests between DIRECTV Puerto Rico and LCPRL in satisfaction of the requirements of the FCC order. The agreement achieved these requirements through the exchange of the DIRECTV stock held by the Malones and the resignation of Dr. Malone and two other board members affiliated with Liberty Media from our Board of Directors. Under the terms of the agreement, the Malones exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which was all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24.3% to approximately 3%. The number of DIRECTV Class A shares issued was determined as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the then current market price of the DIRECTV Class A (DTV) common stock. Following the exchange we dissolved the Puerto Rico trust.

        We were required to account for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the three months and $0.17 for the six months ended June 30, 2010.

Share Repurchase Program

        During 2010 and 2009, our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in August 2010, authorizing share repurchases of $2.0 billion. In addition, as of June 30, 2010, we had approximately $1,215 million remaining under a prior authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2010	2009
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$2,285	$724
Average price per share	36.22	22.46
Number of shares repurchased and retired	63	32

        For the six months ended June 30, 2010, we recorded the $2,285 million in repurchases as a decrease of $454 million to "Common stock and additional paid in capital" and an increase of $1,831 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $2,285 million in repurchases during the six months ended June 30, 2010, $96 million were paid for in July 2010. Of the $724 million in repurchases during the six months ended June 30, 2009, $54 million were paid for in July 2009. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

			Stockholders' Equity
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				1,101		1,101	28	$1,129
Stock repurchased and retired	(63,047,789)		(454)	(1,831)		(2,285)
Stock options exercised and restricted stock units vested and distributed	3,941,069		(49)			(49)
Malone Transaction	26,547,624	(21,809,863)
Share-based compensation expense			38			38
Tax benefit from stock option exercises			33			33
Adjustment to the fair value of redeemable noncontrolling interest			(229)			(229)	229
Foreign currency translation adjustment					(33)	(33)	(7)
Unrealized losses on securities, net of taxes:
Unrealized losses on securities					(1)	(1)
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at June 30, 2010	878,818,823	—	$6,028	$(4,452)	$(93)	$1,483	$650

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

		Stockholders' Equity
	The DIRECTV Group, Inc. Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			608		608	22	$630
Stock repurchased and retired	(32,350,087)	(267)	(457)		(724)
Stock options exercised and restricted stock units vested and distributed	3,719,840	33			33
Share-based compensation expense		25			25
Tax benefit from stock option exercises		5			5
Adjustment to the fair value of redeemable noncontrolling interest		2			2	(2)
Other		(16)			(16)
Foreign currency translation adjustment				1	1	(20)
Unrealized gain on securities, net of tax				4	4

Balance at June 30, 2009	995,551,796	$8,100	$(3,408)	$(123)	$4,569	$325

Accumulated Other Comprehensive Loss

	As of June 30, 2010	As of December 31, 2009
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(127)	$(127)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	4	8
Accumulated foreign currency translation adjustments	33	66

Total Accumulated Other Comprehensive Loss	$(93)	$(56)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Net income	$554	$418	$1,129	$630
Other comprehensive income (loss):
Foreign currency translation adjustments:
Cumulative effect of change in functional currency at Sky Brazil	—	(112)	—	(112)
Foreign currency translation activity during the period	(10)	93	(33)	93
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) on securities	(3)	5	(1)	4
Less: reclassification adjustment for net gains recognized during the period	—	—	(3)	—

Comprehensive income	541	404	1,092	615
Comprehensive income attributable to redeemable noncontrolling interest	(7)	9	(21)	(2)

Comprehensive income attributable to DIRECTV.	$534	$413	$1,071	$613

Note 9: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of DIRECTV Group from January 1, 2009 through June 30, 2009, and based on the outstanding shares of DIRECTV Class A common stock from January 1, 2010 through June 30, 2010, and DIRECTV Class B common stock from January 1, 2010 through June 16, 2010.

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist primarily of common stock options and restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from nonvested stock awards and unexercised stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options, and the incremental income tax benefit or liability as if the awards were distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of DIRECTV Class A common stock options excluded from the computation of diluted EPS because the options'

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

exercise prices were greater than the average market price of our common stock during the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Shares in Millions)
Common stock options excluded	—	23	—	24

        There were no DIRECTV Class B common stock options.

        The following table sets forth comparative information regarding DIRECTV Class A common shares outstanding:

Six Months Ended June 30, 2010
(Shares in Millions)
DIRECTV Class A common shares outstanding at January 1	911
Decrease for common shares repurchased and retired	(63)
Increase for DIRECTV Class A common shares issued as part of the Malone Transaction	27
Increase for stock options exercised and restricted stock units vested and distributed	4

DIRECTV Class A common shares outstanding at June 30	879

Weighted average number of DIRECTV Class A common shares outstanding	896

        The following table sets forth comparative information regarding DIRECTV Class B common shares outstanding:

Six Months Ended June 30, 2010
(Shares in Millions)
DIRECTV Class B common shares outstanding at January 1	22
Decrease for exchange of DIRECTV Class B common shares for DIRECTV Class A common shares as part of the Malone Transaction	(22)

DIRECTV Class B common shares outstanding at June 30	—

Weighted average number of DIRECTV Class B common shares outstanding through June 16, 2010	22

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth comparative information regarding DIRECTV Group common stock outstanding:

Six Months Ended June 30, 2009
(Shares in Millions)
DIRECTV Group common shares outstanding at January 1	1,024
Decrease for common shares repurchased and retired	(32)
Increase for stock options exercised and restricted stock units vested and distributed	4

DIRECTV Group common shares outstanding at June 30	996

Weighted average number of DIRECTV Group common shares outstanding	1,012

        For the three and six month periods ended June 30, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the DIRECTV Class A and DIRECTV Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. At the close of the transaction, we exchanged 21.8 million shares of DIRECTV Class B common stock, which represented all of the issued and outstanding DIRECTV Class B common stock, for 26.5 million shares of DIRECTV Class A common stock. We determined the number of shares of DIRECTV Class A common stock to be exchanged as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the market price of the DIRECTV Class A common stock at the time of the agreement on April 6, 2010. We included the $160 million in income attributable to DIRECTV Class B common stockholders. After the close of the Malone Transaction we allocate all net income attributable to DIRECTV to the DIRECTV Class A stockholders. For the three and six months ended June 30, 2010, there were no dilutive securities outstanding for the DIRECTV Class B common stock. See Note 8 of the Notes to the Consolidated Financial Statements for a further discussion of the Malone Transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended June 30, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders.	$372	883	$0.42
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	—

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders.	$372	889	$0.42

DIRECTV Class B Common Stock:
Basic and diluted EPS
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$171	22	$7.84

Three Months Ended June 30, 2009:
DIRECTV Group Common Stock:
Basic EPS
Net income attributable to DIRECTV common stockholders	$407	1,006	$0.40
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders.	$407	1,009	$0.40

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended June 30, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders	$917	896	$1.02
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders.	$917	903	$1.02

DIRECTV Class B Common Stock:
Basic and diluted EPS
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

Six Months Ended June 30, 2009:
DIRECTV Group Common Stock:
Basic EPS
Net income attributable to DIRECTV common stockholders	$608	1,012	$0.60
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	3	—

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders	$608	1,015	$0.60

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2010
External revenues	$4,932	$857	$59	$5,848
Intersegment revenues	2	—	(2)	—

Revenues	$4,934	$857	$57	$5,848

Operating profit (loss)	$899	$140	$(29)	$1,010
Add: Depreciation and amortization expense	495	125	5	625

Operating profit before depreciation and amortization(1)	$1,394	$265	$(24)	$1,635

June 30, 2009
External revenues	$4,539	$680	$(1)	$5,218
Intersegment revenues	—	—	—	—

Revenues	$4,539	$680	$(1)	$5,218

Operating profit (loss)	$652	$73	$(23)	$702
Add: Depreciation and amortization expense	593	87	(1)	679

Operating profit (loss) before depreciation and amortization(1)	$1,245	$160	$(24)	$1,381

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2010
External revenues	$9,702	$1,636	$118	$11,456
Intersegment revenues	4	—	(4)	—

Revenues	$9,706	$1,636	$114	$11,456

Operating profit	$1,707	$266	$(7)	$1,966
Add: Depreciation and amortization expense	993	243	8	1,244

Operating profit before depreciation and amortization(1)	$2,700	$509	$1	$3,210

June 30, 2009
External revenues	$8,842	$1,278	$(1)	$10,119
Intersegment revenues	—	—	—	—

Revenues	$8,842	$1,278	$(1)	$10,119

Operating profit (loss)	$1,049	$114	$(37)	$1,126
Add: Depreciation and amortization expense	1,182	165	(2)	1,345

Operating profit (loss) before depreciation and amortization(1)	$2,231	$279	$(39)	$2,471

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,635	$1,381	$3,210	$2,471
Depreciation and amortization	625	679	1,244	1,345

Operating profit	1,010	702	1,966	1,126
Interest income	8	6	19	16
Interest expense	(134)	(102)	(249)	(203)
Liberty transaction and related gains	—	—	67	—
Other, net	13	54	19	57

Income before income taxes	897	660	1,822	996
Income tax expense	(343)	(242)	(693)	(366)

Net income	554	418	1,129	630
Less: Net income attributable to noncontrolling interest	(11)	(11)	(28)	(22)

Net income attributable to DIRECTV	$543	$407	$1,101	$608

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 26, 2010, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on May 7, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

DIRECTV

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

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$5,848	$5,218	$11,456	$10,119
Total operating costs and expenses	4,838	4,516	9,490	8,993

Operating profit	1,010	702	1,966	1,126
Interest income	8	6	19	16
Interest expense	(134)	(102)	(249)	(203)
Liberty transaction and related gains	—	—	67	—
Other, net	13	54	19	57

Income before income taxes	897	660	1,822	996
Income tax expense	(343)	(242)	(693)	(366)

Net income	554	418	1,129	630
Less: Net income attributable to noncontrolling interest	(11)	(11)	(28)	(22)

Net income attributable to DIRECTV.	$543	$407	$1,101	$608

Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the three and six month periods ended June 30, 2009)	$372	$407	$917	$608
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	171	—	184	—

Net income attributable to DIRECTV	$543	$407	$1,101	$608

Basic and diluted earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and six month periods ended June 30, 2009)	$0.42	$0.40	$1.02	$0.60
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction	7.84	—	8.44	—
Weighted average number of Class A common shares outstanding (in millions)
Basic	883	—	896	—
Diluted	889	—	903	—
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	22	—	22	—
Diluted	22	—	22	—
Weighted average number of total common shares outstanding (in millions)
Basic	901	1,006	916	1,012
Diluted	907	1,009	923	1,015

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2010	December 31, 2009
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,000	$2,605
Total current assets	4,317	5,055
Total assets	17,361	18,260
Total current liabilities	4,184	5,701
Long-term debt	8,436	6,500
Redeemable noncontrolling interest	650	400
Total stockholders' equity	1,483	2,911

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,010	$702	$1,966	$1,126
Add: Depreciation and amortization expense	625	679	1,244	1,345

Operating profit before depreciation and amortization(1)	$1,635	$1,381	$3,210	$2,471

Operating profit before depreciation and amortization margin(1)	28.0%	26.5%	28.0%	24.4%
Cash flow information
Net cash provided by operating activities	$990	$1,044	$2,494	$2,040
Net cash used in investing activities	(621)	(493)	(1,117)	(1,035)
Net cash used in financing activities	(1,857)	(384)	(1,982)	(738)
Free cash flow(2)
Net cash provided by operating activities	$990	$1,044	$2,494	$2,040
Less: Cash paid for property and equipment	(546)	(480)	(1,011)	(1,002)
Less: Cash paid for satellites	(61)	(14)	(69)	(31)

Free cash flow(2)	$383	$550	$1,414	$1,007

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2010
Revenues	$4,934	$857	$57	$5,848
% of total revenue	84.4%	14.7%	0.9%	100.0%
Operating profit (loss)	$899	$140	$(29)	$1,010
Add: Depreciation and amortization expense	495	125	5	625

Operating profit (loss) before depreciation and amortization	$1,394	$265	$(24)	$1,635

Operating profit before depreciation and amortization margin	28.3%	30.9%	N/A	28.0%
Capital expenditures	$376	$231	$—	$607
June 30, 2009
Revenues	$4,539	$680	$(1)	$5,218
% of total revenue	87.0%	13.0%	—	100.0%
Operating profit (loss)	$652	$73	$(23)	$702
Add: Depreciation and amortization expense	593	87	(1)	679

Operating profit (loss) before depreciation and amortization	$1,245	$160	$(24)	$1,381

Operating profit before depreciation and amortization margin	27.4%	23.5%	N/A	26.5%
Capital expenditures	$350	$144	$—	$494

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2010
Revenues	$9,706	$1,636	$114	$11,456
% of total revenue	84.7%	14.3%	1.0%	100.0%
Operating profit (loss)	$1,707	$266	$(7)	$1,966
Add: Depreciation and amortization expense	993	243	8	1,244

Operating profit before depreciation and amortization	$2,700	$509	$1	$3,210

Operating profit before depreciation and amortization margin	27.8%	31.1%	0.9%	28.0%
Capital expenditures	$689	$390	$1	$1,080
June 30, 2009
Revenues	$8,842	$1,278	$(1)	$10,119
% of total revenue	87.4%	12.6%	—	100.0%
Operating profit (loss)	$1,049	$114	$(37)	$1,126
Add: Depreciation and amortization expense	1,182	165	(2)	1,345

Operating profit (loss) before depreciation and amortization	$2,231	$279	$(39)	$2,471

Operating profit before depreciation and amortization margin	25.2%	21.8%	N/A	24.4%
Capital expenditures	$785	$247	$1	$1,033

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

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2010, DIRECTV U.S. had over 18.7 million subscribers.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 74% owned subsidiary, Sky Brazil; and our 41% equity method investment in Sky Mexico. As of June 30, 2010, PanAmericana had approximately 3.1 million subscribers, Sky Brazil had approximately 2.1 million subscribers and Sky Mexico had approximately 2.4 million subscribers.

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

SIGNIFICANT TRANSACTIONS

Malone Transaction

        As further discussed in Note 8 of the Notes to the Consolidated Financial Statements, in order to resolve the Puerto Rico Condition, on April 6, 2010, we entered into an agreement with Dr. John C. Malone which severed all attributable interests in satisfaction of the requirements of the FCC order. Under the terms of the agreement, the Malones exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which were all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24.3% to approximately 3%.

        We were required to account for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the three months and $0.17 for the six months ended June 30, 2010. See Note 8 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report for additional information.

DIRECTV

Acquisition

  Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, or Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

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

        For the six months ended June 30, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars, which were a part of the assumed indebtedness.

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

DIRECTV

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

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the six months ended June 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate of 4.3 Venezuelan bolivars fuerte per U.S. dollar. Additionally, until May 2010, a legal parallel exchange process existed, however the rates implied by transactions in the parallel market were significantly higher than the official rate (recently 6 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. As a result, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 and recorded a $48 million charge in the second quarter of 2009 and a $120 million charge for the six months ended June 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        See "Liquidity and Capital Resources" below for additional information.

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

DIRECTV

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

DIRECTV

adding together "Subscriber acquisition costs" expensed during the period and the amount of cash paid for equipment leased to new subscribers during the period.

EXECUTIVE OUTLOOK UPDATE

        During the first half of 2010, DIRECTV Latin America experienced better than expected exchange rates, higher than anticipated subscriber growth, improved penetration of advanced products and favorable programming rates. Due to these factors, we now expect net new subscriber additions to be approximately one million for 2010, revenue growth for 2010 to exceed 15% and operating profit before depreciation and amortization growth of over 40% to approximately $1 billion. These anticipated financial results could be adversely affected by changes in foreign currency exchange rates in Latin America or further adverse changes in Venezuela.

        We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2009 that we expected revenue growth of roughly half of the 20.8% growth experienced in 2009, net subscriber additions to be similar to the 692,000 reported for 2009 and operating profit before depreciation and amortization growth of more than 20%.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,		Change
Revenues By Segment:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$4,934	$4,539	$395	8.7%
DIRECTV Latin America	857	680	177	26.0%
Sports Networks, Eliminations and Other	57	(1)	58	NM *

Total revenues	$5,848	$5,218	$630	12.1%

*
Percentage not meaningful.

        The increase in our total revenues was primarily due to subscriber and ARPU growth at DIRECTV U.S. and DIRECTV Latin America as well as the revenue generated by DIRECTV Sports Networks, which we acquired in November 2009.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,394	$1,245	$149	12.0%
DIRECTV Latin America	265	160	105	65.6%
Sports Networks, Eliminations and Other	(24)	(24)	—	NM

Total operating profit before depreciation and amortization	$1,635	$1,381	$254	18.4%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, coupled with lower general and administrative expenses at DIRECTV Latin America, primarily due to lower currency-related transaction charges in Venezuela, partially offset by higher general and administrative expenses at DIRECTV U.S.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended June 30,		Change
Operating profit (loss):	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$899	$652	$247	37.9%
DIRECTV Latin America	140	73	67	91.8%
Sports Networks, Eliminations and Other	(29)	(23)	(6)	NM

Total operating profit	$1,010	$702	$308	43.9%

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

        Interest income.    The increase in interest income to $8 million in the second quarter of 2010 from $6 million in the second quarter of 2009 was due to higher average cash balances, partially offset by lower interest rates.

        Interest expense.    The increase in interest expense to $134 million in the second quarter of 2010 from $102 million in the second quarter of 2009 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
Other, net:	2010	2009	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$17	$15	$2
Net foreign currency transaction (loss) gain	(3)	38	(41)
Other	(1)	1	(2)

Total	$13	$54	$(41)

        The decrease in Other, net was primarily due to a $3 million net foreign currency transaction loss recorded in the second quarter of 2010 compared to a net foreign currency transaction gain of $38 million recorded in the second quarter of 2009 related to net U.S. dollar denominated liabilities held by Sky Brazil.

        Income Tax Expense.    We recognized income tax expense of $343 million for the second quarter of 2010 compared to income tax expense of $242 million for the second quarter of 2009. The increase in income tax expense is primarily attributable to the increase in income before income taxes.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,934	$4,539	$395	8.7%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,019	1,862	157	8.4%
Subscriber service expenses	325	307	18	5.9%
Broadcast operations expenses	66	67	(1)	(1.5)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	610	597	13	2.2%
Upgrade and retention costs	259	245	14	5.7%
General and administrative expenses	261	216	45	20.8%
Depreciation and amortization expense	495	593	(98)	(16.5)%

Total operating costs and expenses	4,035	3,887	148	3.8%

Operating profit	$899	$652	$247	37.9%

Other Data:
Operating profit before depreciation and amortization	$1,394	$1,245	$149	12.0%
Total number of subscribers (000's)	18,760	18,305	455	2.5%
ARPU	$87.90	$83.16	$4.74	5.7%
Average monthly subscriber churn %	1.51%	1.51%	—	0.0%
Gross subscriber additions (000's)	946	1,048	(102)	(9.7)%
Subscriber disconnections (000's)	846	824	22	2.7%
Net subscriber additions (000's)	100	224	(124)	(55.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$783	$694	$89	12.8%

        Subscribers.    In the second quarter of 2010, gross subscriber additions decreased compared to the second quarter of 2009 primarily due to lower additions from our regional telephone company partners and a more challenging competitive environment. Additionally, in the second quarter of 2009 gross subscriber additions benefited from the transition to digital broadcast. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections associated with the larger subscriber base.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees as well as higher premium, pay-per-view and advertising sales partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher

DIRECTV

revenues, partially offset by higher general and administrative costs, primarily due to increased legal and bad debt costs and lower compensation costs in the second quarter of 2009 as a result of the resignation of our former Chief Executive Officer.

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the second quarter of 2010 compared to the second quarter of 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over the second quarter of 2009. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the second quarter of 2009, coupled with increased dealer commissions and advertising costs. Under our lease program we capitalized $131 million of set-top receivers in the second quarter of 2010 and $130 million in the second quarter of 2009.

        Upgrade and retention costs increased in the second quarter of 2010 due to increased marketing costs. Under our lease program we capitalized $71 million of set-top receivers in the second quarter of 2010 and $90 million the second quarter of 2009 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$857	$680	$177	26.0%
Operating profit before depreciation and amortization	265	160	105	65.6%
Operating Profit	140	73	67	91.8%
Other Data:
ARPU	$56.98	$55.28	$1.70	3.1%
Average monthly subscriber churn %	1.63%	1.91%	—	(14.7)%
Total number of subscribers (000's)(1)	5,224	4,162	1,062	25.5%
Gross subscriber additions (000's)	660	362	298	82.3%
Net subscriber additions (000's)	415	128	287	224.2%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 6,000 subscribers from a local pay television service provider to Sky Brazil in the second quarter of 2009.

        The increase in net subscriber additions was due to growth in Brazil, Argentina and Colombia. Gross additions increased and average monthly subscriber churn decreased in the quarter primarily due to the effect of the FIFA World Cup soccer tournament.

DIRECTV

        DIRECTV Latin America's revenues increased as a result of the larger subscriber base and higher ARPU. ARPU increased primarily due to price increases and higher fees for HD and DVR services coupled with net favorable exchange rates in the region, mainly in Brazil, partially offset by the devaluation in Venezuela.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, coupled with lower general and administrative expenses due to lower charges related to the exchange of Venezuela currency in the second quarter of 2010. This was partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions and higher sales of advanced products.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Revenues, operating profit before depreciation and amortization and operating profit from Sports Networks, Eliminations and Other increased in the second quarter of 2010 from the second quarter of 2009 due to the completion of the Liberty Transaction in the fourth quarter of 2009 when we acquired three regional sports networks. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,		Change
Revenues By Segment:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$9,706	$8,842	$864	9.8%
DIRECTV Latin America	1,636	1,278	358	28.0%
Sports Networks, Eliminations and Other	114	(1)	115	NM

Total revenues	$11,456	$10,119	$1,337	13.2%

        The increase in our total revenues was primarily due to subscriber and ARPU growth at DIRECTV U.S. and DIRECTV Latin America as well as the revenue generated by DIRECTV Sports Networks, which we acquired in November 2009.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Six Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,700	$2,231	$469	21.0%
DIRECTV Latin America	509	279	230	82.4%
Sports Networks, Eliminations and Other	1	(39)	40	NM

Total operating profit before depreciation and amortization	$3,210	$2,471	$739	29.9%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, coupled with lower general and administrative expenses at DIRECTV Latin America, primarily due to lower currency-related transaction charges in Venezuela.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Six Months Ended June 30,		Change
Operating profit (loss):	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,707	$1,049	$658	62.7%
DIRECTV Latin America	266	114	152	133.3%
Sports Networks, Eliminations and Other	(7)	(37)	30	NM

Total operating profit	$1,966	$1,126	$840	74.6%

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

        Interest income.    The increase in interest income to $19 million in the first half of 2010 from $16 million in the first half of 2009 was due to higher average cash balances, partially offset by lower interest rates.

        Interest expense.    The increase in interest expense to $249 million in the first half of 2010 from $203 million in the first half of 2009 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
Other, net:	2010	2009	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$38	$18	$20
Gain on sale of investment	3	—	3
Fair-value adjustment loss on non-employee options	(3)	—	(3)
Loss on early extinguishment of debt	(9)	—	(9)
Net foreign currency transaction (loss) gain	(11)	38	(49)
Other	1	1	—

Total	$19	$57	$(38)

        The decrease in other, net was primarily due to an $11 million net foreign currency transaction loss recorded in the first half of 2010 compared to a net foreign currency transaction gain of $38 million recorded in the first half of 2009 related to net U.S. dollar denominated liabilities held by Sky Brazil.

        Income Tax Expense.    We recognized income tax expense of $693 million for the first half of 2010 compared to income tax expense of $366 million for the first half of 2009. The increase in income tax expense is primarily attributable to the increase in income before income taxes.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$9,706	$8,842	$864	9.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,033	3,670	363	9.9%
Subscriber service expenses	648	608	40	6.6%
Broadcast operations expenses	135	136	(1)	(0.7)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,205	1,250	(45)	(3.6)%
Upgrade and retention costs	509	519	(10)	(1.9)%
General and administrative expenses	476	428	48	11.2%
Depreciation and amortization expense	993	1,182	(189)	(16.0)%

Total operating costs and expenses	7,999	7,793	206	2.6%

Operating profit	$1,707	$1,049	$658	62.7%

Other Data:
Operating profit before depreciation and amortization	$2,700	$2,231	$469	21.0%
Total number of subscribers (000's)(1)	18,760	18,305	455	2.5%
ARPU	$86.69	$81.86	$4.83	5.9%
Average monthly subscriber churn %	1.49%	1.42%	—	4.9%
Gross subscriber additions (000's)	1,871	2,223	(352)	(15.8)%
Subscriber disconnections (000's)	1,671	1,539	132	8.6%
Net subscriber additions (000's)	200	684	(484)	(70.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$776	$701	$75	10.7%

        Subscribers.    In the first half of 2010, gross subscriber additions decreased compared to the first half of 2009 primarily due to the impact of the transition to digital broadcast in the first half of 2009, lower additions from our regional telephone company partners and a more challenging competitive environment. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to stricter upgrade and retention policies for existing customers as well as more aggressive competitor promotions.

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

DIRECTV

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, as well as lower subscriber acquisition and upgrade and retention costs, partially offset by higher general and administrative expenses primarily from increased bad debt expense and increased labor and benefit costs.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers and increased NFL programming costs due to one week of programming in 2010. Subscriber service expenses increased in the first half of 2010 compared to the first half of 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs decreased primarily due to the lower gross additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the first half of 2009, coupled with increased dealer commissions and increased marketing costs per subscriber added. Under our lease program we capitalized $246 million of set-top receivers in the first half of 2010 and $309 million of set-top receivers in the first half 2009.

        Upgrade and retention costs decreased in the first half of 2010 due to a lower volume of advanced equipment upgrades partially offset by increased marketing expense. Under our lease program we capitalized $152 million of set-top receivers in the first half of 2010 and $226 million the first half of 2009 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,636	$1,278	$358	28.0%
Operating profit before depreciation and amortization	509	279	230	82.4%
Operating Profit	266	114	152	133.3%
Other Data:
ARPU	$55.95	$52.91	$3.04	5.7%
Average monthly subscriber churn %	1.77%	1.88%	—	(5.9)%
Total number of subscribers (000's)(1)	5,224	4,162	1,062	25.5%
Gross subscriber additions (000's)	1,153	730	423	57.9%
Net subscriber additions (000's)	636	276	360	130.4%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 3,000 subscribers to Sky Mexico and the migration of approximately 6,000 subscribers from a local pay television service provider to Sky Brazil in the first half of 2009.

DIRECTV

        The increase in net subscriber additions was due to growth in Brazil, Argentina and Colombia. Gross additions increased in the first half of 2010 principally due to strong demand for HD, DVR and prepaid services as well as the effect of the FIFA World Cup soccer tournament. Average monthly subscriber churn decreased in the first half of 2010 primarily due to lower pre-paid and post-paid churn across the region from the effect of the FIFA World Cup soccer tournament, higher HD and DVR penetration and a strong macro economic environment.

        DIRECTV Latin America's revenues increased as a result of the larger subscriber base and higher ARPU. ARPU increased primarily due to price increases and higher fees for HD and DVR services coupled with net favorable exchange rates in the region, mainly in Brazil, partially offset by the devaluation in Venezuela.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, coupled with lower general and administrative expenses due to a $22 million charge related to the exchange of Venezuela currency in the first half of 2010, compared to $120 million charge in the first half of 2009. This was partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions and higher sales of advanced products.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Revenues, operating profit before depreciation and amortization and operating profit from Sports Networks, Eliminations and Other increased in the first half of 2010 from the first half of 2009 due to the completion of the Liberty Transaction in the fourth quarter of 2009 when we acquired our three regional sports networks. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2010, our cash and cash equivalents totaled $2.0 billion compared with $2.6 billion at December 31, 2009. The $605 million decrease resulted primarily from $1.5 billion of cash used to repay the collar loan, $1.1 billion of cash used to repay long-term debt, $1.1 billion of cash paid for the acquisition of satellites, property and equipment and $2.2 billion in cash used for the repurchase of shares, partially offset by $2.5 billion of cash provided by operating activities and approximately $3.0 billion of cash proceeds from the issuance of senior notes.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.03 at June 30, 2010 and 0.89 December 31, 2009. The increase in our current ratio during the six months ended June 30, 2010 was primarily due to the repayment of the collar loan and long-term debt discussed above.

        As of June 30, 2010, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until April 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things; make restricted payments, including dividends, loans or advances to us.

DIRECTV

        During 2010 and 2009 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in August 2010, authorizing share repurchases of $2.0 billion. In addition, as of June 30, 2010, we had approximately $1,215 million remaining under a prior authorization. During the six months ended June 30, 2010, we repurchased and retired 63 million shares for $2,285 million, at an average price of $36.22. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

Borrowings

        At June 30, 2010, we had $8,709 million in total outstanding borrowings, bearing a weighted average interest rate of 5.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K.

        Our notes payable and senior secured credit facility mature as follows: $181 million in the remainder of 2010, $98 million in 2011, $10 million in 2012, $931 million in 2013, $1,000 million in 2014 and $6,500 million thereafter. These amounts do not reflect potential prepayments that may be required under our senior secured credit facility, which could result from a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes and senior secured credit facility could become immediately payable and its revolving credit facility could be terminated. At June 30, 2010, DIRECTV U.S. was in compliance with all such covenants.

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

DIRECTV

        Currently, DIRECTV has the following security rating:

	Corporate	Outlook
Standard & Poor's	BBB-	Stable

        Currently, DIRECTV U.S. has the following security ratings:

	Senior Secured	Senior Unsecured	Corporate	Outlook
Standard & Poor's	BBB-	BBB-	BBB-	Stable
Moody's	Baa1	Baa2	Baa2	Stable
Fitch	BBB	BBB-	BBB-	Stable

Contingencies

        As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common stock. As discussed in Note 6, Globo has exercised the right to sell us a 19% interest in Sky Brazil and we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate, or alternatively, a legal parallel exchange process that existed until May 2010, when the Venezuelan government enacted regulations that closed the parallel exchange process down. Rates implied by transactions in the parallel market were significantly higher than the official rate (recently 6 to 7 bolivars fuerte per U.S. dollar). The official approval process has been delayed in recent periods and our Venezuelan subsidiary has relied on the parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. As a result, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 and recorded a $48 million charge in the second quarter of 2009 and a $120 million charge for the six months ended June 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        In June 2010, the Venezuelan government established the SITME, an alternative to the official process for exchanging foreign currency. Venezuelan entities can purchase U.S. dollar denominated securities through the SITME; however, trading volume is limited to $50,000 per day with a maximum equivalent of $350,000 in a calendar month, subject to certain limitations. The SITME has established a weighted average implicit exchange rate of approximately 5.3 bolivars fuerte per U.S. dollar.

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. Also, these conditions are expected to

DIRECTV

affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of June 30, 2010, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated assets of $24 million in excess of Venezuelan bolivar fuerte denominated liabilities, including cash of $60 million as of June 30, 2010.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2009.

	Payments Due By Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$12,389	$405	$994	$2,788	$8,202
Purchase obligations(b)	9,850	1,020	4,022	2,991	1,817
Operating lease obligations(c)	406	41	120	88	157
Capital lease obligations	887	44	171	161	511
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	181	45	136	—	—

Total	$23,713	$1,555	$5,443	$6,028	$10,687

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2010, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that

DIRECTV

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $378 million as of June 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, and Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

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

*  *  *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended June 30, 2010. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009.

*  *  *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

DIRECTV

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        Liberty Media Corporation Litigation.    As previously reported, a purported class action complaint was filed on February 9, 2010 and amended on April 23, 2010 in Delaware Chancery Court against certain past and present directors of Liberty Media Corporation alleging, among other things, that the defendants breached their fiduciary duties as Liberty board members in connection with the business terms and approval process by Liberty stockholders of the merger of Liberty Entertainment, Inc. with a subsidiary of DIRECTV as part of the Liberty Transaction. The plaintiff purports to represent approximately 85 former Liberty Media Corporation stockholders (other than the defendants) that allegedly held approximately 1.8 million Liberty Media Corporation shares prior to the consummation of the Liberty Transaction. The complaint alleges, among other things, that John Malone and certain other Liberty Media Corporation stockholders received disparate allocation of consideration in the Liberty Transaction. The complaint seeks equitable reallocation and disgorgement of the improper consideration received by the defendants and other relief. The defendants have requested indemnification and have tendered defense of this litigation to DIRECTV pursuant to agreements executed as part of the Liberty Transaction and DIRECTV has elected to take control of the defense.

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, DIRECTV U.S. is the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state

DIRECTV

consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. DIRECTV U.S. has also received a request for information from the Federal Trade Commission, or FTC, on similar issues. We are cooperating with the multistate group and the FTC by providing information about our sales and marketing practices and customer complaints. We are defending the Washington lawsuit.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the second quarter ended June 30, 2010.

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        In February 2010, our Board of Directors approved a $3.5 billion repurchase program of our DIRECTV Class A common stock. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended June 30, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1—30, 2010	12	$35.59	12	$2,537
May 1—31, 2010	15	37.20	15	2,003
June 1—30, 2010	21	37.43	21	1,215

Total	48	36.89	48	1,215

        On August 3, 2010, our Board of Directors approved an additional $2 billion repurchase program.

DIRECTV

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554)).
*10.2
Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554)).
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

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: August 5, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)