Form 10-K/A
period 2009-12-31
DIRECTV
filed 2010-08-10
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1 to Form 10-K

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

DIRECTV

DIRECTV

EXPLANATORY NOTE

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a "nationally recognized statistical rating organization." As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting "issuer disclosure-related ratings information" will be permitted without the need for rating agencies' consent. This Annual Report on Form 10-K/A modifies our original filing to delete our previous disclosure concerning our credit ratings as it may not be considered to constitute "issuer disclosure-related ratings information."

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K/A may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar words or phrases. Similarly, statements that describe our objectives, plans or goals also are forward-looking statements. All of these forward-looking statements are subject to certain risks and uncertainties including, without limitation, risk factors discussed in more detail in Item 1A of this Annual Report, which could cause our actual results to differ materially from historical results or from those expressed or implied by the relevant forward-looking statement. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

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

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators, including key RSNs. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

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

        The purchase of our 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $27 million resulted from the premium paid for redemption of our 8.375% senior notes and $7 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

***

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K/A under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2009.

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

***

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule I—Condensed Financial Information of the Registrant	132
		Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2009, 2008 and 2007	135
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	DIRECTV Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
*****4.1	Specimen form of certificate representing Class A Common Stock of DIRECTV
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

*****10.36	Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009
*****10.37	Standstill Agreement by and among John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, and DIRECTV dated November 19, 2009
*****10.38	Credit Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
*****10.39	Pledge Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC

DIRECTV

Exhibit Number	Exhibit Name
*****10.40	Amendment, Unwind, Consent and Waiver Agreement, dated as of November 19, 2009 among Greenlady II, LLC, DIRECTV and Bank of America, N.A.
*****10.41	Guaranty of DIRECTV in favor of Bank of America, N.A. dated as of November 19, 2009
*14.1

The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the Form 8-K of The DIRECTV Group, Inc. filed on February 12, 2007 (SEC File No. 1-31945))

*****14.2	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009
*****21	Subsidiaries of the Registrant as of December 31, 2009
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	XBRL Instance Document
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Filed herewith.

***
Furnished not filed.

****
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

*****
Previously filed.

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

DIRECTV (Registrant)
Date: August 10, 2010
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.