Form 10-Q/A
period 2010-03-31
DIRECTV
filed 2010-08-10
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1 to Form 10-Q

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

 EXPLANATORY NOTE

        On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act repealed Rule 436(g) promulgated under the Securities Act of 1933, as amended (the "Securities Act"), thereby eliminating the exemption from the expert consent and liability provisions under the Securities Act for any credit ratings issued by a "nationally recognized statistical rating organization." As a result, companies that wish to include certain information relating to their ratings in periodic reports that may be incorporated by reference into future registration statements or prospectuses must obtain the consent of the applicable rating agencies. The rating agencies have indicated that they are not providing any consents at this time. The Staff of the Securities and Exchange Commission issued new Compliance & Disclosure Interpretations on July 22, 2010 stating that information constituting "issuer disclosure-related ratings information" will be permitted without the need for rating agencies' consent. This Quarterly Report on Form 10-Q/A modifies our original filing to delete our previous disclosure concerning our credit ratings as it may not be considered to constitute "issuer disclosure-related ratings information."

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

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 10, 2010, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q/A may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2010 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2009:

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

  •
  The other factors that are described in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

        Any forward looking statement made by us in the Quarterly Report on Form 10-Q/A speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

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

Borrowings

        At March 31, 2010, we had $8,798 million in total outstanding borrowings, bearing a weighted average interest rate of 5.1%. Our outstanding borrowings primarily consist of notes payable and amounts borrowed under a senior secured credit facility as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K/A.

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

DIRECTV

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the

DIRECTV

table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2009.

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

*  *  *

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2010. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2009.

*  *  *

ITEM 4. CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q/A under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

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

ITEM 1A. RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

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