Form 10-Q/A
period 2010-06-30
DIRECTV
filed 2010-08-10
CIK 1465112

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

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 10, 2010, our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2010 filed with the SEC on August 10, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        We previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2009 that we expected revenue growth of roughly half of the 20.8% growth experienced in 2009, net subscriber additions to be similar to the 692,000 reported for 2009 and operating profit before depreciation and amortization growth of more than 20%.

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

DIRECTV

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

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. Also, these conditions are expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

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

DIRECTV

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

DIRECTV

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