Form 10-Q
period 2010-09-30
DIRECTV
filed 2010-11-05
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
OR
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

        As of November 1, 2010, the registrant had outstanding 833,722,851 shares of DIRECTV Class A common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$6,025	$5,465	$17,481	$15,584
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,499	2,271	7,179	6,404
Subscriber service expenses	439	406	1,241	1,126
Broadcast operations expenses	86	87	259	254
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	812	699	2,193	2,076
Upgrade and retention costs	321	277	853	819
General and administrative expenses	384	377	1,062	1,086
Depreciation and amortization expense	616	663	1,860	2,008

Total operating costs and expenses	5,157	4,780	14,647	13,773

Operating profit	868	685	2,834	1,811
Interest income	9	9	28	25
Interest expense	(147)	(101)	(396)	(304)
Liberty transaction and related gains	—	—	67	—
Other, net	26	10	45	67

Income before income taxes	756	603	2,578	1,599
Income tax expense	(256)	(219)	(949)	(585)

Net income	500	384	1,629	1,014
Less: Net income attributable to noncontrolling interest	(21)	(18)	(49)	(40)

Net income attributable to DIRECTV	$479	$366	$1,580	$974

Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the three and nine month periods ended September 30, 2009)	$479	$366	$1,396	$974
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	—	184	—

Net income attributable to DIRECTV	$479	$366	$1,580	$974

Basic earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and nine month periods ended September 30, 2009)	$0.56	$0.38	$1.58	$0.97
Diluted earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and nine month periods ended September 30, 2009)	0.55	0.37	1.57	0.97
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	—	8.44	—
Weighted average number of Class A common shares outstanding (in millions)
Basic	861	—	885	—
Diluted	868	—	891	—
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	—	22	—
Diluted	—	—	22	—
Weighted average number of total common shares outstanding (in millions)
Basic	861	973	898	999
Diluted	868	977	904	1,003

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2010	December 31, 2009
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,988	$2,605
Accounts receivable, net of allowances of $87 and $56	1,790	1,625
Inventories	185	212
Deferred income taxes	43	217
Prepaid expenses and other	547	396

Total current assets	5,553	5,055
Satellites, net	2,259	2,338
Property and equipment, net	4,278	4,138
Goodwill	4,140	4,164
Intangible assets, net	1,107	1,131
Investments and other assets	1,444	1,434

Total assets	$18,781	$18,260

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued liabilities	$3,656	$3,757
Unearned subscriber revenues and deferred credits	566	434
Current portion of long-term debt	—	1,510

Total current liabilities	4,222	5,701
Long-term debt	10,471	6,500
Deferred income taxes	1,202	1,070
Other liabilities and deferred credits	1,508	1,678
Commitments and contingencies
Redeemable noncontrolling interest	700	400
Stockholders' equity
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 843,844,207 and 911,377,919 shares issued and outstanding of DIRECTV Class A common stock at September 30, 2010 and December 31, 2009, respectively and $0.01 par value, 30,000,000 shares authorized, 21,809,863 shares issued and outstanding of DIRECTV Class B common stock at December 31, 2009	5,789	6,689
Accumulated deficit	(5,073)	(3,722)
Accumulated other comprehensive loss	(38)	(56)

Total stockholders' equity	678	2,911

Total liabilities and stockholders' equity	$18,781	$18,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,629	$1,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,860	2,008
Amortization of deferred revenues and deferred credits	(27)	(38)
Share-based compensation expense	60	39
Equity earnings in unconsolidated affiliates	(70)	(34)
Dividends received	58	69
Net foreign currency transaction gains	(7)	(57)
Liberty transaction and related gains	(67)	—
Deferred income taxes	286	311
Other	60	36
Change in other operating assets and liabilities:
Accounts receivable	(148)	30
Inventories	27	(34)
Prepaid expenses and other	(140)	(61)
Accounts payable and accrued liabilities	246	(174)
Unearned subscriber revenue and deferred credits	132	147
Other, net	(74)	(58)

Net cash provided by operating activities	3,825	3,198

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,647)	(1,508)
Cash paid for satellites	(99)	(40)
Investment in companies, net of cash acquired	(1)	(30)
Other, net	(33)	11

Net cash used in investing activities	(1,780)	(1,567)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	5,978	1,990
Debt issuance costs	(44)	(12)
Repayment of long-term debt	(2,323)	(661)
Repayment of collar loan	(1,537)	—
Repayment of other long-term obligations	(94)	(85)
Common shares repurchased and retired	(3,561)	(1,613)
Stock options exercised	2	33
Taxes paid in lieu of shares issued for share-based compensation	(92)	—
Excess tax benefit from share-based compensation	9	5

Net cash used in financing activities	(1,662)	(343)

Net increase in cash and cash equivalents	383	1,288
Cash and cash equivalents at beginning of the period	2,605	2,005

Cash and cash equivalents at end of the period	$2,988	$3,293

Supplemental Cash Flow Information
Cash paid for interest	$300	$274
Cash paid for income taxes	601	311

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite and broadband to residential and commercial subscribers. Beginning November 19, 2009, we also operate three regional sports networks and own a 65% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the Securities and Exchange Commission, or SEC, on August 10, 2010, our Quarterly Reports on Form 10-Q/A for the quarter ended March 31, 2010 and for the quarter ended June 30, 2010 filed with the SEC on August 10, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Acquisition

  Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained stockholder approval of and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The assumed indebtedness also included related equity collars. We completed settlement of those equity collars during the first quarter of 2010. We accounted for the derivative financial instruments of the equity collars acquired as a net asset or liability at fair value. For the nine months ended September 30, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars. See Note 5 for additional information regarding the indebtedness and equity collars.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and LEI for the three and nine months ended September 30, 2009 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges directly related to the transaction.

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$5,514	$15,738
Net income attributable to DIRECTV	236	754
Basic and diluted earnings attributable to DIRECTV common shareholder	0.25	0.77

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the nine months ended September 30, 2010 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2009	$3,167	$656	$341	$4,164
Foreign currency translation adjustment	—	12	—	12
Purchase or acquisition accounting adjustments	9	—	(45)	(36)

Balance as of September 30, 2010	$3,176	$668	$296	$4,140

        The following table sets forth the amounts recorded for intangible assets as of the periods presented:

		September 30, 2010			December 31, 2009
	Estimated Useful Lives (years)
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
	(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	—	$—	—	208	$208	—
Satellite rights	15	122	4	118	—	—	—
Subscriber related	5-10	465	295	170	1,787	1,526	261
Dealer network	15	130	96	34	130	90	40
Trade name and other	10-20	345	27	318	344	17	327
Distribution rights	7	334	299	35	334	263	71

Total intangible assets		$1,828	$721	$1,107	$3,235	$2,104	$1,131

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a replacement satellite in the event its existing leased satellite suffers a significant failure. The satellite was launched in March 2010 and we recorded the total obligations for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets, including payments made to date of $29 million. As of September 30, 2010, the remaining $87 million of required payments is recorded in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, the accrual of which is considered a non-cash investing and financing activity for purposes of the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010. The intangible asset is being amortized on a straight line basis over the 15 year period of the agreement.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth amortization expense for intangible assets for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Amortization expense	$38	$86	$150	$293

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $38 million in the remainder of 2010; $137 million in 2011; $90 million in 2012; $46 million in 2013; $38 million in 2014; and $326 million thereafter.

Note 5: Borrowings

        The following table sets forth our outstanding borrowings:

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
Senior notes	$10,471	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	—	2,316
Collar Loan	—	1,202

Total debt	10,471	8,010
Less: Current portion of long-term debt	—	(1,510)

Long-term debt	$10,471	$6,500

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility is secured by substantially all of DIRECTV U.S.' assets. As discussed below, in financing transactions in March and August 2010, DIRECTV U.S. repaid the remaining balance of the Term Loans under its senior secured credit facility. As of September 30, 2010, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Black-Scholes Model to value the equity collars was considered a Level 2 valuation technique, which used observable inputs such as exchange-traded equity prices, risk-free interest rates, dividend yields and volatilities.

        See Note 2 for further discussion of the Liberty Transaction.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, DIRECTV U.S. issued $750 million in five year 3.125% senior notes due in 2016 at a 0.1% discount resulting in $750 million of proceeds, $1,000 million in 10 year 4.600% senior notes due in 2021 at a 0.1% discount resulting in $999 million of proceeds and $1,250 million in 30 year 6.000% senior notes at a 1.3% discount resulting in $1,233 million of proceeds. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing February 15, 2011. We incurred $19 million of debt issuance costs in connection with these transactions.

        On August 20, 2010, DIRECTV U.S. repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a third quarter 2010 pre-tax charge of $7 million, $4 million after tax, resulting from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        On March 11, 2010, DIRECTV U.S. issued $1,200 million in five year 3.550% senior notes due in 2015 at a 0.1% discount resulting in $1,199 million of proceeds, $1,300 million in 10 year 5.200% senior notes due in 2020 at a 0.2% discount resulting in $1,298 million of proceeds and $500 million in 30 year 6.350% senior notes at a 0.1% discount resulting in $499 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing September 15, 2010. We incurred $17 million of debt issuance costs in connection with these transactions. We completed the exchange offer of these senior notes, which resulted in the exchanged senior notes being registered under the Securities Act of 1933, as amended, during the second quarter of 2010.

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

  2009 Financing Transactions

        On September 22, 2009, DIRECTV U.S. issued $1,000 million in five-year 4.750% senior notes due in 2014 at a 0.3% discount resulting in $997 million of proceeds and $1,000 million in 10 year 5.875% senior notes due in 2019 at a 0.7% discount resulting in $993 million of proceeds in private placement transactions. Principal on these senior notes is payable upon maturity, while interest is payable semi-annually commencing April 1, 2010. We incurred $14 million of debt issuance costs in connection with these transactions. We completed the exchange offer of these senior notes, which resulted in the senior notes being registered under the Securities Act of 1933, as amended, during the second quarter of 2010.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        Senior Notes.    The following table sets forth the outstanding balance and fair value of our senior notes as of:

	Outstanding Balance		Fair value
	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
	(Dollars in millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of September 30, 2010 and $3 million as of December 31, 2009	$998	$997	$1,087	$1,017
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of September 30, 2010 and December 31, 2009	1,002	1,002	1,039	1,038
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of September 30, 2010	1,199	—	1,242	—
3.125% senior notes due in 2016	750	—	757	—
7.625% senior notes due in 2016	1,500	1,500	1,668	1,642
5.875% senior notes due in 2019, net of unamortized discount of $7 million as of September 30, 2010 and December 31, 2009	993	993	1,134	1,016
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of September 30, 2010	1,298	—	1,411	—
4.600% senior notes due in 2021, net of unamortized discount of $1 million as of September 30, 2010	999	—	1,031	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of September 30, 2010	499	—	552	—
6.000% senior notes due in 2040, net of unamortized discount of $17 million as of September 30, 2010	1,233	—	1,295	—

Total senior notes	$10,471	$4,492	$11,216	$4,713

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        We calculated the fair values based on quoted market prices of our senior notes, which are Level 1 inputs under the accounting guidance.

        All of our senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis and additionally, our senior notes are rated as investment grade. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        Our notes payable mature as follows: $1,000 million in 2014 and $9,500 million thereafter. Borrowings under our existing senior secured credit facility, all of which have been repaid in 2010, were subject to prepayments based on a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009. The amount of interest accrued related to our outstanding debt was $138 million at September 30, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At September 30, 2010, DIRECTV U.S. was in compliance with all such covenants. The senior notes and senior secured credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Note 6: Contingencies

Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, Globo, which holds the remaining 25.9% interest, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its shares in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178,830,000 shares representing approximately 19% of the ownership interests in Sky Brazil.

        As a result of Globo's notice, the fair value of Sky Brazil shares will be determined by mutual agreement or by independent investment banks according to a process specified in the related agreement. We may pay Globo either in DIRECTV Class A common stock (at the weighted average price based on 20 consecutive trading days ending on the fifth trading day prior to the closing), in cash in the local currency, or in a combination of the two, at our discretion. We are required to register any common shares issued after the closing.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        As part of the process to acquire the approximate 19% interest in Sky Brazil from Globo, two independent investment banks were engaged by us and Globo to estimate its fair value. The parties have agreed that the fair value of the 19% interest is within a range of approximately $500 million to $800 million based on these valuations. The final price for the approximate 19% interest to be transferred by Globo will be determined by mutual agreement or by another independent investment bank.

        After completion of this transaction, which we currently expect to occur in the fourth quarter 2010, we and our subsidiaries will beneficially own approximately 93% of Sky Brazil and Globo will own the remaining 7%. In accordance with our agreement, Globo will have the right to exchange all (but not less than all) of its remaining equity interest in Sky Brazil consistent with the procedure summarized above.

        As of September 30, 2010, we estimated that Globo's entire 25.9% equity interest in Sky Brazil had a fair value of approximately $600 million to $1.1 billion based on the valuations discussed above. As of December 31, 2009 we estimated that Globo's 25.9% equity interest in Sky Brazil had a fair value of approximately $400 million to $550 million. As of September 30, 2010, and December 31, 2009, the carrying amount of the redeemable noncontrolling interest was $700 million and $400 million, respectively, representing our best estimates of the fair value on those dates. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Venezuela Devaluation and Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the nine months ended September 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. In May 2010, the Venezuelan government enacted regulations that suspended the parallel exchange process. Rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $22 million charge for the nine months ended September 30, 2010, a $48 million charge in the third quarter of 2009 and a $168 million charge for the nine months ended September 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

        In June 2010, the Venezuelan government established the SITME, an alternative to the official process for exchanging foreign currency. Venezuelan entities can purchase U.S. dollar denominated securities through the SITME; however, trading volume is limited to $50,000 per day with a maximum

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

equivalent of $350,000 in a calendar month, subject to certain limitations. The SITME has established a weighted average implicit exchange rate of approximately 5.3 bolivars fuerte per U.S. dollar.

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions may affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of September 30, 2010, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $45 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities, including cash of $122 million as of September 30, 2010.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated results of operations or financial position.

        During the nine months ended September 30, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $28 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the nine months ended September 30, 2010 and recorded $25 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

  Income Taxes

        During the third quarter of 2010 we entered into an agreement with a former owner to settle certain uncertain tax positions. As a result of this settlement we reversed an accrual for the uncertain tax position and recorded a net benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the three and nine months ended September 30, 2010.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2010, the net book value of in-orbit satellites was $2,220 million, all of which was uninsured.

Note 7: Related-Party Transactions

        In the ordinary course of our operations, we have entered into transactions with related parties as discussed below.

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

        Prior to the completion of the Malone Transaction, Dr. Malone was Chairman of the Board of Directors of DIRECTV and of Liberty Media. Dr. Malone also had an approximate 35% voting interest in Liberty Media, an approximate 31% voting interest in Discovery Communications, Inc., or Discovery Communications, an approximate 40% voting interest in Liberty Global Inc., or Liberty Global, and serves as Chairman of Liberty Global, and certain of Liberty Media's management and directors also serve as directors of Discovery Communications or Liberty Global. As a result of this common ownership and management, transactions with Liberty Media, Discovery Communications and Liberty Global and their subsidiaries or equity method investees were considered to be related party transactions through the completion of the Malone Transaction. Our transactions with Liberty Media, Discovery Communications and Liberty Global consisted primarily of purchases of programming created, owned or distributed by Liberty Media and Discovery Communications and its subsidiaries and investees.

Other

        Other related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico and GSN.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$13	$26	$38
Discovery Communications, Liberty Global and affiliates	—	3	5	7
Other	5	3	10	8

Total	$5	$19	$41	$53

Purchases:
Liberty Media and affiliates	$—	$94	$143	$269
Discovery Communications, Liberty Global and affiliates	—	65	128	188
Other	160	121	447	356

Total	$160	$280	$718	$813

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
Accounts receivable	$1	$26
Accounts payable	74	184

        The accounts receivable and accounts payable balances as of September 30, 2010 are primarily related to Globo and equity method investments we hold. The accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

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

        In order to resolve the Puerto Rico Condition, on April 6, 2010, we entered into an agreement with the Malones which severed all attributable interests between DIRECTV Puerto Rico and LCPRL in satisfaction of the requirements of the FCC order. The agreement achieved these requirements through the exchange of the DIRECTV stock held by the Malones and the resignation of Dr. Malone and two other board members affiliated with Liberty Media from our Board of Directors. Under the terms of the agreement, the Malones exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which was all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24% to approximately 3%. The number of DIRECTV Class A shares issued was determined as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the then current market price of the DIRECTV Class A (DTV) common stock. Following the exchange we dissolved the Puerto Rico trust.

        We were required to account for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the nine months ended September 30, 2010.

Share Repurchase Program

        During 2010 and 2009, our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in August 2010, authorizing share repurchases of $2.0 billion. As of September 30, 2010, we had approximately $1,862 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2010	2009
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$3,638	$1,661
Average price per share	36.95	23.73
Number of shares repurchased and retired	98	70

        For the nine months ended September 30, 2010, we recorded the $3,638 million in repurchases as a decrease of $707 million to "Common stock and additional paid in capital" and an increase of $2,931 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $3,638 million in repurchases during the nine months ended September 30, 2010, $77 million were paid for in October 2010. Of the $1,661 million in repurchases during the nine months ended September 30, 2009, $48 million were paid for in October 2009. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities for purposes of the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' equity and redeemable noncontrolling interest for each of the periods presented:

			Stockholders' Equity
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				1,580		1,580	49	$1,629
Stock repurchased and retired	(98,428,774)		(707)	(2,931)		(3,638)
Stock options exercised and restricted stock units vested and distributed	4,347,438		(42)			(42)
Malone Transaction	26,547,624	(21,809,863)
Share-based compensation expense			60			60
Tax benefit from stock option exercises			36			36
Adjustment to the fair value of redeemable noncontrolling interest			(245)			(245)	245
Other			(2)			(2)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes					7	7
Foreign currency translation adjustment					11	11	6
Unrealized losses on securities, net of taxes:
Unrealized gains on securities					3	3
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at September 30, 2010	843,844,207	—	$5,789	$(5,073)	$(38)	$678	$700

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

		Stockholders' Equity
	The DIRECTV Group, Inc. Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2009	1,024,182,043	$8,318	$(3,559)	$(128)	$4,631	$325
Net income			974		974	40	$1,014
Stock repurchased and retired	(69,942,534)	(581)	(1,080)		(1,661)
Stock options exercised and restricted stock units vested and distributed	3,862,243	14			14
Share-based compensation expense		39			39
Tax benefit from stock option exercises		5			5
Adjustment to the fair value of redeemable noncontrolling interest		34			34	(34)
Other		5			5
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes				(3)	(3)
Foreign currency translation adjustment				53	53	(6)
Unrealized gain on securities, net of tax				3	3

Balance at September 30, 2009	958,101,752	$7,834	$(3,665)	$(75)	$4,094	$325

Accumulated Other Comprehensive Loss

	As of September 30, 2010	As of December 31, 2009
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(120)	$(127)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	8	8
Accumulated foreign currency translation adjustments	77	66

Total Accumulated Other Comprehensive Loss	$(38)	$(56)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Net income	$500	$384	$1,629	$1,014
Other comprehensive income (loss):
Adjustments to unamortized defined benefit plan amounts, net of taxes	7	(3)	7	(3)
Foreign currency translation adjustments:
Cumulative effect of change in functional currency at Sky Brazil	—	—	—	(112)
Foreign currency translation activity during the period	44	72	11	165
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains on securities	4	(1)	3	3
Less: reclassification adjustment for net gains recognized during the period	—	—	(3)	—

Comprehensive income	555	452	1,647	1,067
Comprehensive income attributable to redeemable noncontrolling interest	(34)	(32)	(55)	(34)

Comprehensive income attributable to DIRECTV.	$521	$420	$1,592	$1,033

Note 9: Earnings Per Common Share

        Earnings per share, or EPS, has been computed using the number of outstanding shares of DIRECTV Group from January 1, 2009 through September 30, 2009, and based on the outstanding shares of DIRECTV Class A common stock from January 1, 2010 through September 30, 2010, and DIRECTV Class B common stock from January 1, 2010 through June 16, 2010.

        We compute basic EPS by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Shares in Millions)
Common stock options excluded	—	21	—	21

        There were no DIRECTV Class B common stock options.

        The following table sets forth comparative information regarding DIRECTV Class A common shares outstanding:

Nine Months Ended September 30, 2010
(Shares in Millions)
DIRECTV Class A common shares outstanding at January 1	911
Decrease for common shares repurchased and retired	(98)
Increase for DIRECTV Class A common shares issued as part of the Malone Transaction	27
Increase for stock options exercised and restricted stock units vested and distributed	4

DIRECTV Class A common shares outstanding at September 30	844

Weighted average number of DIRECTV Class A common shares outstanding	885

        The following table sets forth comparative information regarding DIRECTV Class B common shares outstanding:

Nine Months Ended September 30, 2010
(Shares in Millions)
DIRECTV Class B common shares outstanding at January 1	22
Decrease for exchange of DIRECTV Class B common shares for DIRECTV Class A common shares as part of the Malone Transaction	(22)

DIRECTV Class B common shares outstanding at September 30	—

Weighted average number of DIRECTV Class B common shares outstanding through June 16, 2010	22

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth comparative information regarding DIRECTV Group common stock outstanding:

Nine Months Ended September 30, 2009
(Shares in Millions)
DIRECTV Group common shares outstanding at January 1	1,024
Decrease for common shares repurchased and retired	(70)
Increase for stock options exercised and restricted stock units vested and distributed	4

DIRECTV Group common shares outstanding at September 30	958

Weighted average number of DIRECTV Group common shares outstanding	999

        For the nine month period ended September 30, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the DIRECTV Class A and DIRECTV Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. After the close of the Malone Transaction we allocate all net income attributable to DIRECTV to the DIRECTV Class A stockholders. At the close of the transaction, we exchanged 21.8 million shares of DIRECTV Class B common stock, which represented all of the issued and outstanding DIRECTV Class B common stock, for 26.5 million shares of DIRECTV Class A common stock. We determined the number of shares of DIRECTV Class A common stock to be exchanged as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the market price of the DIRECTV Class A common stock at the time of the agreement on April 6, 2010. We included the $160 million in income attributable to DIRECTV Class B common stockholders. For the nine months ended September 30, 2010, there were no dilutive securities outstanding for the DIRECTV Class B common stock. See Note 8 of the Notes to the Consolidated Financial Statements for a further discussion of the Malone Transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders.	$479	861	$0.56
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders.	$479	868	$0.55

Three Months Ended September 30, 2009:
DIRECTV Group Common Stock:
Basic EPS
Net income attributable to DIRECTV common stockholders	$366	973	$0.38
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders.	$366	977	$0.37

Nine Months Ended September 30, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders	$1,396	885	$1.58
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders.	$1,396	891	$1.57

DIRECTV Class B Common Stock:
Basic and diluted EPS
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended September 30, 2009:
DIRECTV Group Common Stock:
Basic EPS
Net income attributable to DIRECTV common stockholders	$974	999	$0.97
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders	$974	1,003	$0.97

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2010
External revenues	$5,030	$930	$65	$6,025
Intersegment revenues	1	—	(1)	—

Revenues	$5,031	$930	$64	$6,025

Operating profit (loss)	$720	$172	$(24)	$868
Add: Depreciation and amortization expense	472	141	3	616

Operating profit before depreciation and amortization(1)	$1,192	$313	$(21)	$1,484

September 30, 2009
External revenues	$4,703	$761	$1	$5,465
Intersegment revenues	—	—	—	—

Revenues	$4,703	$761	$1	$5,465

Operating profit (loss)	$611	$103	$(29)	$685
Add: Depreciation and amortization expense	568	96	(1)	663

Operating profit (loss) before depreciation and amortization(1)	$1,179	$199	$(30)	$1,348

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2010
External revenues	$14,732	$2,566	$183	$17,481
Intersegment revenues	5	—	(5)	—

Revenues	$14,737	$2,566	$178	$17,481

Operating profit	$2,427	$438	$(31)	$2,834
Add: Depreciation and amortization expense	1,465	384	11	1,860

Operating profit before depreciation and amortization(1)	$3,892	$822	$(20)	$4,694

September 30, 2009
External revenues	$13,545	$2,039	$—	$15,584
Intersegment revenues	—	—	—	—

Revenues	$13,545	$2,039	$—	$15,584

Operating profit (loss)	$1,660	$217	$(66)	$1,811
Add: Depreciation and amortization expense	1,750	261	(3)	2,008

Operating profit (loss) before depreciation and amortization(1)	$3,410	$478	$(69)	$3,819

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,484	$1,348	$4,694	$3,819
Depreciation and amortization	616	663	1,860	2,008

Operating profit	868	685	2,834	1,811
Interest income	9	9	28	25
Interest expense	(147)	(101)	(396)	(304)
Liberty transaction and related gains	—	—	67	—
Other, net	26	10	45	67

Income before income taxes	756	603	2,578	1,599
Income tax expense	(256)	(219)	(949)	(585)

Net income	500	384	1,629	1,014
Less: Net income attributable to noncontrolling interest	(21)	(18)	(49)	(40)

Net income attributable to DIRECTV	$479	$366	$1,580	$974

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 filed with the SEC on August 10, 2010, our Quarterly Reports on Form 10-Q/A for the quarter ended March 31, 2010 and for the quarter ended June 30, 2010 filed with the SEC on August 10, 2010 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make regarding our outlook for 2010 financial results, liquidity and capital resources.

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

  •
  The loss of a satellite, none of which is currently insured, could materially adversely affect our earnings.

  •
  Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

DIRECTV

  •
  The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

  •
  DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political and economic instability and foreign currency exchange rate volatility.

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

        Any forward looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$6,025	$5,465	$17,481	$15,584
Total operating costs and expenses	5,157	4,780	14,647	13,773

Operating profit	868	685	2,834	1,811
Interest income	9	9	28	25
Interest expense	(147)	(101)	(396)	(304)
Liberty transaction and related gains	—	—	67	—
Other, net	26	10	45	67

Income before income taxes	756	603	2,578	1,599
Income tax expense	(256)	(219)	(949)	(585)

Net income	500	384	1,629	1,014
Less: Net income attributable to noncontrolling interest	(21)	(18)	(49)	(40)

Net income attributable to DIRECTV.	$479	$366	$1,580	$974

Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the three and nine month periods ended September 30, 2009)	$479	$366	$1,396	$974
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	—	184	—

Net income attributable to DIRECTV	$479	$366	$1,580	$974

Basic earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and nine month periods ended September 30, 2009)	$0.56	$0.38	$1.58	$0.97
Diluted earnings attributable to DIRECTV Class A stockholders per common share (DIRECTV Group common shares for the three and nine month periods ended September 30, 2009)	0.55	0.37	1.57	0.97
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction	—	—	8.44	—
Weighted average number of Class A common shares outstanding (in millions)
Basic	861	—	885	—
Diluted	868	—	891	—
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	—	22	—
Diluted	—	—	22	—
Weighted average number of total common shares outstanding (in millions)
Basic	861	973	898	999
Diluted	868	977	904	1,003

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Reference should be made to the Notes to the Consolidated Financial Statements.

	September 30, 2010	December 31, 2009
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,988	$2,605
Total current assets	5,553	5,055
Total assets	18,781	18,260
Total current liabilities	4,222	5,701
Long-term debt	10,471	6,500
Redeemable noncontrolling interest	700	400
Total stockholders' equity	678	2,911

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$868	$685	$2,834	$1,811
Add: Depreciation and amortization expense	616	663	1,860	2,008

Operating profit before depreciation and amortization(1)	$1,484	$1,348	$4,694	$3,819

Operating profit before depreciation and amortization margin(1)	24.6%	24.7%	26.9%	24.5%
Cash flow information
Net cash provided by operating activities	$1,331	$1,158	$3,825	$3,198
Net cash used in investing activities	(663)	(532)	(1,780)	(1,567)
Net cash provided by (used in) financing activities	320	395	(1,662)	(343)
Free cash flow(2)
Net cash provided by operating activities	$1,331	$1,158	$3,825	$3,198
Less: Cash paid for property and equipment	(636)	(506)	(1,647)	(1,508)
Less: Cash paid for satellites	(30)	(9)	(99)	(40)

Free cash flow(2)	$665	$643	$2,079	$1,650

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

  business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2010
Revenues	$5,031	$930	$64	$6,025
% of total revenue	83.5%	15.4%	1.1%	100.0%
Operating profit (loss)	$720	$172	$(24)	$868
Add: Depreciation and amortization expense	472	141	3	616

Operating profit (loss) before depreciation and amortization	$1,192	$313	$(21)	$1,484

Operating profit before depreciation and amortization margin	23.7%	33.7%	N/A	24.6%
Capital expenditures	$428	$237	1	$666
September 30, 2009
Revenues	$4,703	$761	$1	$5,465
% of total revenue	86.1%	13.9%	—	100.0%
Operating profit (loss)	$611	$103	$(29)	$685
Add: Depreciation and amortization expense	568	96	(1)	663

Operating profit (loss) before depreciation and amortization	$1,179	$199	$(30)	$1,348

Operating profit before depreciation and amortization margin	25.1%	26.1%	N/A	24.7%
Capital expenditures	$357	$158	$—	$515

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2010
Revenues	$14,737	$2,566	$178	$17,481
% of total revenue	84.3%	14.7%	1.0%	100.0%
Operating profit (loss)	$2,427	$438	$(31)	$2,834
Add: Depreciation and amortization expense	1,465	384	11	1,860

Operating profit before depreciation and amortization	$3,892	$822	$(20)	$4,694

Operating profit before depreciation and amortization margin	26.4%	32.0%	N/A	26.9%
Capital expenditures	$1,117	$627	2	$1,746
September 30, 2009
Revenues	$13,545	$2,039	$—	$15,584
% of total revenue	86.9%	13.1%	—	100.0%
Operating profit (loss)	$1,660	$217	$(66)	$1,811
Add: Depreciation and amortization expense	1,750	261	(3)	2,008

Operating profit (loss) before depreciation and amortization	$3,410	$478	$(69)	$3,819

Operating profit before depreciation and amortization margin	25.2%	23.4%	N/A	24.5%
Capital expenditures	$1,142	$405	$1	$1,548

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite and broadband to residential and commercial subscribers. In addition, beginning November 19, 2009, we own and operate three regional sports networks and own a 65% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2010, DIRECTV U.S. had over 18.9 million subscribers.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 74% owned subsidiary, Sky Brazil; and our 41% equity method investment in Sky Mexico. As of September 30, 2010, PanAmericana had approximately 3.2 million subscribers, Sky Brazil had approximately 2.2 million subscribers and Sky Mexico had approximately 2.8 million subscribers.

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

        We were required to account for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the nine months ended September 30, 2010. See Note 8 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report for additional information.

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

        For the nine months ended September 30, 2010, amounts charged to "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars, which were a part of the assumed indebtedness.

        For additional information regarding the Liberty Transaction, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Financing Transactions

  2010 Financing Transactions

        In August 2010, DIRECTV U.S. issued $3.0 billion of senior notes resulting in $2,982 million of net proceeds and repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a third quarter of 2010 pre-tax charge of $7 million, $4 million after tax resulting from the write-off of deferred debt issuance and other transaction costs.

        In March 2010, DIRECTV U.S. issued $3.0 billion of senior notes resulting in net proceeds of $2,996 million and repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of Term Loan C resulted in a first quarter of 2010 pre-tax charge of $9 million, $6 million after tax, resulting from the write-off of the unamortized discount, deferred debt issuance and other transaction costs.

        The charges were recorded in "Other, net" in our Consolidated Statements of Operations.

  2009 Financing Transactions

        In September 2009, DIRECTV U.S. issued $2 billion in senior notes resulting in $1,990 million of net proceeds and repaid $583 million its then outstanding $910 million 8.375% senior notes. The repayment of the senior notes resulted in a third quarter of 2009 pre-tax charge of $23 million, $14 million after tax, of which $18 million resulted from the write-off of deferred debt issuance costs and other transaction costs.

DIRECTV

        The charges recorded for the write-off of deferred debt issuance costs and unamortized discounts were recorded in "Other, net" in our Consolidated Statements of Operations.

        See Note 5 of the Notes to the Consolidated Financial Statements for a further discussion of these transactions.

Venezuela Devaluation and Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the nine months ended September 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. Until May 2010, a parallel exchange process existed, however the rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge for the nine months ended September 30, 2010, a $48 million charge in the third quarter of 2009 and a $168 million charge for the nine months ended September 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in 2010 and our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated cash of $122 million at September 30, 2010, as compared to $33 million at December 31, 2009.

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

DIRECTV

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

        General and administrative expenses.    General and administrative expenses include departmental costs for legal, administrative services, finance, marketing and information technology. These costs also include expenses for bad debt and other operating expenses, such as legal settlements, and gains or losses from the sale or disposal of fixed assets and charges incurred for repatriation of currency from our Venezuelan subsidiary.

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

DIRECTV

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

EXECUTIVE OUTLOOK UPDATE

        We previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2009 that we expected free cash flow, or cash provided by operating activities less capital expenditures, to grow in the mid-single digit percent range. Due in part to a tax benefit we will receive in the fourth quarter related to the most recent economic stimulus program, we now expect free cash flow growth for 2010 to exceed our initial estimate of mid-single digit percent growth.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,		Change
Revenues By Segment:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,031	$4,703	$328	7.0%
DIRECTV Latin America	930	761	169	22.2%
Sports Networks, Eliminations and Other	64	1	63	NM*

Total revenues	$6,025	$5,465	$560	10.2%

*
Percentage not meaningful.

        The increase in our total revenues was primarily due to subscriber and ARPU growth at DIRECTV U.S. and subscriber growth at DIRECTV Latin America as well as the revenue generated by DIRECTV Sports Networks, which we acquired in November 2009.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,192	$1,179	$13	1.1%
DIRECTV Latin America	313	199	114	57.3%
Sports Networks, Eliminations and Other	(21)	(30)	9	NM

Total operating profit before depreciation and amortization	$1,484	$1,348	$136	10.1%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, lower charges in the third quarter of 2010 for foreign

DIRECTV

currency transactions at DIRECTV Latin America, offset by higher subscriber acquisition and upgrade and retention costs and higher general and administrative expenses at DIRECTV U.S.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended September 30,		Change
Operating profit (loss):	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$720	$611	$109	17.8%
DIRECTV Latin America	172	103	69	67.0%
Sports Networks, Eliminations and Other	(24)	(29)	5	NM

Total operating profit	$868	$685	$183	26.7%

        The increase in our operating profit was primarily due to the changes in operating profit before depreciation and amortization discussed above and lower depreciation and amortization expense at DIRECTV U.S. due to the completion of amortization of a subscriber related intangible asset and declining subscriber equipment capitalization, partially offset by increased depreciation at DIRECTV Latin America due to increased subscriber equipment capitalization.

        Interest income.    Interest income remained unchanged from the third quarter of 2009 due to higher average cash balances, offset by lower weighted average interest rates.

        Interest expense.    The increase in interest expense to $147 million in the third quarter of 2010 from $101 million in the third quarter of 2009 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
Other, net:	2010	2009	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$32	$14	$18
Fair-value adjustment loss on non-employee stock options	(10)	—	(10)
Loss on early extinguishment of debt	(7)	(23)	16
Net foreign currency transaction gain	18	19	(1)
Other	(7)	—	(7)

Total	$26	$10	$16

        The increase in Other, net was primarily due to an increase in equity earnings primarily from our investment in GSN, a $16 million decrease in charges from the early extinguishment of debt, partially offset by a $10 million charge related to non-employee stock options and $7 million in other charges.

        Income Tax Expense.    We recognized income tax expense of $256 million for the third quarter of 2010 compared to income tax expense of $219 million for the third quarter of 2009. The increase in income tax expense is primarily attributable to the increase in income before income taxes, partially offset by a $39 million benefit from settlement of an uncertain tax position.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,031	$4,703	$328	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,125	1,998	127	6.4%
Subscriber service expenses	351	338	13	3.8%
Broadcast operations expenses	68	70	(2)	(2.9)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	724	621	103	16.6%
Upgrade and retention costs	306	266	40	15.0%
General and administrative expenses	265	231	34	14.7%
Depreciation and amortization expense	472	568	(96)	(16.9)%

Total operating costs and expenses	4,311	4,092	219	5.4%

Operating profit	$720	$611	$109	17.8%

Other Data:
Operating profit before depreciation and amortization	$1,192	$1,179	$13	1.1%
Total number of subscribers (000's)	18,934	18,441	493	2.7%
ARPU	$88.98	$85.32	$3.66	4.3%
Average monthly subscriber churn %	1.70%	1.72%	—	(1.2)%
Gross subscriber additions (000's)	1,137	1,086	51	4.7%
Subscriber disconnections (000's)	963	950	13	1.4%
Net subscriber additions (000's)	174	136	38	27.9%
Average subscriber acquisition costs—per subscriber (SAC)	$805	$697	$108	15.5%

        Subscribers.    In the third quarter of 2010, gross subscriber additions increased compared to the third quarter of 2009 primarily due to higher additions due to improved customer offers and segmentation, as well as increased demand for advanced products, partially offset by lower additions from our regional telephone company partners. Net subscriber additions increased as higher gross subscriber additions exceeded the higher number of subscriber disconnections associated with the larger subscriber base.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees as well as higher advertising sales, partially offset by more competitive promotions for both new and existing customers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs and increased

DIRECTV

general and administrative expenses. Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over the third quarter of 2009 as well as increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the third quarter of 2009, coupled with increased dealer commissions. Under our lease program we capitalized $191 million of set-top receivers in the third quarter of 2010 and $136 million in the third quarter of 2009.

        Upgrade and retention costs increased in the third quarter of 2010 due to increased costs related to advanced product upgrades and increased marketing costs. Under our lease program we capitalized $80 million of set-top receivers in the third quarter of 2010 and $95 million in the third quarter of 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the volume and cost of advance products and the increased use of refurbished equipment.

        General and administrative expenses increased primarily due to increased bad debt expense and higher compensation costs as a result of increased headcount and increased incentive compensation costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$930	$761	$169	22.2%
Operating profit before depreciation and amortization	313	199	114	57.3%
Operating Profit	172	103	69	67.0%
Other Data:
ARPU	$58.20	$59.80	$(1.60)	(2.7)%
Average monthly subscriber churn %	2.00%	1.75%	—	14.3%
Total number of subscribers (000's)(1)	5,430	4,330	1,100	25.4%
Gross subscriber additions (000's)	525	385	140	36.4%
Net subscriber additions (000's)	206	162	44	27.2%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 6,000 subscribers from a local pay television service provider to Sky Brazil in the third quarter of 2009.

DIRECTV

        Gross subscriber additions increased in Brazil, Argentina and Ecuador, due to continued demand for advanced product and pre-paid services, as well as targeted customer promotions aimed at the middle-market segment. Average monthly subscriber churn increased across the region primarily due to higher pre-paid churn following the completion of the FIFA World Cup soccer tournament in July 2010. Post-paid churn was relatively unchanged at an average monthly subscriber churn rate of 1.54%.

        DIRECTV Latin America's revenues increased as a result of the larger subscriber base, partially offset by lower ARPU. ARPU decreased primarily due to an unfavorable exchange rate in Venezuela due to the devaluation of its currency, partially offset by price increases and higher fees for advanced products, as well as net favorable exchange rates in Brazil.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, as well as lower general and administrative expenses primarily due to lower currency related transaction charges in Venezuela compared to the third quarter of 2009. This was partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Revenues, operating profit before depreciation and amortization and operating profit from Sports Networks, Eliminations and Other increased in the third quarter of 2010 from the third quarter of 2009 due to the completion of the Liberty Transaction in the fourth quarter of 2009 when we acquired three regional sports networks. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,		Change
Revenues By Segment:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$14,737	$13,545	$1,192	8.8%
DIRECTV Latin America	2,566	2,039	527	25.8%
Sports Networks, Eliminations and Other	178	—	178	NM

Total revenues	$17,481	$15,584	$1,897	12.2%

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

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,892	$3,410	$482	14.1%
DIRECTV Latin America	822	478	344	72.0%
Sports Networks, Eliminations and Other	(20)	(69)	49	NM

Total operating profit before depreciation and amortization	$4,694	$3,819	$875	22.9%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues and lower general and administrative expenses at DIRECTV Latin America, primarily due to lower currency related transaction charges in Venezuela, partially offset by increased subscriber acquisition and upgrade and retention costs and general and administrative expenses at DIRECTV U.S.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss):	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,427	$1,660	$767	46.2%
DIRECTV Latin America	438	217	221	101.8%
Sports Networks, Eliminations and Other	(31)	(66)	35	NM

Total operating profit	$2,834	$1,811	$1,023	56.5%

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

        Interest income.    The increase in interest income to $28 million in 2010 from $25 million 2009 was due to higher average cash balances, partially offset by lower weighted average interest rates.

        Interest expense.    The increase in interest expense to $396 million in 2010 from $304 million in 2009 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
Other, net:	2010	2009	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$70	$33	$37
Gain on sale of investment	3	—	3
Fair-value adjustment loss on non-employee stock options	(13)	—	(13)
Loss on early extinguishment of debt	(16)	(23)	7
Net foreign currency transaction gain	7	57	(50)
Other	(6)	—	(6)

Total	$45	$67	$(22)

        The decrease in other, net was primarily due to a decrease of $50 million in the net foreign currency transaction gain in 2010, partially offset by an increase of $37 million in equity earnings primarily due to our investment in GSN.

        Income Tax Expense.    We recognized income tax expense of $949 million in 2010 compared to income tax expense of $585 million in 2009. The increase in income tax expense is primarily attributable to the increase in income before income taxes, partially offset by a $39 million benefit from settlement of an uncertain tax position.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$14,737	$13,545	$1,192	8.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,158	5,668	490	8.6%
Subscriber service expenses	999	946	53	5.6%
Broadcast operations expenses	203	206	(3)	(1.5)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,929	1,871	58	3.1%
Upgrade and retention costs	815	785	30	3.8%
General and administrative expenses	741	659	82	12.4%
Depreciation and amortization expense	1,465	1,750	(285)	(16.3)%

Total operating costs and expenses	12,310	11,885	425	3.6%

Operating profit	$2,427	$1,660	$767	46.2%

Other Data:
Operating profit before depreciation and amortization	$3,892	$3,410	$482	14.1%
Total number of subscribers (000's)(1)	18,934	18,441	493	2.7%
ARPU	$87.43	$83.09	$4.34	5.2%
Average monthly subscriber churn %	1.56%	1.53%	—	2.0%
Gross subscriber additions (000's)	3,008	3,309	(301)	(9.1)%
Subscriber disconnections (000's)	2,634	2,489	145	5.8%
Net subscriber additions (000's)	374	820	(446)	(54.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$787	$700	$87	12.4%

        Subscribers.    In 2010, gross subscriber additions decreased compared to 2009 primarily due to the impact of the transition to digital broadcast in 2009, lower additions from our regional telephone company partners and a more challenging competitive environment. Net subscriber additions decreased as the lower gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base.

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

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher

DIRECTV

revenues, partially offset by increased subscriber acquisition and upgrade and retention costs and higher general and administrative expenses.

        Broadcast programming and other costs increased due to annual program supplier rate increases, the larger number of subscribers, increased NFL programming costs due to one additional week of programming in 2010 and increased On Demand Pay-Per-View volume. Subscriber service expenses increased in 2010 compared to 2009 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to increased installation costs from an increase in subscriber demand for advanced products over 2009 and increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over 2009, coupled with increased dealer commissions and increased marketing costs per subscriber added. Under our lease program we capitalized $437 million of set-top receivers in 2010 and $445 million of set-top receivers in 2009.

        Upgrade and retention costs increased in 2010 primarily due to increased marketing expense. Under our lease program we capitalized $232 million of set-top receivers in 2010 and $321 million in 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the volume of advance product upgrades and the increased use of refurbished equipment.

        General and administrative expense increased primarily from increased bad debt expense and higher compensation costs as a result of increased headcount and increased incentive compensation costs.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,		Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,566	$2,039	$527	25.8%
Operating profit before depreciation and amortization	822	478	344	72.0%
Operating Profit	438	217	221	101.8%
Other Data:
ARPU	$56.88	$55.25	$1.63	3.0%
Average monthly subscriber churn %	1.86%	1.84%	—	1.1%
Total number of subscribers (000's)(1)	5,430	4,330	1,100	25.4%
Gross subscriber additions (000's)	1,679	1,115	564	50.6%
Net subscriber additions (000's)	842	438	404	92.2%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions as well as churn exclude the effect of the migration of approximately 3,000 subscribers to Sky Mexico and the migration of approximately 12,000 subscribers from a local pay television service provider to Sky Brazil in 2009.

        Gross additions increased in 2010 principally due to continued demand for advanced product and prepaid services, the effect of the FIFA World Cup soccer tournament as well as targeted customer promotions aimed at the middle-market segment. Average monthly subscriber churn increased in 2010 primarily due to higher pre-paid churn attributable to the conclusion of the FIFA World Cup soccer tournament in July 2010. The increase in net subscriber additions was due to higher gross subscriber additions primarily in Brazil, Argentina and Colombia.

        DIRECTV Latin America's revenues increased as a result of the larger subscriber base and higher ARPU. ARPU increased primarily due to price increases and higher fees for advanced product services as well as net favorable exchange rates in the region, mainly in Brazil, partially offset by the devaluation in Venezuela.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, coupled with lower general and administrative expenses primarily due to a decrease of $146 million in the charges related to the exchange of Venezuelan currency. This was partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

DIRECTV

Sports Networks, Eliminations and Other

        Revenues, operating profit before depreciation and amortization and operating profit from Sports Networks, Eliminations and Other increased in 2010 from 2009 due to the completion of the Liberty Transaction in the fourth quarter of 2009 when we acquired our three regional sports networks. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2010, our cash and cash equivalents totaled $3.0 billion compared with $2.6 billion at December 31, 2009. The $383 million increase resulted primarily from $3.8 billion of cash provided by operating activities and approximately $6.0 billion of cash proceeds from the issuance of senior notes, partially offset by $1.5 billion of cash used to repay the collar loan, $2.3 billion of cash used to repay long-term debt, $1.7 billion of cash paid for the acquisition of satellites, property and equipment and $3.6 billion in cash used for the repurchase of shares.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.32 at September 30, 2010 and 0.89 at December 31, 2009. The increase in our current ratio during the nine months ended September 30, 2010 was primarily due to the increase in cash and cash equivalents and the repayment of the collar loan and long-term debt discussed above.

        As of September 30, 2010, DIRECTV U.S. had the ability to borrow up to $500 million under its existing credit facility, which is available until April 2011. DIRECTV U.S. is subject to restrictive covenants under its credit facility. These covenants limit the ability of DIRECTV U.S. and its respective subsidiaries to, among other things, make restricted payments, including dividends, loans or advances to us.

        During 2010 and 2009 our Board of Directors approved multiple authorizations for the repurchase of our common stock, the most recent of which was in August 2010, authorizing share repurchases of $2.0 billion. As of September 30, 2010, we had approximately $1,862 million remaining under this authorization. During the nine months ended September 30, 2010, we repurchased and retired 98 million shares for $3,638 million, at an average price of $36.95. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $500 million DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

Borrowings

        At September 30, 2010, we had $10,471 million in total outstanding notes payable, bearing a weighted average interest rate of 5.4% that are more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2009 Form 10-K/A.

        Our notes payable mature as follows: $1,000 million in 2014 and $9,500 million thereafter. Borrowings under our existing senior secured credit facility, all of which have been repaid in 2010, were

DIRECTV

subject to prepayments based on a computation that we are required to make at each year end under the credit agreement. We were not required to make a prepayment for the year ended December 31, 2009.

        Covenants and Restrictions.    The senior secured credit facility requires DIRECTV U.S. to comply with certain financial covenants. The senior secured credit facility includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional indebtedness, (ii) incur liens, (iii) pay dividends or make certain other restricted payments, investments or acquisitions, (iv) enter into certain transactions with affiliates, (v) merge or consolidate with another entity, (vi) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vii) make voluntary prepayments of certain debt, in each case subject to exceptions as provided in the credit agreement. Additionally, the senior notes restrict DIRECTV U.S.' ability to, among other things, incur liens, merge or consolidate with another entity or sell, assign, lease or otherwise dispose of all or substantially all of its assets. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At September 30, 2010, DIRECTV U.S. was in compliance with all such covenants.

Contingencies

        Redeemable noncontrolling interest.    As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common stock. As discussed in Note 6, Globo has exercised the right to sell us a 19% interest in Sky Brazil and we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela devaluation and exchange controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the nine months ended September 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. In May 2010, the Venezuelan government enacted regulations that suspended the parallel exchange process. Rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $22 million charge for the nine months ended September 30, 2010, a $48 million charge in the third quarter of 2009 and a $168 million charge for the nine months ended September 30, 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

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

DIRECTV

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

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of September 30, 2010, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $45 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities, including cash of $122 million as of September 30, 2010.

        Income taxes.    During the third quarter of 2010 we entered into an agreement with a former owner to settle certain tax contingencies. As a result of this settlement we recorded a benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the nine months ended September 30, 2010.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under the revolving credit facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described above.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the

DIRECTV

table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2009.

	Payments Due By Period
Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$16,863	$142	$1,141	$2,142	$13,438
Purchase obligations(b)	9,453	554	4,052	3,030	1,817
Operating lease obligations(c)	409	19	132	96	162
Capital lease obligations	902	24	186	179	513
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	158	22	136	—	—

Total	$27,785	$761	$5,647	$5,447	$15,930

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2010, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $346 million as of September 30, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

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

*  *  *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended September 30, 2010. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2009.

*  *  *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2010 or subsequent thereto, but before the filing of this report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. Currently, DIRECTV U.S. is the subject of an investigation by a multistate group of state attorneys general regarding alleged violations of their respective state

DIRECTV

consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009 seeking injunctive relief and civil penalties of up to $2,000 per violation of Washington's Consumer Protection Act. The multistate investigation and the Washington lawsuit allege a variety of purported violations of the statutes, but primarily allege that we do not adequately disclose the terms and conditions of consumer offers, including subscriber commitments and early cancellation fees. In addition, DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on similar issues. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the third quarter ended September 30, 2010.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2009 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        During 2010, our Board of Directors approved up to $5.5 billion to repurchase our DIRECTV Class A common stock. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The repurchases may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended September 30, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1—31, 2010	12	$35.86	12	$801
August 1—31, 2010	12	38.17	12	2,324
September 1—30, 2010	11	40.75	11	1,862

Total	35	38.24	35	1,862

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*1.1	Underwriting Agreement, dated as of August 10, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and Citigroup Global Markets Inc., J.P. Morgan Securities Inc., Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. as representatives of the several underwriters signatory thereto (incorporated by reference to Exhibit 1.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
*4.1	Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
*4.2	First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529).
****10.1	Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc.
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Incorporated by reference.

**
Furnished, not filed.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

****
Filed herewith.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: November 4, 2010	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)