Form 10-K
period 2010-12-31
DIRECTV
filed 2011-02-28
CIK 1465112

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-4772533 (I.R.S. Employer Identification No.)
2230 East Imperial Highway, El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant's telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $0.01 par value	NASDAQ Global Select Market
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          As of June 30, 2010, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $29,809,534,476.

          As of February 18, 2011, the registrant had outstanding 790,782,019 shares of Class A common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on April 28, 2011	Part I, Item 5 Part III, Items 10 through 14

DIRECTV

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONSOF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2011 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and other risks, each of which is described in more detail in Item 1A—Risk Factors of this Annual Report.

        Any forward looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, since November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 65% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.   DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2010, DIRECTV U.S. had over 19.2 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is the leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., which we refer to as Sky Mexico. As of December 31, 2010, PanAmericana had approximately 3.3 million subscribers, Sky Brazil had approximately 2.5 million subscribers and Sky Mexico had approximately 3.0 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three RSNs based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, currently known as FSN NorthwestTM, FSN Rocky MountainTM and FSN PittsburghTM, respectively. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

        Our vision is to make DIRECTV the best video experience anytime and anywhere for customers in both the United States and Latin America. Our primary strategy for achieving this vision is to combine unique and compelling content along with industry-leading technology and service to make DIRECTV the clear choice among consumers throughout the Americas. We believe that the successful implementation of this operating strategy along with the return of excess cash to shareholders will create significant shareholder value over the long term.

        DIRECTV's Class A common stock trades on the NASDAQ® Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV was incorporated in Delaware in 2009.

DIRECTV U.S.

        Through DIRECTV U.S., we provide over 19.2 million subscribers with access to hundreds of channels of digital-quality video entertainment and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or VOD, via broadband to our subscribers who have connected their set-top receiver to their broadband service.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry, including over 160 national high-definition, or HD, television channels and four dedicated 3D channels. In addition, we offer VOD service, named DIRECTV CINEMATM, which provides a selection of over 6,000 movie and television programs to our broadband-connected subscribers. As of December 31, 2010, we provided local channel coverage in HD to markets covering over 95% of U.S. television households. In addition, we provided local channel coverage in standard definition to markets representing approximately 98% of U.S. television households.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each

DIRECTV

Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers sign up for our service through us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. We or one of our home service providers or dealers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls, which we refer to as a DIRECTV® System. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

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

  •
  Leading Brand Name.  We commissioned a study in 2010 which indicated that 95% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, international programming and one of the most extensive national HD offerings currently available in the industry.

  •
  High-Quality Digital Picture and Sound, Including HD Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with many cable providers that frequently offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large choice of 1080p movies.

  •
  Sales and Marketing.  We sell DIRECTV through a number of distribution channels, including direct sales, online, telcos, national sales providers, local sales providers and consumer electronics retailers. We believe this variety of distribution alternatives coupled with sophisticated marketing programs, have enabled us to continue to grow our subscriber base in an increasingly competitive and mature business.

  •
  Technology.  We devote considerable resources to improving our set-top receivers, including the middleware for such receivers, as well as developing new services. For example in 2010, we introduced a "Whole-Home" digital video recorder, or DVR, service which allows consumers to view and control content from one DVR to other rooms in the house with the appropriate equipment.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher among the largest national cable and satellite TV providers in customer satisfaction for ten consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.  We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies

DIRECTV

    in the MVPD industry. The Federal Communications Commission, or FCC, has designated three direct broadcast satellite, or DBS, orbital slots in the Ku-Band spectrum that provide full coverage across the 48 contiguous states of the United States, often referred to as CONUS coverage. Within these three orbital slots, there are 96 assigned DBS frequencies. We hold licenses to broadcast our services from 46 of these 96 DBS frequencies. The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

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

    Our satellite-based service provides us with many advantages over ground-based cable television services. We have the ability to distribute hundreds of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

  •
  Strong Balance Sheet.  We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve shareholder value. We have repurchased approximately $15 billion of our common stock over the last five years, retiring approximately 44% of our outstanding shares, and have announced a new $6 billion share repurchase plan for 2011.

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service. Our strategy involves (1) strengthening our core business, (2) delivering the best "anytime, anywhere" experience—both inside and outside of the home, (3) building new revenue streams and (4) enhancing productivity.

  •
  Strengthen the Core Business.  To fulfill our goals, we believe we have to strengthen our core business in several key areas including (1) delighting our customers in all our service interactions, (2) enhancing customer targeting and segmentation and (3) strengthening our bundled offers and capabilities.

  •
  Delight Our Customers in All Service Interactions; Improve our Loyalty and Retention Programs.  Due in part to the higher costs to acquire new subscribers in an increasingly mature industry, it is even more important to focus to delight all of our customers as we strive to reduce churn. We believe an important part of this strategy is to increase customer satisfaction through all service interactions including the initial installation and any subsequent communications, service or upgrade transactions. Another important part of our strategy is to improve our loyalty and retention programs, particularly for our most tenured and valuable customers.

  •
  Enhance Customer Targeting.  As the market for video services becomes increasingly competitive, it is important that we have a better understanding of and focus on our customers' needs and desires. We will use segmentation analysis to better target new customers based on demographic, geographic and customer information to more profitably and effectively provide our customers with the products and services they desire.

DIRECTV

    •
    Strengthen Our Bundled Offers and Capabilities.  Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. Currently we have agreements with most of the major telco companies nationwide to offer bundles which include the DIRECTV service. However, in the future, we believe we will need to work more closely with broadband providers to make our bundles more seamless, offer broadband services with higher speeds and improve joint marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle.

  •
  Deliver the Best "Anytime, Anywhere" Experience Both Inside and Outside of the Home.  To provide the best video experience both inside and outside of the home, we will be focusing on (1) expanding our Whole-Home DVR and time-shifting capabilities, (2) connecting our subscribers' set-top boxes to broadband service, (3) launching a new user interface to support multi-screen applications and services, (4) enhancing our entertainment portal and (5) providing portable access to DVR content.

  •
  Expand Whole-Home DVR and Time-Shifting Capabilities.  We believe that consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2011 we expect to expand the availability of our Whole-Home DVR. We plan on continuing to expand our time and place shifting capabilities with new services including the expansion of our pay-per-view and VOD movie offerings, as well as providing the ability for customers to retrieve content that was broadcast at a previous time.

  •
  Connect Customer HD-DVRs to the Internet.   Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience. For example, a connected receiver provides our customers with access to (1) thousands of additional movies and shows, (2) music, video, and pictures stored on their computers and (3) personalized "TV Apps" that provide real-time information such as favorite sports teams, local traffic or weather reports. In the future, broadband-connected receivers will also facilitate access of DIRECTV™ programming services on mobile devices and the ability to search for web-based video such as YouTube® on a customer's television. Another focus for our company will be to provide more social networking applications whereby, for example, customers can interact with friends while watching DIRECTV by accessing their Twitter® or Facebook® account via the television or portable device.

  •
  Launch New User Interface to Support Multi-Screen Applications and Services.  Given the importance of the User Interface, or UI, and guide to our customers to provide a friendly and fun way to navigate through hundreds of channels, in 2011 we will launch a new HD UI which will be significantly faster than our current UI and will be displayed in crisp, easy-to-read HD format using more graphical poster art. In addition, this UI will incorporate our industry-leading Smart Search capabilities as well as improved discovery and personalization features. We are also developing applications for mobile devices and tablets so that our customers will enjoy many DIRECTV features and functionalities both inside and outside of the home.

  •
  Enhance our Entertainment Portal.  In 2010, we launched a new web-based entertainment portal for our customers named MyDIRECTV™. Today, MyDIRECTV offers customers a fun and easy-to-use platform to explore, search and record all of their favorite shows. In the future, we will introduce video streaming capabilities on our entertainment portal so that customers will be able to watch authorized DIRECTV programming from their laptop, tablet, smartphone or computer.

  •
  Provide Portable Access to DVR Content.  We believe our customers increasingly desire the ability to take content with them, due in part to the growing popularity of smart phones and tablets. For this reason, in 2011, we expect to launch a service which will build on our platform as a way to access content stored on a customer's DVR. We will also be building on our entertainment portal as a way to access content through the Internet.

DIRECTV

  •
  Create New Revenue Platforms.  In order to continue growing DIRECTV revenues while maintaining strong profit margins, a key strategic objective is to capture incremental revenue streams in key areas including (1) DIRECTV Cinema, (2) addressable and local advertising and (3) the commercial property market.

  •
  Enhance DIRECTV Cinema.  We believe we have a significant opportunity to generate incremental VOD revenues mostly by expanding our VOD library and making it easier for customers to watch movies and shows. Last year we made great strides toward this goal by "pushing" top-rated movies onto customers DVRs for instant viewing and by launching an enhanced movie service called DIRECTV CINEMA that provides most of our customers with access to significantly more movies than before. For example, for those customers with HD-DVRs connected to a broadband service, we now offer over 6,000 movie and television titles, and we expect to continue adding more titles in 2011. Other new DIRECTV Cinema enhancements include shorter viewing windows relative to the DVD release and the ability to order movies which are still showing in movie theaters for future viewing. Looking forward, DIRECTV Cinema enhancements will include further expansion of our video library and increasing the number of days a VOD pay-per-view, or PPV, movie can be watched once the movie has been paid for.

  •
  Launch Addressable and Local Advertising.  Our advertising revenue per subscriber trails many of our competitors. This is because, unlike the cable industry, we have not had the ability to target advertising at the local level due to the nature of our national satellite infrastructure. Using new technology, which we expect will be available in 2011, we will have the capability to insert ads into individual DVR set-top receivers to enable advertisers to target customers in local regions and eventually in the individual home. With this new technology, we expect to significantly increase our advertising revenues over the coming years.

  •
  Deliver New Products Focused on Priority Commercial Segments.  Based on our extremely low market penetration rates, we believe commercial properties represent another growth opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we expect that in the coming years, hotels will be upgrading their television service from standard definition to HD, which should present us with opportunities for growth. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets with new technologies such as digital signage, as well as from improved management, targeting, billing, pricing and packaging.

  •
  Enhance Productivity and Manage Costs.  Improving our productivity is a critical element of our goal to maintain strong margins particularly given the competitive nature of our industry and rising programming costs. In particular, we plan to focus our efforts on effectively managing our programming costs and capturing enterprise-wide productivity improvements.

  •
  Strategically Manage Content Cost Growth.  Content costs are DIRECTV's largest expense and as a result, we must manage these costs as effectively as possible particularly considering that we expect programming costs to increase at a faster rate in the future than in prior years primarily due to higher sports costs (including the NFL Sunday Ticket) and higher retransmission fees for the carriage of local channels. Our strategy for minimizing this rate of cost growth is to:

  •
  Leverage our size, growth and attractive subscriber demographics to attain competitive terms and conditions.

  •
  More closely align a channel's ratings with the costs we pay.

  •
  Obtain rights for new value-added video services such as rights to offer our customers 3D, mobile and streaming services.

  •
  Repackage channels to better align the programming that our customers want to watch with what they are willing to pay for.

DIRECTV

      •
      Drop less popular channels if we are unable to negotiate fair terms and conditions.

    •
    Capture Enterprise-Wide Productivity Improvements.  Our objective is to deliver the best video experience at the lowest possible cost. We endeavor to manage our costs and in particular to capture productivity improvements which will not only reduce costs, but also improve customer service.

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

        We have contracted for the construction of an additional satellite to provide additional services as well as backup capacity, which we expect to launch and place into service in 2013.

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

        Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2010, the net book value of DIRECTV U.S.' in-orbit satellites was $1,724 million, none of which is insured.

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

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. From 2008 to 2010, we entered into several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 5,000 technicians and utilize an additional 10,000 technicians from six outsourced companies around the United States. The combined workforce completed approximately 92% of all in-home visits in 2010. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2010, we utilized 36 customer service centers employing over 17,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia and Denver, Colorado that employ approximately 5,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

DIRECTV

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, including cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors, or OVDs. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our over 19.2 million subscribers represent approximately 19% of MVPD subscribers at December 31, 2010.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association's 2008 Industry Overview, 96% of the 128.6 million U.S. housing units are passed by cable. Most cable television operators have a large, established customer base, and many have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 60% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital- quality video. For example, Verizon announced that at the end of 2010, it had the capability to serve approximately 16 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes by the end of 2011. In addition, AT&T is deploying fiber optic lines to neighborhoods and expects to have the capability to serve approximately 30 million of its homes passed by the end of 2011. As of year-end 2010, Verizon had approximately 3.5 million video subscribers and AT&T had approximately 3 million video subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH Network, which had over 14 million subscribers at the end of 2010, representing approximately 14% of MVPD subscribers. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple TV® offers hundreds of television shows and movies for rental, some in high-definition, on the online iTunes® Store. In addition, Hulu™ is an OVD which provides free movies and TV shows from over 225 content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, National Geographic, Paramount, A&E Television Networks, PBS, and Warner Bros. This content can be accessed on demand through its website and those of its partners—AOL, IMDb, MSN, MySpace, and Yahoo!. In addition, several companies, such as Netflix, Blockbuster and Amazon.com, sell and rent movies or other shows via Internet download or streaming media. For example, Netflix has a library of thousands of movies and TV shows available for download to its over 20 million subscribers in the U.S. and Canada. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet- based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS3® and the Xbox® can be

DIRECTV

    directly connected to the Internet and have the capacity to stream video to the television.

  •
  Mobile Video.  Many companies are beginning to offer mobile applications for video allowing consumers to watch video on the go. For example, AT&T offers AT&T mobile TV™ which provides users the ability to watch full length TV shows from ABC, CBS, ESPN and other programmers on their cell phones. Verizon Wireless offers V Cast™ which allows subscribers to watch many of the top TV shows including college football and basketball on their mobile phone for a modest fee. In addition, other mobile applications and services are becoming available. Other cable and satellite distributors are also focused on distributing their content to their customers mobile devices.

  •
  Small and Rural Telephone Companies.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, and Frontier to bundle their individual DSL and telephony services with DISH Network's video service.

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

DIRECTV LATIN AMERICA

        Through DTVLA, we provide DTH digital television services in Latin America and the Caribbean, which includes Puerto Rico. Under the DIRECTV and SKY brands, we provide a wide selection of digital-quality local and international programming to approximately 3.3 million subscribers in PanAmericana and approximately 2.5 million subscribers in Brazil. Our 41% owned affiliate, Sky Mexico, has more than 3.0 million subscribers in Mexico and certain countries in Central America. Including Sky Mexico, DIRECTV and Sky provide service to 8.9 million subscribers throughout the region.

        We own 100% of PanAmericana (which operates principally in South America and the Caribbean, including Puerto Rico), 93% of Sky Brazil (which operates in Brazil), and 41% of Sky Mexico (which operates in Mexico, Central America and the Dominican Republic). Globo Comunicações e Participações S.A., or Globo, owns the other 7% of Sky Brazil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results. We account for our 41% interest in Sky Mexico under the equity method of accounting.

Key Strengths

  •
  High Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality picture and sound, as well as interactive features. We believe that this compares favorably with cable providers in Latin America, which typically continue to broadcast only analog services or a combination of analog and digital services to a large percentage of their subscribers.

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

  •
  Relationship with DIRECTV U.S.  We believe that our ability to leverage the advanced technologies and best practices developed and followed by DIRECTV U.S. allows us to take advantage of their economies of scale, intellectual property and financial flexibility. PanAmericana, Sky Brazil and Sky Mexico have aligned their set-top box specifications and middleware technologies with DIRECTV US, which allows for the launch of new features and services in advance of competitors in the region.

  •
  Leading Brands.   DIRECTV and SKY continue to position their brands in Latin America as a leader in digital entertainment and the best quality television available. In 2010, this was particularly accentuated by the aggressive positioning of our advanced products,

DIRECTV

    such as DVRs and HD DVRs throughout the territory, which translated into pan-regional penetration rates of approximately 25% of our subscriber base.

  •
  Strong Customer Service.  We believe that we generally have a higher level of customer service than our competitors, which is an important element in minimizing subscriber churn and attracting new customers. In addition, our ability to implement best practices in customer service from across the region, as well as those at DIRECTV U.S., allow us to adapt quickly and efficiently to changes that we face.

Business Strategy

        Our strategy is focused on leveraging DTVLA's key strengths in order to differentiate our service from our competitors.

  •
  Offer Unique Content.  We expect that we can leverage our greater scale to offer unique and compelling content to subscribers. For example, in most of the territories in which we operate we were the only provider of television services where subscribers could see all of the 2010 FIFA World Cup™ games, and we were the only operator distributing all of the games in high definition. In some cases, we held exclusive rights to 2010 FIFA World Cup games. Similarly, Sky Brazil, PanAmericana and Sky Mexico have licensed exclusive rights through the 2011-2012 season to the Spanish soccer league, which in most countries is the second most popular soccer league behind the local country leagues.

  •
  Increase DVR Penetration.  A key aspect of our strategy is to use the availability of high quality, reasonably priced DVRs as a cornerstone to distinguish our service from our competitors' services. We believe that our technology and pan-regional scale, as well as our relationship with DIRECTV U.S., can be leveraged to provide DVRs that are more functional and less costly than those of our competitors. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. As a result of this leadership position, as of the end of 2010, approximately 25% of our subscribers had DVR service.

  •
  Establish Leadership Position in High-Definition.  PanAmericana and Sky Brazil launched HD services in 2008 and mid-2009, respectively. Other than in Brazil, Chile and Puerto Rico, our competitors have limited or no HD offerings and many face significant network capacity constraints that limit their ability to offer HD services on a significant scale. Although we believe that the HD content offerings will be more limited in Latin America than in the United States for the next several years and the uptake of HD services in Latin America will be much slower than in the United States, we expect that our ability to offer high-quality HD services will provide another opportunity for us to differentiate the quality of our services from those of our competitors. As of year-end 2010, Sky Brazil offered its customers 35 HD channels and PanAmericana offered its customers on average 10 HD channels.

  •
  Enhance Programming Features.  We believe that we can differentiate our service from that of our competitors through the use of enhanced features such as interactivity. For example, we first offered interactive services for soccer matches from the 2006 FIFA World Cup and provided similar features for the 2010 FIFA World Cup. We have offered similar interactive services for the U.S. Open™ and Major League Baseball®.

  •
  Tailored Offerings.   Additionally, our strategy includes expanding into the rapidly growing middle class market within the region by tailoring our offers and products accordingly. Typically, these offers and products are similar to our traditional ones except they allow subscribers access to significantly fewer channels and limit the number of set-top boxes a subscriber may have in their home. We believe these offers and products provide affordable access to our service to value-focused subscribers.

Infrastructure

        We provide services in PanAmericana and Brazil from leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. In addition, we lease a backup satellite that serves Sky Brazil and Sky Mexico.

DIRECTV

        Our principal digital broadcast centers are located in the United States and Brazil. We also have several smaller satellite uplink facilities in the region.

        We typically have self-contained customer service centers in each of the countries we operate. In addition, we operate two pan-regional centers located in Colombia that provide primary and backup customer service support to most of the PanAmericana region.

Competition

        The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, which distribute their programming by satellite, cable, terrestrial microwave systems, traditional over-the-air broadcasting or the Internet. In addition, in certain markets we face significant competition from illegal and informal sector pay television operations. We compete primarily on the basis of programming selection, price, technology and quality.

        In most of the markets in which we operate, cable television is our principal competition. Cable operators typically offer analog services for lower monthly fees and with lower upfront installation and connection fees than we do. In addition, the cable operators with which we compete are in various stages of upgrading their networks in order to provide broadband and telephony services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services, which can adversely affect the attractiveness of our offers to subscribers.

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, provides DTH services in Peru, Chile, Brazil, Colombia and Venezuela. Telmex provides DTH service in Chile and Peru, and in 2009 it launched services in Brazil through its affiliate, Embratel. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), launched a DTH service in 2009. Also, in Mexico a joint venture of EchoStar Corp. and MVS Comunicaciones launched a new DTH service in 2009, with substantial commercial support and cooperation from Telmex, which, due to regulatory restrictions, is not currently permitted to provide its own video services in Mexico. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically seek to focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

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

        For a further discussion of our mergers and acquisitions, see Part II, Item 8, Note 3 of the Notes to the Consolidated Financial Statements of this Annual Report.

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

DIRECTV

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

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum; and

  •
  compliance with the Communications Act and FCC rules governing U.S.-licensed DBS and DTH systems.

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

        As a DBS/DTH licensee and operator we are subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Act ("SHVA," which in this document includes progeny legislation (including the Satellite Home Viewer Improvement Act of 1999, or SHVIA; the Satellite Home Viewer Extension and Reauthorization Act of 2004, or SHVERA; and the Satellite Television Extension and Localism Act of 2010, or STELA) allows satellite carriers to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into one of a few other very limited exceptions. SHVA also prohibits satellite carriers from signing up a new

DIRECTV

    subscriber to distant analog or digital signals if that subscriber lives in a local market where the satellite carrier makes available the same-network local signal. SHVA imposes a number of notice and reporting requirements, and also permits satellite retransmission of distant stations in neighboring markets where they are determined by the FCC to be "significantly viewed." In implementing SHVA, the FCC has required satellite carriers to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of this legislation as well as judicial decisions interpreting and enforcing these laws, could hamper our ability to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify for receipt of these signals, impose costs on us in connection with the process of complying with the rules, or subject us to fines, monetary damages or injunctions. Also, the FCC's sports blackout requirements, which apply to all distant network signals, may require costly upgrades to our system. The distant signal provisions of SHVA are now set to expire in 2014. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals. Congress could also adopt amendments to SHVA with respect to local or distant signals, including limiting the provision of distant signals.

  •
  Must Carry Requirement.  SHVA also imposes a must carry obligation on satellite carriers. This must carry obligation requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to certain limited exceptions. The FCC has implemented SHVA's must carry requirement and adopted further detailed must carry rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations requesting carriage in a timely and appropriate manner in markets in which we choose to retransmit the signals of local broadcast stations. We have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. For example, the FCC issued an order requiring mandatory carriage of high-definition digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these must carry rules, or compliance may mean that we will be required to use capacity that could otherwise be used for new or additional local or national programming services. Moreover, Congress may amend the must carry rules at any time.

  •
  Retransmission Consent.  For those local television broadcast stations that do not elect must carry, SHVA also requires DIRECTV to obtain consent prior to retransmitting their signals to viewers. Television broadcast stations may withhold this consent (subject to a requirement to negotiate for carriage in good faith), and other provisions of SHVA prevent DIRECTV from providing duplicate out-of-market programming in many instances. Thus, where network affiliated television stations withhold consent, DIRECTV subscribers may lose access to popular network programming until such consent is restored.

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

DIRECTV

    FCC could, in the future, attempt to impose additional public interest or content requirements on us, for example, by seeking to impose rules on indecent programming.

  •
  Emergency Alert System.  The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally declared emergencies and to pass through emergency related information. The FCC has adopted rules that require satellite carriers to participate in the "national" portion of EAS. It is also considering whether to mandate that satellite carriers also interrupt programming for local emergencies and weather events. We believe that any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly to implement depending upon the nature of any such requirement adopted.

  •
  Spectrum Allocation and License Assignment Rules.  We depend upon the FCC's allocation of sufficient DBS frequencies and assignment of DBS licenses in order to operate our business. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we have obtained additional DTH service capacity and continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity. In addition, the FCC had adopted a system of competitive bidding to assign licenses for additional DBS frequencies. On June 21, 2005, the United States Court of Appeals for the D.C. Circuit held that such an auction process was not authorized by statute. The FCC subsequently voided the previous auction and implemented a freeze on applications for authority to provide DBS service in the United States using new frequencies or new orbital locations not assigned to the United States in the ITU Region 2 Broadcasting Satellite Service, or BSS, Plan. On August 18, 2006, the FCC began a proceeding to identify a new system for assigning DBS authorizations. There can be no assurance that we will be able to obtain additional DBS capacity under whatever system the FCC implements in the future.

    In 2007, the FCC adopted new service and licensing rules for the BSS in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at three orbital locations. However, foreign operators who may have international priority have indicated an interest in using slots that may conflict with some or all of these licenses. One foreign licensed operator, Spectrum Five LLC, has filed a petition seeking reconsideration of one of DIRECTV's licenses at an orbital location where Spectrum Five also proposes to operate, and that petition remains pending.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.  The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service, as well. While the FCC has established service and technical rules to govern the non-geostationary orbit and MVDDS services to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and the introduction of such services into spectrum used by us for DBS service may have a material adverse impact on our operations. In addition, one MVDDS operator recently received a conditional waiver of the applicable rules so that it could operate its system in Albuquerque, New Mexico at substantially higher power levels, which may have a material adverse impact on our operations in that market. Although we have opposed that waiver request, there can be no assurance that the FCC will deny it.

    On August 18, 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short

DIRECTV

    spaced" satellites—satellites that would operate in the same DBS uplink and downlink frequency bands as us, from orbital positions located in between those now assigned to the DBS service. This rulemaking follows applications by SES and Spectrum Five LLC to operate tweener satellites. Under rules that the FCC is considering, a provider could, by complying with certain technical restrictions, operate a satellite in between two orbital locations where we have already positioned our satellites without completing coordination of its operations with us and without demonstrating that such operations would not "affect" us as that term is defined by the ITU. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to our current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. DBS service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

    On November 29, 2006, despite the pendency of the tweener satellite rulemaking and over our opposition, the FCC's International Bureau granted Spectrum Five's application to operate a tweener satellite at the 114.5o WL orbital location, only 4.5o away from our DBS satellites operating at the 110o WL and 119o WL orbital locations. While the Bureau limited Spectrum Five's operations to levels below those at which the ITU deems one DBS system to "affect" another in the absence of agreement from all affected DBS operators (including us), the Bureau's grant of Spectrum Five's application prior to coordination could ultimately permit Spectrum Five to operate at levels that would cause interference to our operations. On February 1, 2008, the full FCC denied reconsideration of the International Bureau's order, but clarified that, if Spectrum Five is unable to coordinate its tweener satellite, it must file for a modification of its authorization and demonstrate that its proposed operational parameters would not exceed the ITU trigger for coordination. To date, Spectrum Five has neither engaged in negotiations to coordinate its tweener system nor filed for modification of its authorization as directed by the FCC. Instead, it recently sought extension of the November 29, 2010 deadline for completion of its first satellite.

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

  •
  FCC Conditions Imposed In Connection With the Liberty and News Corporation Transactions.  In approving Liberty's 2008 acquisition of News Corporation's equity investment in us, the FCC imposed a number of regulatory conditions on us and Liberty, some of which directly or indirectly affected our business. In granting authority for subsequent transactions in 2009 and 2010, the FCC conditioned its approval on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and certain program access conditions intended to ensure non-discriminatory access to much of the programming carried on the DIRECTV service. In particular, we may be required to submit to "baseball style" arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD.

DIRECTV

    We cannot predict what effect our compliance with or the FCC's enforcement of these conditions will have on our business.

  •
  Potential Regulation of Set-Top Boxes.  Cable operators are subject to a wide variety of regulation of their set-top boxes, including a prohibition on so-called "integrated" security and non-security functions. The FCC has exempted DTH satellite operators from such rules, but has been urged to eliminate that exemption. Were it to do so, DIRECTV may be required to redesign its set-top boxes and, conceivably, replace existing boxes on a schedule not of its own devising. The FCC is also considering a new regime under which all multichannel video providers, including DIRECTV, would be required to offer so-called "All Vid interfaces" instead of its existing set-top box arrangements. Such interfaces would be designed according to government specifications to deliver DIRECTV's programming stream and related data for manipulation by third-party electronic equipment. DIRECTV believes such a requirement would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

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

        In addition, although Congress has granted the FCC exclusive jurisdiction over the provision of DTH satellite services, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies, such as zoning commissions and private organizations, such as homeowners associations, on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver of FCC rules if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of the provision of DBS service, taxation at the state level is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business, and DIRECTV recently agreed to implement a restitution program for consumers who send eligible complaints related to consumer protection practices.

        In Latin America, DTVLA and its subsidiaries are subject to laws and regulations in each country in which they operate that govern many of the same aspects of our operations as in the United States, such as landing rights for satellites; spectrum, earth station and other licenses; must carry and other requirements with respect to the channels we carry; and regulations governing telemarketing and customer service. Regulatory regimes in Latin America are generally less developed than in the United States, and the application of existing laws and regulations to DBS providers is at times uncertain. In addition, there are certain areas where regulations in Latin America are stricter than in the United States, such as regarding labor and consumer protection laws. Foreign exchange laws in some countries can have a material impact on our ability to repatriate funds to the United States. Also, several countries such as Venezuela, Argentina and Brazil have passed or proposed laws imposing certain "national" content requirements, advertising limitations and other requirements on the content we distribute which could, depending on the substance of the requirements

DIRECTV

and how they are applied, have a material impact on our subsidiaries operating in those countries.

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. With the exception of certain patents and trademarks held by certain subsidiaries of DIRECTV Group and various intellectual property licensed from third parties, DIRECTV Group owns all of our intellectual property for the benefit of our company and subsidiaries.

        We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 2,000 issued patents worldwide relating to our past and present businesses, including over 500 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 1,150 trademarks related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and the DIRECTV Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to the requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2011. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. Environmental requirements are complex, change frequently and have become more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

        We are also subject to environmental laws requiring the investigation and cleanup of environmental contamination at facilities we formerly owned or operated or currently own or operate or to which we sent hazardous wastes, including specified universal wastes, for treatment, service, disposal or recycling. We are aware of contamination at one of our former sites. We are in the process of complying with the requirements stipulated by the government agency overseeing the site cleanup and have allocated the funds to achieve the decontamination goals.

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2010, 2009 and 2008 are summarized in Note 18 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2010, DIRECTV U.S. had approximately 16,000 full-time and 300 part-time employees, DIRECTV Latin America had approximately 7,000 full-time and 1,600 part-time employees and Sports Networks and Other had approximately 200 full-time employees.

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

DIRECTV

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

***

        DIRECTV, DIRECTV Cinema and the DIRECTV Cyclone Design are trademarks of The DIRECTV Group, Inc. and/or its related entities. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders.

ITEM 1A.    RISK FACTORS

        You should carefully consider the following risk factors. The risks described below are not the only ones facing our company. Additional risks not presently known to us or that we currently deem immaterial may also impair our business, financial conditions or results of operations.

        Our business, financial condition or results of operations could be materially and adversely affected by the following:

We compete with other MVPDs, some of whom have greater resources than we do and levels of competition are increasing.

        We compete in the MVPD industry against cable television, telcos and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, data and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

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

  •
  bundling their video service with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having the ability to provide certain local and other programming, including HD programming, in geographic areas where we do not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, cable television operators have grown their subscriber bases through mergers and acquisitions. Moreover, mergers, joint ventures and alliances among franchise, wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, data and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately three percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which

DIRECTV

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

        Our business is focused on television, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. OVDs and providers such as Hulu, Roku, Netflix, Apple TV, Amazon and Google TV are aggressively working to establish themselves as an alternative provider of video services. Such services and the growing availability of online content, coupled with an expanding market for connected devices and internet-connected televisions, poses a potential competitive challenge to traditional MVPDs, as a number of consumers may decide to drop their traditional MVPD subscription package.

        Significant changes in consumer behavior with regard to the means by which they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        Almost all of our programming is provided by unaffiliated third parties. Typically our programming agreements are multiple-year agreements and contain annual price increases. When negotiating to acquire rights to new programming, or for renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming, increasing our costs. Often these increases are greater than the rate of inflation for the same period. We expect this practice to continue and the negotiations over such increases to become more difficult and potentially disruptive. Increases in programming costs, including retransmission costs for broadcast programming, could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, in order to attempt to mitigate the effect of proposed programming price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

        In addition, a limited number of cable-affiliated programmers have in the past denied us access to their programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or if we are able to obtain such substitute programming, it may not be comparable in quality or cost to our existing programming.

        If we are unable to obtain rights to programming or are unable to pass additional costs on to subscribers, the potential loss of subscribers and the need to absorb some or all of the additional costs could have a material adverse effect on our earnings or cash flow.

A National Football League strike or lockout in 2011 could materially adversely affect our cash flows.

        DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement

DIRECTV

with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL for such season. DIRECTV U.S. subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues as well as our continuing obligation to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if the entire season is cancelled, but in the near term a strike or lockout could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue, as well as possibly resulting in reduced subscriber additions and higher churn.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Turnover of subscribers in the form of subscriber service cancellations, or churn, has a significant financial impact on the results of operations of any subscription television provider, including us, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers or increased retransmission fees paid to broadcasters may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our cost or service quality or that could result in higher prices for our subscribers could also, in turn, cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our subscriber acquisition costs could materially increase.

        We incur costs relating to subscribers acquired by us and subscribers acquired through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to enable them to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. In addition, we pay commissions to retailers for their efforts in offering a DIRECTV System at a lower cost to consumers. Our subscriber acquisition costs may materially increase to the extent we offer more costly advanced equipment or services, including connecting our receivers to the customers' broadband service, continue or expand current sales promotion activities or introduce other more aggressive promotions, or due to increased competition. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Results are impacted by the effect of, and changes in, United States economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors in the United States that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who in turn spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long term value of a customer would then decrease.

DIRECTV

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

        All of DTVLA's operating companies are located outside the continental United States. DTVLA operates and has subscribers located throughout Latin America and the Caribbean, which makes it vulnerable to risks of conducting business in foreign markets, including:

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

  •
  government mandated price controls.

        In the past, the countries that constitute some of DTVLA's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, caused by external and internal factors, and characterized by exchange rate instability, high inflation, high domestic interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability, including political violence. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets, including the middle-markets which we are targeting, and materially adversely affect our business.

        Because DTVLA offers premium pay television programming, its business may be particularly vulnerable to economic downturns. DTVLA has experienced, and may in the future experience, decreases or instability in consumer demand for its programming, as well as subscriber credit problems. DTVLA's inability to adjust its business and operations to adequately address these issues could materially adversely affect its revenues and ability to sustain profitable operations.

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

DIRECTV

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

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. In addition, patent applications in the United States are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages in certain circumstances. To the extent that we are required to pay royalties to third parties to whom we are not currently making payments, these increased costs of doing business could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. See "Legal Proceedings—Intellectual Property Litigation" in Part I, Item 3 which is incorporated by reference herein.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including increased local and HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including satellite and launch vehicle construction delays, periodic unavailability of reliable launch opportunities due to

DIRECTV

competition for launch slots, weather and also due to general delays that result when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the future delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Our satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. Launch and operational risks include launch failure, incorrect orbital placement or improper commercial operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and obtain other launch opportunities. We estimate the overall historical loss rate for all launches of commercial satellites in the last seven years to be approximately five percent but it may be higher. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs. For example, we purchased launch insurance covering a portion of our DIRECTV 12 satellite, which we launched at the end of 2009, and launch vehicle costs in the event of a total loss of the satellite prior to separation from the launch vehicle, but did not purchase in-orbit insurance for it.

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

DIRECTV

        In the event of a failure or loss of any of DIRECTV U.S.' satellites, DIRECTV U.S. may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, DIRECTV U.S.' services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. DIRECTV U.S. is not insured for any resultant lost revenues. The use of backup satellite capacity for DIRECTV U.S. programming may require DIRECTV U.S. to discontinue some programming services due to potentially reduced capacity on the backup satellite. Any relocation of DIRECTV U.S.' satellites would require prior FCC approval and, among other things, a demonstration to the FCC that the replacement satellite would not cause additional interference compared to the failed or lost satellite. Such FCC approval may not be obtained. DIRECTV U.S. believes they have or will have in 2011, in-orbit satellite capacity to expeditiously recover transmission of most our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

        DTVLA provides its services in PanAmericana and Brazil using leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Backup satellite capacity is available to serve Sky Brazil and Sky Mexico. In the event of a failure of a satellite used to provide services to Sky Brazil or Sky Mexico, we believe DTVLA has sufficient in orbit back-up capacity to recover transmission of most of its programming distributed in those markets. However, in PanAmericana, DTVLA has no designated back up satellite capacity for the region and, therefore, programming continuity cannot be assured in the event of a satellite loss.

The loss of a satellite that is not insured could materially adversely affect our earnings.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2010, the net book value of in-orbit satellites was $2,165 million, none of which was insured.

We depend on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        We purchase a substantial percentage of our programming from programmers that are affiliated with cable system operators, including key regional sports networks, or RSNs. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

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

        In addition, certain cable providers have denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high definition feeds of such programming. The cable providers have asserted that they are not required to provide such programming (or resolution) due to the manner in which that programming is distributed, which they argue is not covered by the program access provisions of the Communications Act. The FCC recently adopted new rules under which such programming would also be subject to certain non-exclusivity and non-discrimination requirements. These rules have been challenged in court, however. In addition, they will require a further evidentiary showing by an MVPD seeking access to such programming. If these new rules are successfully challenged in court or we cannot make the

DIRECTV

required evidentiary showing, we may continue to be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers. Although the FCC also addressed some of these issues in a limited fashion by placing access conditions on certain regional sports networks affiliated with Time Warner Cable, Inc. and Comcast Corporation, as well as placing various program access conditions relating to Comcast Corporation's acquisition of control of NBC Universal, it is not clear that we will be able to assure continued access to this programming on fair and nondiscriminatory terms.

        DIRECTV itself is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV in 2007 which continues to apply. Among other things, those conditions require DIRECTV to offer national and regional programming services it controls to all MVPDs on non-exclusive and non-discriminatory terms and conditions, and prohibits DIRECTV from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs. The conditions also require DIRECTV to engage in "baseball style" arbitration if elected by an MVPD where the parties cannot agree on terms and conditions for carriage of RSN programming owned, managed or controlled by DIRECTV. This condition continues to apply to the three RSNs DIRECTV acquired from Liberty Media in 2009.

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of distant broadcast stations pursuant to statutory copyright licenses contained in SHVA.

        SHVA, related laws, and FCC implementing rules also govern our provision of local broadcast signals. STELA itself directed a number of federal agencies and bodies to conduct proceedings to evaluate the possibility of significant changes to these laws. Such changes could limit our ability to deliver local broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the statutory "carry-one, carry-all" requirement and may be reduced depending on changes to that requirement, the FCC's interpretation of its rules in pending and future rulemaking and complaint proceedings, as well as judicial decisions interpreting must carry requirements. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity that could otherwise be used for new or additional local or national programming services. In addition, the FCC has issued an increasing obligation for carriage of local digital broadcast transmissions in HD format. We may be unable to comply with this requirement in markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned.

        In addition, the FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations, which are similar to those that have applied to broadcast stations for years, require us to comply with certain indicia of good faith negotiation, as well as to demonstrate good faith under a "totality of the circumstances" test. Failure to comply with these rules could subject us to administrative sanctions and other penalties. Moreover, the FCC is considering changes to these and other rules related to retransmission consent, some of which could make negotiations more difficult, increase fees charged by broadcasters for carriage, or result in the increased withholding of broadcast signals.

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

DIRECTV

have been compromised in the past and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. To help combat signal theft, we provide our subscribers with more advanced access cards that we believe significantly enhance the security of our signal. Currently, we believe these access cards have not been compromised. However, we cannot guarantee that those advanced access cards will prevent the theft of our satellite programming signals in the future. Furthermore, there can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for video and audio services provided by programmers could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

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

        In certain cases, satellite system operators are obligated by governmental regulation and procedures of the International Telecommunications Union to coordinate the operation of their systems with other users of the radio spectrum in order to avoid causing interference to those other users. Coordination may require a satellite system operator to reduce power, avoid operating on certain frequencies, relocate its satellite to another orbital location and/or otherwise modify planned or existing operations. For example, the FCC has conditionally granted Spectrum Five authority to provide direct broadcast satellite service using frequencies assigned to it by the Government of the Netherlands from an orbital slot located halfway between slots at which we currently operate. Other operators have filed similar requests. We believe this closer proximity, if ultimately implemented, would significantly increase the risk of interference which could adversely affect the quality of service provided to our subscribers. We may not be able to successfully coordinate our satellites to the extent we are required to do so, and any modifications we make in the course of coordination, or any inability to successfully coordinate, may materially adversely affect our ability to generate revenue. In addition, the FCC is currently conducting a rulemaking proceeding to consider, among other things, the adoption of operating parameters under which such "tweener" systems would be automatically deemed coordinated.

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

        All of our FCC satellite authorizations are subject to conditions imposed by the FCC in addition to the FCC's general authority to modify, cancel or revoke those authorizations. Use of FCC licenses and other authorizations are often subject to conditions, including technical requirements and implementation deadlines. Failure to comply with such requirements, or comply in a timely manner, could lead to the loss of authorizations and could have a material adverse effect on our ability to

DIRECTV

generate revenue. For example, loss of an authorization could potentially reduce the amount of programming and other services available to our subscribers. The materiality of such a loss of authorization would vary based upon, among other things, the orbital location at which the frequencies may be used.

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

We have significant debt.

        We have debt totaling $10,510 million as of December 31, 2010. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

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

        Despite obtaining a private letter ruling from the Internal Revenue Service (the "IRS") and an opinion of legal counsel to the effect that parts of the Liberty Transaction qualified as a tax-free distribution for U.S. federal income tax purposes, the continuing validity of such ruling and opinion is subject to the accuracy of factual representations and certain assumptions. Any inaccuracy in such representations could invalidate the ruling, and failure to comply with any undertakings made in connection with such tax opinion could alter the conclusions reached in such opinion. Even if parts of the Liberty Transaction otherwise qualify for tax-free treatment, it would result in a significant U.S. federal income tax liability to Liberty Media if one or more persons acquire a 50% or greater interest in the DIRECTV common stock as part of a plan or series of related transactions that includes the Liberty Transaction. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Liberty Media or DIRECTV might inadvertently cause or permit a prohibited change in the ownership of DIRECTV to occur, thereby triggering a tax liability to Liberty Media.

        In addition, Liberty Media entered into a tax matters agreement with News Corporation in connection with its 2008 transaction with News Corporation, pursuant to which Liberty Media agreed, among other things, to indemnify News Corporation and certain related persons for taxes resulting from actions taken by Liberty Media or its affiliates that cause such transaction (or related restructuring transactions) not to qualify as tax-free transactions. Liberty Media's indemnification obligations to News Corporation and certain related persons are not limited in amount or subject to any cap.

        Under a Tax Sharing Agreement between Liberty Media and DIRECTV, in certain circumstances DIRECTV is obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the Liberty Transaction to be tax-free transactions and from any losses resulting from Liberty Media's indemnity obligations to

DIRECTV

News Corporation under the tax matters agreement between News Corporation and Liberty Media. If DIRECTV is required to indemnify Liberty Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount or subject to any cap. In such a circumstance, we may be required to make payments or dividends to satisfy such liabilities that could either breach covenants in our credit facilities and bond indentures or require additional or accelerated payments, which could materially adversely affect our financial position and short term operating results.

We may be required to forgo certain transactions in order to avoid the risk of incurring significant tax-related liabilities.

        We might be required to forgo certain transactions that might have otherwise been advantageous in order to preserve the tax-free treatment of the Liberty Transaction. In particular, we might be required to forgo certain transactions, including asset dispositions or other strategic transactions for some period of time following the Liberty Transaction so as not to trigger any liability under the tax indemnification obligations.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology as a result of, misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt our business.

        Because network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking, dissemination of computer viruses, worms and other destructive or disruptive software, and other malicious activity, as well as power outages, natural disasters such as earthquakes, terrorist attacks and similar events, pose increasing risks. Such an event could have an adverse impact on us and our customers, including degradation of service, service disruption, excessive call volume to call centers and damage to our broadcast centers, other properties, equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Significant incidents could result in a disruption of our operations, customer dissatisfaction, or a loss of customers or revenues.

        Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation and credibility and have a negative impact on our revenues. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, information-related risks are increasing, particularly for businesses like ours that handle a large amount of personal customer data.

We face risks arising from the outcome of various legal proceedings.

        We are involved in various legal proceedings, including those arising in the ordinary course of business, such as consumer class actions and those described under the caption "Legal Proceedings" in Part I, Item 3 incorporated by reference herein. Such matters include investigations and legal actions by the Federal Trade Commission where regulators may seek monetary damages and may also seek to require or prohibit certain actions by us with regard to our current or potential customers. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters or the imposition of conditions by regulators on the conduct of our business could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

DIRECTV

We may face other risks described from time to time in periodic reports filed by us with the SEC.

        We urge you to consider the above risk factors carefully in evaluating forward- looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2010, we had approximately 250 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices; two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 10 administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2010 or subsequent thereto, but before the filing of the report, are summarized below:

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

DIRECTV

early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved with the multistate group of state attorneys general discussed in (b) below. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2010:

        In December 2010, DIRECTV U.S. entered into a settlement agreement with a multistate group of state attorneys general to resolve concerns regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009, and that litigation was settled on the same substantive terms as reached with the multistate group. DIRECTV U.S. did not admit any wrongdoing in entering into the settlement. We agreed to formalize many business improvements made in the last few years and to further improve other practices. DIRECTV U.S. paid a total of $14.25 million to the states as costs of investigation and attorneys fees, and has agreed to implement a restitution program for consumers who send eligible complaints.

ITEM 4.    (Removed and Reserved)

***

DIRECTV

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Our Class A common stock is publicly traded on The NASDAQ Global Select Market under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our Class A common stock, as reported on the NASDAQ Global Select Market. Amounts reported from January 1, 2009 through November 18, 2009, are based on the stock of our predecessor, The DIRECTV Group, Inc. On November 19, 2009, we completed our merger with Liberty Entertainment Inc., and from that date, the stock traded on the NASDAQ is the Class A common stock of DIRECTV.

2010	High	Low
Fourth Quarter	$44.61	$39.12
Third Quarter	42.61	33.25
Second Quarter	39.87	33.87
First Quarter	35.18	29.83

2009	High	Low
Fourth Quarter	$34.25	$25.16
Third Quarter	27.99	22.81
Second Quarter	26.00	21.47
First Quarter	24.28	18.81

        As of the close of business on February 18, 2011, there were 55,257 holders of record of our Class A common stock. Our Class B common stock is not registered and there were no shares outstanding as of December 31, 2010.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2010.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 28, 2011.

Share Repurchase Programs

        During 2010, our Board of Directors approved up to $5.2 billion to repurchase shares of our DIRECTV Class A common stock, which has been completed. During the first quarter of 2011, our Board of Directors authorized repurchases of up to $6 billion of DIRECTV Class A common stock. The authorizations allow us to repurchase our Class A common stock from time to time through open market purchases and negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made on the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934. A summary of the repurchase activity for the three months ended December 31, 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2010	11	$42.46	11	$1,383
November 1 - 30, 2010	12	42.34	12	878
December 1 - 31, 2010	14	40.03	14	322

Total	37	41.51	37	322

        For additional information regarding our share repurchases see Note 13 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

***

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$24,102	$21,565	$19,693	$17,246	$14,755
Total operating costs and expenses	20,206	18,892	16,998	14,760	12,398

Operating profit	$3,896	$2,673	$2,695	$2,486	$2,357

Income from continuing operations attributable to DIRECTV	$2,198	$942	$1,515	$1,434	$1,420

Basic earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009 and the years ended December 31, 2008, 2007 and 2006):

Income from continuing operations	$2.31	$0.96	$1.36	$1.20	$1.13

Diluted earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009 and the years ended December 31, 2008, 2007 and 2006):

Income from continuing operations	$2.30	$0.95	$1.36	$1.20	$1.12
Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share:
Income (loss) from continuing operations, net of taxes	$8.44	$(0.02)	$—	$—	$—
Weighted average number of Class A common shares outstanding (in millions)
Basic	870	982	1,110	1,195	1,262
Diluted	876	989	1,114	1,202	1,270
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions)
Basic	22	22	—	—	—
Diluted	22	22	—	—	—
Weighted average number of total common shares outstanding (in millions):
Basic	880	985	1,110	1,195	1,262
Diluted	886	992	1,114	1,202	1,270

	2010	2009	2008	2007	2006
Consolidated Balance Sheet Data:
Total assets	$17,909	$18,260	$16,539	$15,063	$15,141
Obligations under capital leases	580	586	584	57	91
Long-term debt	10,472	6,500	5,725	3,347	3,395
Total stockholders' equity (deficit)	(194)	2,911	4,631	6,013	6,473

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding significant transactions during each of the three years in the period ended December 31, 2010.

***

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2011 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and other risks, each of which is described in more detail in Item 1A—Risk Factors of this Annual Report.

        Any forward looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

CONTENTS

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

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$24,102	$21,565	$19,693
Total operating costs and expenses	20,206	18,892	16,998

Operating profit	3,896	2,673	2,695
Interest income	39	41	81
Interest expense	(557)	(423)	(360)
Liberty transaction and related gains (charges)	67	(491)	—
Other, net	69	34	55

Income from continuing operations before income taxes	3,514	1,834	2,471
Income tax expense	(1,202)	(827)	(864)

Income from continuing operations	2,312	1,007	1,607
Income from discontinued operations, net of taxes	—	—	6

Net income	2,312	1,007	1,613
Less: Net income attributable to noncontrolling interest	(114)	(65)	(92)

Net income attributable to DIRECTV	$2,198	$942	$1,521

Net income attributable to common stockholders:
Income from continuing operations, net of taxes, attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the year ended December 31, 2008 and the period January 1, 2009 through November 19, 2009)	$2,014	$942	$1,515
Income from continuing operations, net of taxes, attributable to DIRECTV Class B common stockholders, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010	184	—	—
Income from discontinued operations, net of taxes	—	—	6

Net income	$2,198	$942	$1,521

Basic earnings attributable to DIRECTV Class A common stockholders per common share:
Income from continuing operations	$2.31	$0.96	$1.36
Income from discontinued operations, net of taxes	—	—	0.01

Net income	$2.31	$0.96	$1.37

Diluted earnings attributable to DIRECTV Class A common stockholders per common share:
Income from continuing operations	$2.30	$0.95	$1.36
Income from discontinued operations, net of taxes	—	—	0.01

Net income	$2.30	$0.95	$1.37

Basic and diluted earnings attributable to DIRECTV Class B common stockholders per common share:
Income from continuing operations, net of taxes	$8.44	$(0.02)	$—

Net income	$8.44	$(0.02)	$—

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	December 31,
	2010	2009
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,502	$2,605
Total current assets	4,253	5,055
Total assets	17,909	18,260
Total current liabilities	4,450	5,701
Long-term debt	10,472	6,500
Redeemable noncontrolling interest	224	400
Total stockholders' equity (deficit)	(194)	2,911

Reference should be made to the notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$3,896	$2,673	$2,695
Add: Depreciation and amortization expense	2,482	2,640	2,320

Operating profit before depreciation and amortization	$6,378	$5,313	$5,015

Operating profit before depreciation and amortization margin	26.5%	24.6%	25.5%
Cash flow information
Net cash provided by operating activities	$5,206	$4,431	$3,910
Net cash used in investing activities	(3,099)	(2,194)	(2,388)
Net cash used in financing activities	(3,210)	(1,637)	(600)
Free cash flow (2)
Net cash provided by operating activities	$5,206	$4,431	$3,910
Less: Cash paid for property and equipment	(2,303)	(2,012)	(2,101)
Less: Cash paid for satellites	(113)	(59)	(128)

Free cash flow	$2,790	$2,360	$1,681

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

  compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and our Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

Selected Segment Data

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$20,268	$18,671	$17,310

% of total revenues	84.1%	86.6%	87.9%
Operating profit	$3,290	$2,410	$2,330
Add: Depreciation and amortization expense	1,926	2,275	2,061

Operating profit before depreciation and amortization	$5,216	$4,685	$4,391

Operating profit margin	16.2%	12.9%	13.5%
Operating profit before depreciation and amortization margin	25.7%	25.1%	25.4%
Segment assets	$11,400	$12,408	$12,546
Capital expenditures	1,557	1,485	1,765
DIRECTV Latin America
Revenues	$3,597	$2,878	$2,383

% of total revenues	14.9%	13.3%	12.1%
Operating profit	$623	$331	$426
Add: Depreciation and amortization expense	541	366	264

Operating profit before depreciation and amortization	$1,164	$697	$690

Operating profit margin	17.3%	11.5%	17.9%
Operating profit before depreciation and amortization margin	32.4%	24.2%	29.0%
Segment assets	$4,696	$3,772	$3,301
Capital expenditures	857	584	447
Sports Networks, Eliminations and Other
Revenues	$237	$16	—

% of total revenues	1.0%	0.1%	—
Operating loss	$(17)	$(68)	$(61)
Add: Depreciation and amortization expense	15	(1)	(5)

Operating loss before depreciation and amortization	$(2)	$(69)	$(66)

Segment assets	$1,813	$2,080	$692
Capital expenditures	2	2	17
Total
Revenues	$24,102	$21,565	$19,693

Operating profit	$3,896	$2,673	$2,695
Add: Depreciation and amortization expense	2,482	2,640	2,320

Operating profit before depreciation and amortization	$6,378	$5,313	$5,015

Operating profit margin	16.2%	12.4%	13.7%
Operating profit before depreciation and amortization margin	26.5%	24.6%	25.5%
Total assets	$17,909	$18,260	$16,539
Capital expenditures	2,416	2,071	2,229

DIRECTV

SIGNIFICANT TRANSACTIONS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Malone Transaction

        In order to resolve a condition imposed by the FCC on Liberty Media's acquisition of an ownership interest in us from News Corporation in 2008, which we refer to as the "Puerto Rico Condition", on April 6, 2010, we entered into an agreement with Dr. John C. Malone which severed all attributable interests in satisfaction of the requirements of the FCC order. Under the terms of the agreement, the Malones exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which were all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24.3% to approximately 3%.

        We accounted for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the year ended December 31, 2010. See Note 13 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report for additional information.

Acquisitions

        Globo Transaction.    In connection with our acquisition of Sky Brazil in 2006, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178,830,000 shares representing approximately 19% of the ownership interests in Sky Brazil. The fair value of the approximate 19% interest was determined to be $605 million by an independent investment bank according to a process specified by Globo and us in the related agreement. During the fourth quarter of 2010, we paid cash for the approximate 19% ownership interest, which was recorded as a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheet. We and our subsidiaries now own approximately 93% of Sky Brazil and Globo retains the right to sell its remaining 7% interest to us until January 2014 as discussed in Note 19 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

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

        As part of the Liberty Transaction, we assumed a credit facility with a principal balance of $1,878 million, which we refer to as the Collar Loan, and a series of related equity collars which were in a liability position with an estimated acquisition date fair value of $369 million. During 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars. During 2010, we repaid $1,537 million, including $1,202 million of remaining principal payments and $335 million to settle the equity collars.

        Cash paid, net of cash acquired in connection with the transaction was $97 million and includes a $226 million repayment of LEI's existing loan from Liberty at the close of the transaction and $43 million of cash paid for transaction costs, partially offset by $120 million in cash at LEI, and $56 million of cash at the regional sports networks.

DIRECTV

        As a result of the Liberty Transaction, we recorded $491 million in charges to "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the year ended December 31, 2009, which is comprised of: a $337 million charge related to a premium paid to LEI shareholders to complete the merger in the form of an equity interest that exceeded the fair value of net assets acquired by DIRECTV; $43 million of costs incurred to complete the transaction, including legal, accounting, financial printing, investment banking and other costs; and $111 million in net losses recorded for the partial settlement of the equity collars and stock options and stock appreciation rights held by Liberty employees subsequent to the acquisition date, and adjustments of the equity collars and stock options and stock appreciation rights carried as liabilities to fair value as of December 31, 2009. We recorded a $67 million net gain in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the final settlement of the equity collars during 2010.

        See Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        180 Connect.    In July 2008, we acquired 100% of 180 Connect's outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provide us with ownership and control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

Financing Transactions

        In 2010, DIRECTV U.S. issued $6.0 billion of senior notes resulting in $5,978 million of proceeds, net of discount, and repaid the $2,205 million of remaining principal on the Term Loans of its senior secured credit facility. The repayment of the Term Loans resulted in a 2010 pre-tax charge recorded in "Other, net" in our Consolidated Statements of Operations of $16 million, $10 million after tax, resulting from the write-off of deferred debt issuance and other transaction costs.

        In 2009, DIRECTV U.S. issued $2.0 billion of senior notes resulting in $1,990 million of proceeds, net of discount. Also in 2009, DIRECTV U.S. purchased and redeemed its then outstanding $910 million 8.375% senior notes, resulting in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $29 million resulted from a premium paid for the redemption and $5 million resulted from the write-off of deferred debt issuance costs and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        In 2008, DIRECTV U.S. issued $1.5 billion in senior notes, and borrowed $1 billion under a new Term Loan of its senior secured credit facility, resulting in proceeds, net of discount, of $2,490 million.

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the year ended December 31, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May, 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S.

DIRECTV

dollar). As a result, we recorded a $22 million charge in 2010, a $213 million charge in 2009 and a $29 million charge in 2008 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and we therefore realized lower charges for the repatriation of cash in 2010 and our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated cash of $169 million at December 31, 2010, as compared to $33 million at December 31, 2009, based on the official exchange rate.

        See "Liquidity and Capital Resources" below for additional information.

Sky Brazil Functional Currency

        Based on cumulatively significant changes in economic facts and circumstances, we determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, changes in exchange rates result in gain or losses, which we record in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil.

Other Than Temporary Impairment

        In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments in "Other, net" in the Consolidated Statements of Operations.

Share Repurchase Program

        Since 2006 our Board of Directors approved multiple authorizations for the repurchase of our common stock. The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2010	2009	2008
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,179	$1,696	$3,174
Average price per share	38.20	23.79	24.12
Number of shares repurchased and retired	136	71	131

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

DIRECTV

maintaining and insuring our satellites. Also included are engineering expenses associated with deterring theft of our signal.

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States and the other countries in which we operate are continuing to undergo a period of economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results or our business generally.

DIRECTV

        DIRECTV U.S.    Our revenue growth is generated by both increases in the average monthly rates we earn from subscribers, or ARPU, and increases in the total number of subscribers. In 2011, we expect revenue growth in the mid to high single digit percentage range.

        In 2011, we expect that the anticipated growth in revenues will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range.

        In 2011, we expect capital expenditures to be slightly higher than in 2010.

        DIRECTV Latin America.    In 2011, we expect revenue and operating profit before depreciation and amortization growth of approximately 20%.

        In 2011, we expect capital expenditures in Latin America to exceed 2010 capital expenditures due to higher gross subscriber additions, increased sales of advanced products and other infrastructure projects.

        DIRECTV.    At the consolidated DIRECTV level, we anticipate 2011 free cash flow, or cash provided by operating activities less capital expenditures, to be lower than in 2010. The anticipated improvement in operating profit before depreciation and amortization is expected to be offset by an increase in cash paid for income taxes, higher capital expenditures and higher expected interest expense.

        Diluted earnings per common share is expected to grow in 2011 as a result of the anticipated growth in income from continuing operations resulting from higher operating profit before depreciation and amortization, lower depreciation and amortization and a continued decline in weighted average common shares outstanding due to anticipated share repurchases, partially offset by increased income tax and interest expense.

RESULTS OF OPERATIONS

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$20,268	$18,671	$1,597	8.6%
DIRECTV Latin America	3,597	2,878	719	25.0%
Sports Networks, Eliminations and Other	237	16	221	NM *

Total Revenues	$24,102	$21,565	$2,537	11.8%

*
Percentage not meaningful.

        The increase in our total revenues was due to subscriber growth and higher ARPU at DIRECTV U.S., subscriber growth at DIRECTV Latin America, as well as the revenue generated by DIRECTV Sports Networks which we acquired in November 2009.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,216	$4,685	$531	11.3%
DIRECTV Latin America	1,164	697	467	67.0%
Sports Networks, Eliminations and Other	(2)	(69)	67	NM

Total operating profit before depreciation and amortization	$6,378	$5,313	$1,065	20.0%

DIRECTV

        The increase in total operating profit before depreciation and amortization was due to higher gross profit from the increase in revenues, lower charges in 2010 for foreign currency transactions at DIRECTV Latin America, offset by higher subscriber acquisition costs and upgrade and retention costs at both DIRECTV U.S and DIRECTV Latin America and higher general and administrative expenses at DIRECTV U.S.

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,290	$2,410	$880	36.5%
DIRECTV Latin America	623	331	292	88.2%
Sports Networks, Eliminations and Other	(17)	(68)	51	NM

Total operating profit	$3,896	$2,673	$1,223	45.8%

        The increase in our operating profit was primarily due to the changes in operating profit before depreciation and amortization discussed above and lower depreciation and amortization expense at DIRECTV U.S. due to the completion of amortization of intangible assets and declining subscriber equipment capitalization, partially offset by increased depreciation at DIRECTV Latin America due to increased subscriber equipment capitalization.

        Interest income.    Interest income was $39 million in 2010 and $41 million in 2009.

        Interest expense.    The increase in interest expense to $557 million in 2010 from $423 million in 2009 was due to an increase in the average debt balances compared to 2009, partially offset by decreased interest rates. We capitalized interest costs of $6 million in 2010 and $18 million in 2009.

        Liberty transaction and related gains (charges).    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction. In 2009 we incurred $491 million in costs related to the Liberty Transaction, which is comprised of a $337 million premium paid to LEI shareholders, $111 million in net losses for the partial settlement and fair-value adjustments related to the equity collars and non-employee stock options and stock appreciation rights and $43 million of charges for transaction related costs.

        Other, net.    The significant components of "Other, net" were as follows:

	2010	2009	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$90	$51	$39
Net foreign currency transaction gain	11	62	(51)
Loss from impairment of investments	—	(45)	45
Fair-value adjustment loss on non-employee stock options	(11)	—	(11)
Loss on early extinguishment of debt	(16)	(34)	18
Net gain from sale of investments	6	—	6
Other	(11)	—	(11)

Total	$69	$34	$35

        In 2010, Other, net increased due primarily to increased equity in earnings of unconsolidated subsidiaries due to our investment in GSN, the recognition of a charge for the other than temporary impairment of investments in 2009, and reduced losses on the early extinguishment of debt in 2010, partially offset by lower foreign currency transaction gain related to net U.S. dollar denominated liabilities held by Sky Brazil and fair-value adjustment loss on non-employee stock options in connection with the Liberty Transaction completed in 2009.

        Income tax expense.    The increase of income tax expense to $1,202 million in 2010 from $827 million in 2009 is primarily due to an increase in income before taxes, partially offset by tax benefits associated with the release of valuation allowances in certain foreign subsidiaries, multi-state income tax planning and recognition of previously unrecognized tax benefits. The increase was also offset by higher tax expense in the prior year primarily attributable to the non deductibility of the Liberty Transaction charge for tax purposes.

        Noncontrolling interests in net earnings of subsidiaries.    We recognized noncontrolling interest in net earnings of subsidiaries of $114 million in

DIRECTV

2010 and $65 million in 2009 at Sky Brazil. Noncontrolling interest in net earnings of subsidiaries in 2010 increased due to higher net income at Sky Brazil and a net tax benefit attributable to the noncontrolling interest resulting from the release of a deferred income tax asset valuation allowance.

        Earnings Per Share.    Class A common stock earnings per share (DIRECTV Group common stock for the period January 1, 2009 through November 19, 2009) and weighted shares outstanding were as follows for the years ended December 31:

	2010	2009
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$2.31	$0.96
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	2.30	0.95
Weighted average number of Class A common shares outstanding
Basic	870	982
Diluted	876	989

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV, the charge recorded for the Liberty Transaction in 2009 and a reduction in weighted shares outstanding resulting from our share repurchase program and the effect of the Liberty Transaction, partially offset by the $160 million inducement in 2010 paid in connection with the Malone Transaction.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$20,268	$18,671	$1,597	8.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,699	8,027	672	8.4%
Subscriber service expenses	1,340	1,268	72	5.7%
Broadcast operations expenses	273	274	(1)	(0.4)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,631	2,478	153	6.2%
Upgrade and retention costs	1,106	1,045	61	5.8%
General and administrative expenses	1,003	894	109	12.2%
Depreciation and amortization expense	1,926	2,275	(349)	(15.3)%

Total operating costs and expenses	16,978	16,261	717	4.4%

Operating profit	$3,290	$2,410	$880	36.5%

Other data:
Operating profit before depreciation and amortization	$5,216	$4,685	$531	11.3%
Total number of subscribers (000's)	19,223	18,560	663	3.6%
ARPU	$89.71	$85.48	$4.23	4.9%
Average monthly subscriber churn %	1.53%	1.53%	—	0.0%
Gross subscriber additions (000's)	4,124	4,273	(149)	(3.5)%
Subscriber disconnections (000's)	3,461	3,334	127	3.8%
Net subscriber additions (000's)	663	939	(276)	(29.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$796	$712	$84	11.8%

        Subscribers.    In 2010, gross subscriber additions decreased primarily due to the impact of the transition to digital broadcast in 2009 and lower additions from our regional telco partners as a result of a more challenging

DIRECTV

competitive environment. Net subscriber additions decreased from 2009 due to the decrease in gross additions and higher subscriber disconnections associated with the larger subscriber base. Average monthly subscriber churn remained unchanged from 1.53% in 2009.

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher HD and DVR service fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs and higher general and administrative expenses.

        Broadcast programming and other costs increased due to the larger number of subscribers in 2010 and annual program supplier rate increases. Subscriber service expenses increased primarily due to a larger subscriber base in 2010 and costs associated with service quality improvement initiatives.

        Subscriber acquisition costs increased from 2009 primarily due to higher subscriber demand for advanced products as well as increased dealer commissions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to higher subscriber demand for advanced products and increased dealer commissions compared to 2009. Under our lease program, we capitalized $651 million of set-top receivers in 2010 and $564 million in 2009 for new subscriber acquisitions.

        Upgrade and retention costs increased in 2010 due to increased marketing costs and costs related to advanced product upgrades. Under our lease program we capitalized $316 million of set-top receivers in 2010 and $419 million in 2009 for subscriber upgrades. The decrease in the capitalized amount of set-top receivers is due to a decrease in the cost of advanced products.

        General and administrative expenses increased in 2010 primarily due to increased labor and benefit costs related to higher incentive compensation and increased headcount as well as higher bad debt expense associated with higher revenue.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization and lower depreciation and amortization expense in 2010 as a result of decreased subscriber equipment capitalization and completion of the amortization of subscriber related and orbital slot intangible assets.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,597	$2,878	$719	25.0%
Operating profit before depreciation and amortization	1,164	697	467	67.0%
Operating profit	623	331	292	88.2%
Other data:
ARPU	$57.95	$57.12	$0.83	1.5%
Average monthly subscriber churn %	1.77%	1.75%	—	1.1%
Total number of subscribers (000's) (1)	5,808	4,588	1,220	26.6%
Gross subscriber additions (000's)	2,318	1,575	743	47.2%
Net subscriber additions (000's)	1,220	692	528	76.3%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform. Net subscriber additions and churn exclude the effect of the migration of approximately 3,000 subscribers to Sky Mexico and the migration of approximately 16,000 subscribers from a local pay television service provider to Sky Brazil in 2009.

        Gross subscriber additions increased in 2010 principally due to continued strong demand for advanced products and prepaid services, the effect of the FIFA World Cup soccer tournament as well as targeted customer promotions aimed at the middle-market segments. The increase in net subscriber additions was due to higher gross subscriber additions primarily in Brazil, Argentina, Colombia, Ecuador and Chile.

DIRECTV

        Revenues increased in 2010 primarily due to strong subscriber growth. ARPU increased mainly due to price increases and higher fees for HD and DVR services, partially offset by the effect of the devaluation in Venezuela and the increased penetration of the middle-market segment.

        The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, coupled with lower general and administrative expenses primarily due to a decrease of $191 million in the charges related to the exchange of Venezuelan currency. This was partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions.

        The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Operating loss from Sports Networks, Elimination and Other decreased to $17 million in 2010 from $68 million in 2009. Sports Networks, Eliminations and Other primarily consisted of corporate operating costs until November 19, 2009 when we completed the Liberty Transaction and acquired the RSNs.

Year Ended December 31, 2009 Compared with the Year Ended December 31, 2008

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2009	2008	$	%
	(Dollars in Millions)
DIRECTV U.S.	$18,671	$17,310	$1,361	7.9%
DIRECTV Latin America	2,878	2,383	495	20.8%
Sports Networks, Eliminations and Other	16	—	16	NM

Total Revenues	$21,565	$19,693	$1,872	9.5%

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

        Interest expense.    The increase in interest expense to $423 million in 2009 from $360 million in 2008 was due to an increase in the average debt balance compared to 2008, partially offset by decreased interest rates. We capitalized $18 million of interest costs in both 2009 and 2008.

        Liberty transaction and related gains (charges).    In 2009 we incurred $491 million in costs related to the Liberty Transaction, which is comprised of a $337 premium paid to LEI shareholders, $111 million in net losses for the partial settlement and fair-value adjustments related to the equity collars and non-employee stock options and stock appreciation rights and $43 million of charges for transaction related costs.

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

        Earnings Per Share.    Class A common stock earnings per share (DIRECTV Group common stock for the period January 1, 2008 through

DIRECTV

November 19, 2009) and weighted shares outstanding were as follows for the years ended December 31:

	2009	2008
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$0.96	$1.37
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	0.95	1.37
Weighted average number of Class A common shares outstanding
Basic	982	1,110
Diluted	989	1,114

        The decreases in basic and diluted earnings per share for Class A common stock were due to lower net income attributable to DIRECTV, which was primarily due to the charge recorded for the Liberty Transaction in 2009, partially offset by the reduction in weighted shares outstanding resulting from our share repurchase program and the effect of the Liberty Transaction.

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

DIRECTV

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

DIRECTV

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. Additionally, from 2008 to 2010 we completed multiple financing transactions that have resulted in approximately $10.5 billion of net cash proceeds. We have also experienced significant growth in net cash provided by operating activities and free cash flow. We expect that net cash provided by operating activities will continue to grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, in February 2011, DIRECTV U.S. entered into a new $2 billion revolving credit facility, which is available until 2016. We may borrow under this facility to fund share repurchases or to fund strategic investment opportunities should they arise.

        At December 31, 2010, our cash and cash equivalents totaled $1.5 billion compared with $2.6 billion at December 31, 2009.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.96 at December 31, 2010 and 0.89 at December 31, 2009. Working capital improved by $449 million to a $197 million deficit at December 31, 2010 from a deficit of $646 million at December 31, 2009. The improvement during the period was mostly due to the decrease in our current debt balance due to the repayment of debt and the related equity collars as part of the Liberty Transaction.

DIRECTV

Summary Cash Flow Information

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Net cash provided by operating activities	$5,206	$4,431	$3,910
Net cash used in investing activities	(3,099)	(2,194)	(2,388)
Net cash used in financing activities	(3,210)	(1,637)	(600)
Free cash flow:
Net cash provided by operating activities	$5,206	$4,431	$3,910
Less: Cash paid for property, equipment and satellites	(2,416)	(2,071)	(2,229)

Free cash flow	$2,790	$2,360	$1,681

Cash Flows Provided By Operating Activities

        The increases in net cash provided by operating activities in 2010 and 2009 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues. Cash paid for income taxes was $705 million in 2010, $484 million in 2009 and $706 million in 2008. The increase in cash paid for income taxes in 2010 resulted mainly from increased income from continuing operations and prior year tax credits taken in 2009.

Cash Flows Used In Investing Activities

        During 2008 and 2009, we experienced a reduction in set-top receiver costs and benefited from the use of refurbished set-top receivers from the DIRECTV U.S. lease program, which resulted in a reduction in capital expenditures for property and equipment in 2008 and 2009. From 2009 to 2010, capital expenditures for set-top receivers at DIRECTV U.S. remained relatively consistent.

        During 2008, 2009 and 2010, DIRECTV U.S. was in the process of constructing three satellites. Two of those satellites have been completed and placed into service. We expect to place the third satellite in service in the second half of 2013.

        Capital expenditures in Latin America for set-top receivers provided to subscribers increased during 2008, 2009 and 2010. Part of our business strategy in Latin America is to increase advanced product and multi-box installations; therefore, our capital expenditures in Latin America are expected to continue to increase.

        Additionally, in 2010, we paid $617 million for investments in companies, net of cash acquired, primarily for the purchase of Globo's approximate 19% interest in Sky Brazil. We paid $37 million in 2009 and $204 million in 2008 for investments, net of cash acquired, in various other companies and $97 million, net of cash acquired, as part of the Liberty Transaction in 2009. These transactions are described in Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future.

Cash Flows Used in Financing Activities

        Under stock repurchase plans approved by our Board of Directors, we completed the repurchase of our Class A common stock as follows: $5,111 million in 2010, $1,696 million during 2009 and $3,174 million during 2008. In the first quarter of 2011, we announced a new repurchase program authorization of $6 billion. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings.

        During 2010, we had $5,978 million of net cash proceeds from the issuance of senior notes. We also repaid $2,323 million of our long-term debt, and paid approximately $1,537 million to settle the debt and related equity collars assumed as part of the Liberty Transaction. During 2009, we had $1,990 million of net cash proceeds from the issuance of senior notes. We also repaid $1,018 million of our long-term debt, and paid approximately $751 million to settle a portion of the debt and related equity collars assumed as part of the Liberty Transaction. In 2008, we had

DIRECTV

$2,490 million of net cash proceeds from the issuance of senior notes and borrowings under DIRECTV U.S.' senior secured credit facility. We also repaid $53 million of our long-term debt during 2008.

        We anticipate additional borrowings in the future in order to achieve our target of outstanding long-term debt of 2.5 times DIRECTV U.S. operating profit before depreciation and amortization.

Free Cash Flow

        Free cash flow increased in 2010 as compared to 2009 due to an increase in net cash provided by operating activities described above, partially offset by an increase in capital expenditures. The increase in capital expenditures resulted primarily from an increase in subscriber leased equipment, satellite and other infrastructure at DTVLA.

Debt

        At December 31, 2010, we had $10,510 million in total outstanding borrowings, bearing a weighted average interest rate of 5.4%. Our outstanding borrowings primarily consist of notes payable issued by DIRECTV U.S. as more fully described in Note 9 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our notes payable and short-term borrowings mature as follows: $38 million in 2011, $1,000 million in 2014, $2,200 million in 2015 and $7,300 million thereafter.

Revolving Credit Facility

        In February 2011, DIRECTV U.S.' senior secured credit facility was terminated and replaced by a new 5 year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis.

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. As of February 7, 2011, the closing date of the revolving credit facility, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

        National Football League Strike or Lockout.    DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL for such season. DIRECTV U.S. subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues as well as our continuing obligation to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if the entire season is cancelled, but in the near term a strike or lockout could have a material

DIRECTV

adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue, as well as possibly resulting in reduced subscriber additions and higher churn.

        Venezuela devaluation and exchange controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the year ended December 31, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge in 2010, a $213 million charge in 2009 and a $29 million charge in 2008 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $169 million at December 31, 2010, as compared to $33 million at December 31, 2009 using the official exchange rate.

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

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. We expect to continue our practice of repatriating cash generated in Venezuela in excess of local operating requirements. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of December 31, 2010, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $85 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities, including cash of $169 million as of December 31, 2010.

        Income taxes.    During 2010, we entered into an agreement with a former owner to settle certain tax contingencies. As a result of this settlement we recorded a benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010.

        Globo.    As discussed in Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, Globo has the right to exchange its remaining Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to

DIRECTV

pay the consideration in cash, shares of our common stock, or a combination of both.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations", "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, or satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under its revolving credit facility is contingent upon DIRECTV U.S. meeting a financial and other covenants associated with its facility as more fully described above.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2010, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 9) (a)	$16,788	$613	$1,154	$2,053	$12,968
Purchase obligations (Note 19) (b)	9,001	2,029	3,780	2,182	1,010
Operating lease obligations (Note 19) (c)	434	77	123	82	152
Capital lease obligations (Note 11)	877	95	183	164	435
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP (Note 19) (d)	136	136	—	—	—

Total	$27,236	$2,950	$5,240	$4,481	$14,565

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2010, however, the obligations do not reflect potential prepayments required under its indentures.

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

DIRECTV

(c)
Certain of the operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $362 million as of December 31, 2010. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2010, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $85 million primarily related to insurance deductibles.

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

DIRECTV

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers at DIRECTV U.S. over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimated useful life of our set-top receivers and it is possible that we may change the useful life of set-top receivers at DIRECTV U.S. in the near term. If we had changed the depreciable life of DIRECTV U.S.' set-top receivers as of January 1, 2010 to four years, annual depreciation for 2010 would have decreased by over $300 million.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2010, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2010, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 6 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

        The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. Estimation of future cash flows requires significant judgment about future operating results, and can vary significantly from one evaluation to the next. Risk adjusted discount rates are not fixed and are subject to change over time. As a result, changes in estimated future cash flows and/or changes in discount rates could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated financial statements.

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2010, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on our net assets would be a loss of $121 million, net of taxes, at December 31, 2010, a significant portion of which would be recorded in "Foreign currency translation activity during the period" in our Consolidated Statement of Changes in Stockholders' Equity.

Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $10,510 million at December 31, 2010, which mostly consisted of DIRECTV U.S.' fixed rate borrowings.

***

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV ("the Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders' equity (deficit), comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV at December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2011

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$24,102	$21,565	$19,693
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	10,074	9,064	8,298
Subscriber service expenses	1,681	1,525	1,290
Broadcast operations expenses	350	341	360
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	3,005	2,773	2,429
Upgrade and retention costs	1,169	1,092	1,058
General and administrative expenses	1,445	1,457	1,243
Depreciation and amortization expense	2,482	2,640	2,320

Total operating costs and expenses	20,206	18,892	16,998

Operating profit	3,896	2,673	2,695
Interest income	39	41	81
Interest expense	(557)	(423)	(360)
Liberty transaction and related gains (charges)	67	(491)	—
Other, net	69	34	55

Income from continuing operations before income taxes	3,514	1,834	2,471
Income tax expense	(1,202)	(827)	(864)

Income from continuing operations	2,312	1,007	1,607
Income from discontinued operations, net of taxes	—	—	6

Net income	2,312	1,007	1,613
Less: Net income attributable to noncontrolling interest	(114)	(65)	(92)

Net income attributable to DIRECTV	$2,198	$942	$1,521

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Net income attributable to common stockholders:
Income from continuing operations, net of taxes, attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the year ended December 31, 2008 and the period January 1, 2009 through November 19, 2009)	$2,014	$942	$1,515
Income from continuing operations, net of taxes, attributable to DIRECTV Class B common stockholders, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010	184	—	—
Income from discontinued operations, net of taxes	—	—	6

Net income attributable to DIRECTV	$2,198	$942	$1,521

Basic earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common shares for the year ended December 31, 2008 and for the period January 1, 2009 through November 19, 2009):

Income from continuing operations	$2.31	$0.96	$1.36
Income from discontinued operations, net of taxes	—	—	0.01

Net income	$2.31	$0.96	$1.37

Diluted earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common shares for the year ended December 31, 2008 and for the period January 1, 2009 through November 19, 2009):

Income from continuing operations	$2.30	$0.95	$1.36
Income from discontinued operations, net of taxes	—	—	0.01

Net income	$2.30	$0.95	$1.37

Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010:

Income (loss) from continuing operations	$8.44	$(0.02)	$—
Weighted average number of Class A common shares outstanding (in millions)
Basic	870	982	1,110
Diluted	876	989	1,114
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions)
Basic	22	22	—
Diluted	22	22	—
Weighted average number of total common shares outstanding (in millions):
Basic	880	985	1,110
Diluted	886	992	1,114

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,502	$2,605
Accounts receivable, net	2,001	1,625
Inventories	247	212
Deferred income taxes	53	217
Prepaid expenses and other	450	396

Total current assets	4,253	5,055
Satellites, net	2,235	2,338
Property and equipment, net	4,444	4,138
Goodwill	4,148	4,164
Intangible assets, net	1,074	1,131
Investments and other assets	1,755	1,434

Total assets	$17,909	$18,260

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$3,926	$3,757
Unearned subscriber revenues and deferred credits	486	434
Current portion of long-term debt	38	1,510

Total current liabilities	4,450	5,701
Long-term debt	10,472	6,500
Deferred income taxes	1,670	1,070
Other liabilities and deferred credits	1,287	1,678
Commitments and contingencies
Redeemable noncontrolling interest	224	400
Stockholders' equity (deficit)
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 808,447,044 and 911,377,919 shares issued and outstanding of DIRECTV Class A common stock at December 31, 2010 and December 31, 2009, respectively and $0.01 par value, 30,000,000 shares authorized, none and 21,809,863 shares issued and outstanding of DIRECTV Class B common stock at December 31, 2010 and December 31, 2009, respectively	5,563	6,689
Accumulated deficit	(5,730)	(3,722)
Accumulated other comprehensive loss	(27)	(56)

Total stockholders' equity (deficit)	(194)	2,911

Total liabilities and stockholders' equity (deficit)	$17,909	$18,260

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

	The DIRECTV Group, Inc. Common Shares	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity (Deficit)	Redeemable Non-controlling Interest	Net Income
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2008	1,148,268,203	—	—	$9,029	$(2,995)	$(21)	$6,013	$300
Net Income					1,521		1,521	92	$1,613
Stock repurchased and retired	(131,476,804)			(1,089)	(2,085)		(3,174)
Stock options exercised and restricted stock units vested and distributed	7,390,644			105			105
Share-based compensation expense				51			51
Tax benefit from share-based compensation				15			15
Capital contribution				160			160
Adjustment to the fair value of redeemable noncontrolling interest				67			67	(67)
Other				(20)			(20)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(87)	(87)
Unrealized losses on securities, net of tax						(20)	(20)

Balance at December 31, 2008	1,024,182,043	—	—	8,318	(3,559)	(128)	4,631	325
Net Income					942		942	65	$1,007
Stock repurchased and retired	(71,242,534)			(591)	(1,105)		(1,696)
Stock options exercised and restricted stock units vested and distributed	4,191,329	1,898,770		35			35
Liberty Transaction	(957,130,838)	909,479,149	21,809,863	(1,145)			(1,145)
Share-based compensation expense				55			55
Tax benefit from share-based compensation				29			29
Adjustment to the fair value of redeemable noncontrolling interest				(16)			(16)	16
Other				4			4
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(2)	(2)
Cumulative effect of change in functional currency at Sky Brazil						(112)	(112)
Foreign currency translation activity during the period						179	179	(6)
Unrealized gains on securities, net of tax						7	7

Balance at December 31, 2009	—	911,377,919	21,809,863	6,689	(3,722)	(56)	2,911	400
Net Income					2,198		2,198	114	$2,312
Stock repurchased and retired		(135,528,774)		(973)	(4,206)		(5,179)
Stock options exercised and restricted stock units vested and distributed		6,050,275		(30)			(30)
Malone Transaction		26,547,624	(21,809,863)
Share-based compensation expense				82			82
Tax benefit from share-based compensation				38			38
Dividends paid by subsidiary to redeemable noncontrolling interest								(15)
Acquisition of noncontrolling interest, including related deferred income taxes				79			79	(605)
Adjustment to the fair value of redeemable noncontrolling interest				(323)			(323)	323
Other				1			1
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						8	8
Foreign currency translation activity during the period						20	20	7
Unrealized gains on securities, net of tax:
Unrealized gains on securities						4	4
Less: reclassification adjustment for net gains recognized during period						(3)	(3)

Balance at December 31, 2010	—	808,447,044	—	$5,563	$(5,730)	$(27)	$(194)	$224

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Net income	$2,312	$1,007	$1,613
Other comprehensive income (loss):
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax	8	(2)	(87)
Foreign currency translation adjustments
Cumulative effect of change in functional currency at Sky Brazil	—	(112)	—
Foreign currency translation activity during the period	20	179	—
Unrealized gains (losses) on securities, net of taxes:
Unrealized gains on securities	4	7	(20)
Less: reclassification adjustment for net gains recognized during period	(3)	—	—

Comprehensive income	2,341	1,079	1,506
Comprehensive income attributable to noncontrolling interests	(121)	(59)	(92)

Comprehensive income attributable to DIRECTV	$2,220	$1,020	$1,414

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,312	$1,007	$1,613
Income from discontinued operations, net of taxes	—	—	(6)

Income from continuing operations	2,312	1,007	1,607
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,482	2,640	2,320
Amortization of deferred revenues and deferred credits	(36)	(48)	(104)
Share-based compensation expense	82	55	51
Equity in earnings from unconsolidated affiliates	(90)	(51)	(55)
Dividends received	78	94	35
Net loss from impairment of investments	—	45	—
Net foreign currency transaction charges	(11)	(62)	—
Liberty transaction and related (gains) charges	(67)	491	—
Deferred income taxes	375	441	107
Other	60	48	31
Change in operating assets and liabilities:
Accounts receivable	(391)	(141)	95
Inventories	(35)	(12)	18
Prepaid expenses and other	(4)	(5)	(96)
Accounts payable and accrued liabilities	437	(215)	(23)
Unearned subscriber revenues and deferred credits	52	55	8
Other, net	(38)	89	(84)

Net cash provided by operating activities	5,206	4,431	3,910

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,303)	(2,012)	(2,101)
Cash paid for satellites	(113)	(59)	(128)
Cash paid for Liberty transaction, net of cash acquired	—	(97)	—
Investment in companies, net of cash acquired	(617)	(37)	(204)
Other, net	(66)	11	45

Net cash used in investing activities	(3,099)	(2,194)	(2,388)

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Cash Flows From Financing Activities
Cash proceeds from debt issuance	5,978	1,990	2,490
Debt issuance costs	(44)	(14)	(19)
Repayment of long-term debt	(2,323)	(1,018)	(53)
Proceeds from short-term borrowings	38	—	—
Repayment of collar loan and equity collars	(1,537)	(751)	—
Repayment of other long-term obligations	(127)	(116)	(117)
Common shares repurchased and retired	(5,111)	(1,696)	(3,174)
Capital contribution	—	—	160
Stock options exercised	38	35	105
Taxes paid in lieu of shares issued for share-based compensation	(118)	(72)	—
Excess tax benefit from share-based compensation	11	5	8
Dividends paid to redeemable noncontrolling interest	(15)	—	—

Net cash used in financing activities	(3,210)	(1,637)	(600)

Net increase (decrease) in cash and cash equivalents	(1,103)	600	922
Cash and cash equivalents at beginning of the year	2,605	2,005	1,083

Cash and cash equivalents at end of the year	$1,502	$2,605	$2,005

Supplemental Cash Flow Information
Cash paid for interest	$460	$412	$334
Cash paid for income taxes	705	484	706

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and/or distributing digital entertainment programming via satellite to residential and commercial subscribers. Since November 19, 2009, we also operate three regional sports networks and own a 65% interest in Game Show Network LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.   DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America, or DTVLA, is a leading provider of DTH digital television services throughout Latin America. DTVLA is comprised of: PanAmericana, which provides services in Venezuela, Argentina, Chile, Colombia, Puerto Rico and certain other countries in the region; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Revenue Recognition

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, our published programming guide, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Cash and Cash Equivalents

        Cash and cash equivalents consist of cash on deposit and highly liquid investments we purchase with original maturities of three months or less.

Inventories

        We state inventories at the lower of average cost or market. Inventories consist of finished goods for DIRECTV System equipment and DIRECTV System access cards.

Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

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

Investments and Financial Instruments

        We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and they are carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of OCI. We regularly review our investments to determine whether a decline in fair value below the cost basis is "other-than-temporary." We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of "Other, net" and record it as a reclassification adjustment from OCI.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2010 and 2009.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to certain employees and directors.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statement of Operations at such time that the benefit is effectively settled.

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising expenses, net of payments received from programming content providers for marketing support, were $342 million in 2010, $317 million in 2009 and $301 million in 2008.

Market Concentrations and Credit Risk

        We sell programming services and extend credit, in amounts generally not exceeding $200 each, to a large number of individual residential subscribers throughout the United States and most of Latin America. As applicable, we maintain allowances for anticipated losses.

Fair Value Measurement

        We determine the fair value measurements of assets and liabilities based on the three level valuation hierarchy established for classification of fair value measurements. The valuation hierarchy is based on the transparency of inputs to the valuation of an asset or liability as of the measurement date. Inputs refer broadly to the assumptions that market participants would use in pricing an asset or liability and may be observable or unobservable. The three level hierarchy of inputs is as follows:

  Level 1: Valuation is based on quoted market prices in active markets for identical assets or liabilities.

  Level 2: Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable, for substantially the full term of the asset or liability.

  Level 3: Valuation is based upon other unobservable inputs that are not corroborated by market data.

Accounting Changes

        Consolidation of Variable Interest Entities.    On January 1, 2010, we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to consolidation accounting standards for variable interest entities, or VIEs. The new standard replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity. Instead, the new approach is qualitative and focused on identifying which enterprise has the power to direct the activities of a VIE that most significantly impact the entity's performance and (1) the obligation to absorb the losses of an entity or (2) the right to receive benefits from the entity. As a result of the changed requirements, it is possible that an entity's previous assessment of a VIE will change, and the standard now requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE. The adoption of these changes on January 1, 2010 did not have an effect on our consolidated results of operations and financial position.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

presented using net income as calculated pursuant to the new accounting requirements.

        On January 1, 2009 we adopted the revisions made by the SEC to accounting standards regarding the financial statement classification and measurement of equity securities that are subject to mandatory redemption requirements or whose redemption is outside the control of the issuer. The revisions to the accounting guidance require that redeemable noncontrolling interests, such as Globo Comunicacoes e Participacoes S.A.'s, or Globo's, redeemable noncontrolling interest in Sky Brazil described in Note 19 of the Notes to the Consolidated Financial Statements that are redeemable at the option of the holder be recorded outside of permanent equity at fair value, and the redeemable noncontrolling interests be adjusted to their fair value at each balance sheet date. Adjustments to the carrying amount of a redeemable noncontrolling interest are recorded to retained earnings (or additional paid-in-capital in the absence of retained earnings). As a result of the adoption of this accounting requirement, we have reported Globo's redeemable noncontrolling interest in Sky Brazil in "Redeemable noncontrolling interest" at fair value in the Consolidated Balance Sheets for each period presented. See Note 19 for additional information.

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

        Sky Brazil Functional Currency.    Based on cumulatively significant changes in economic facts and circumstances, we have determined that the local Brazilian currency should be the functional currency of Sky Brazil for purposes of financial statement translation beginning in the second quarter of 2009. As a result of this change in functional currency, on April 1, 2009 we recorded a $165 million decrease to previously reported values for nonmonetary assets and a $53 million increase in our related deferred income tax assets and liabilities, and an offsetting $112 million decrease to the "Cumulative translation adjustment", a component of "Accumulated other comprehensive loss" in stockholders' equity in the Consolidated Balance Sheets. In addition, as a result of this change in functional currency, changes in exchange rates will result in gains or losses, which will be recorded in "Other, net" in the Consolidated Statements of Operations related to the revaluation of U.S. dollar denominated monetary assets and liabilities, such as cash deposits, notes payable and capital lease obligations held by Sky Brazil. During 2009, we recorded a net foreign currency transaction gain of $62 million in "Other, net" in the Consolidated Statements of Operations related to U.S. dollar denominated monetary assets and liabilities held by Sky Brazil.

New Accounting Standards

        Multiple Element Revenue Arrangements.    In September 2009, the FASB approved a revised standard for revenue arrangements with multiple deliverables. Under the revised standard, the criteria for determining whether a deliverable should be considered a separate unit of accounting has changed to remove a limitation for separation to only items with objective and reliable evidence of fair value. Instead, the revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable. The standard also includes additional disclosure requirements

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

for revenue arrangements for multiple deliverables. We do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2011.

Note 3: Acquisitions

  Globo Transaction

        In connection with our acquisition of Sky Brazil in 2006, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178,830,000 shares representing approximately 19% of the ownership interests in Sky Brazil. In accordance with our agreement, Globo will have the right to exchange all (but not less than all) of its remaining equity interest in Sky Brazil until January 2014.

        As a result of Globo's notice, the fair value of the approximate 19% interest was determined to be $605 million by an independent investment bank according to a process specified by Globo and us in the related agreement. During the fourth quarter of 2010, we paid the purchase price in cash, which was recorded as a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheet, for their approximate 19% interest in Sky Brazil. In addition, we recorded $79 million of net deferred tax assets related to the acquisition of this interest as an offset to "Additional paid in capital" in the Consolidated Balance Sheets. We and our subsidiaries now own approximately 93% of Sky Brazil and Globo owns the remaining 7%.

  Liberty Transaction

        On November 19, 2009, DIRECTV Group and Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

        DIRECTV Group entered into the Liberty Transaction to eliminate the approximate 57% ownership interest in DIRECTV Group held by Liberty Media, thereby reducing the concentration of voting power in a single stockholder or group of affiliated stockholders. The merger also resulted in greater liquidity of the DIRECTV common stock, greater operating and governance independence and the elimination of the risk that Liberty could transfer control of DIRECTV without DIRECTV public stockholders participating in any control premium.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The following table sets forth the final allocation of the purchase price to the LEI net liabilities assumed on November 19, 2009 (dollars in millions):

Total current assets	$244
Property and equipment	5
Goodwill	295
Investments and other assets	754

Total assets acquired	$1,298

Total current liabilities	$2,492
Other liabilities	259

Total liabilities assumed	$2,751

Net liabilities assumed	$1,453

        Costs incurred to complete the transaction, including legal, accounting, financial printing, investment banking and other costs, totaled $43 million and have been included as an expense in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        We currently expect that none of the goodwill will be deductible for tax purposes. Goodwill is primarily related to the value of the three regional sports networks' intangibles that do not qualify for separate recognition, such as exploitable advertising space, assembled production and distribution networks and assembled workforces.

        The exchange ratio of LEI common stock to DIRECTV Group common stock was determined in a manner such that LEI stockholders as a group received a premium in the form of a larger economic interest in DIRECTV than would have been otherwise determined based on the relative fair values of DIRECTV Group and LEI. This premium, calculated as the value of the economic interest in DIRECTV distributed to LEI stockholders based on the fair value of the merged assets of DIRECTV as of November 19, 2009, in excess of the acquisition date fair value of the assets and liabilities of LEI, amounted to $337 million and has been expensed as a disproportionate distribution upon completion of the mergers in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        The premium was calculated as follows (dollars in millions):

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

        Also, the assumed indebtedness included related equity collars which were in a liability position with an estimated negative fair value of approximately $369 million as of the acquisition date. We completed settlement of those equity collars during the first quarter of 2010. We

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

accounted for the derivative financial instruments of the equity collars acquired as a net asset or liability at fair value.

        For the year ended December 31, 2010, amounts recorded as "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars. See Note 9 for additional information regarding the indebtedness and equity collars.

        For the year ended December 31, 2009, amounts charged to "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations totaled $491 million, and include the $337 million premium, $111 million of net losses recorded for the partial settlement and fair value adjustment of the equity collars and non-employee stock based awards from the acquisition date to December 31, 2009 and the $43 million of acquisition related costs.

        Cash paid, net of cash acquired in connection with the transaction was $97 million and includes a $226 million repayment of LEI's existing loan from Liberty at the close of the transaction and $43 million of cash paid for transaction costs, partially offset by $120 million in cash at LEI, and $56 million of cash at the regional sports networks.

        We assigned $228 million to definite lived intangible assets of the regional sports networks for affiliate and advertising relationships. The weighted average life of these intangibles is 19 years. These intangibles are included in the Trade name and other component of "Intangible assets, net" in the Consolidated Balance Sheets.

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and Liberty Entertainment for the years ended December 31, 2009 and 2008 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

	Years Ended December 31,
	2009	2008
	(Dollars in Millions)
Revenues	$21,753	$19,905
Net income attributable to DIRECTV	1,113	1,651

        180 Connect.    In July 2008, we acquired 100% of 180 Connect Inc.'s outstanding common stock and exchangeable shares. Simultaneously, in a separate transaction, UniTek USA, LLC acquired 100% of 180 Connect's cable service operating unit and operations in certain of our installation services markets in exchange for satellite installation operations in certain markets and $7 million in cash. These transactions provided us with ownership and control over a significant portion of DIRECTV U.S.' home service provider network. We paid $91 million in cash, net of the $7 million we received from UniTek USA, for the acquisition, including the equity purchase price, repayment of assumed debt and related transaction costs.

        We accounted for the 180 Connect acquisition using the purchase method of accounting, and began consolidating the results from the date of acquisition. The consolidated financial statements reflect the final allocation of the $91 million net purchase price to assets acquired and the liabilities assumed based on their estimated fair values at the date of acquisition using information currently available. The assets acquired included approximately $5 million in cash. The excess of the purchase price over the estimated fair values of the net assets has been recorded as goodwill, $28 million of which will be deductible for tax purposes.

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

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and 180 Connect for 2008 as if the acquisition had occurred as of the beginning of the respective periods, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had 180 Connect operated as part of us for each of the periods presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Year Ended December 31, 2008
(Dollars in Millions)
Revenues	$19,693
Net income	1,479

Note 4: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Subscriber	$1,302	$1,036
Trade and other	775	645

Subtotal	2,077	1,681
Less: Allowance for doubtful accounts	(76)	(56)

Accounts receivable, net	$2,001	$1,625

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2010	2009
		(Dollars in Millions)
Satellites	10-16	$3,233	$2,839
Satellites under construction	—	70	354

Total		3,303	3,193
Less: Accumulated depreciation		(1,068)	(855)

Satellites, net		$2,235	$2,338

Land and improvements	9-30	$43	$37
Buildings and leasehold improvements	2-40	365	361
Machinery and equipment	2-23	1,923	1,771
Capitalized software	3	1,889	1,566
Subscriber leased set-top receivers	3-7	6,971	5,636
Construction in-progress	—	290	360

Total		11,481	9,731
Less: Accumulated depreciation		(7,037)	(5,593)

Property and equipment, net		$4,444	$4,138

        We capitalized interest costs of $6 million in 2010, $18 million in 2009 and $18 million in 2008 as part of the cost of our property and satellites under construction. Depreciation expense was $2,292 million in 2010, $2,287 million in 2009 and $1,907 million in 2008.

        The following table sets forth the amount of DIRECTV U.S. set-top receivers capitalized, and depreciation expense recorded, under its lease program for each of the periods presented:

Capitalized subscriber leased equipment:	Years ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Subscriber leased equipment—subscriber acquisitions	$651	$564	$599
Subscriber leased equipment—upgrade and retention	316	419	537

Total subscriber leased equipment capitalized	$967	$983	$1,136

Depreciation expense—subscriber leased equipment	$1,145	$1,333	$1,100

        We depreciate capitalized set-top receivers at DIRECTV U.S. over a three year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimated useful life of our set-top receivers and it is possible that we may change the useful life of set-top receivers at DIRECTV U.S. in the near term. If we had changed the depreciable life of DIRECTV U.S.' set-top receivers as of January 1, 2010 to four years, annual depreciation for 2010 would have decreased by over $300 million.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 6: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2010 and 2009:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of January 1, 2009	$3,189	$564	$—	$3,753
Liberty Transaction	—	—	341	341
Foreign currency translation adjustment	—	92	—	92
Purchase or acquisition accounting adjustments:
New acquisitions	24	—	—	24
Finalization of prior acquisitions	(46)	—	—	(46)

Balance as of December 31, 2009	3,167	656	341	4,164
Foreign currency translation adjustment	—	21	—	21
Acquisition accounting adjustments	9	—	(46)	(37)

Balance as of December 31, 2010	$3,176	$677	$295	$4,148

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a replacement satellite in the event its existing leased satellite suffers a significant failure. The satellite was launched in March 2010 and we recorded the total obligations for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets, including payments made to date of $29 million. As of December 31, 2010, the remaining $87 million of required payments is recorded in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, the accrual of which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2010. The intangible asset is being amortized on a straight line basis over the 15 year period of the agreement.

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

	Estimated Useful Lives (years)	December 31, 2010			December 31, 2009
		Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432		$432	$432		$432
72.5° WL Orbital license	5	—	$—	—	208	$208	—
Satellite rights	15	124	6	118	—	—	—
Subscriber related	5-10	443	317	126	1,761	1,526	235
Dealer network	15	130	99	31	130	90	40
Trade name and other	5-20	384	41	343	370	17	353
Distribution rights	7	334	310	24	334	263	71

Total intangible assets		$1,847	$773	$1,074	$3,235	$2,104	$1,131

        Amortization expense of intangible assets was $190 million in 2010, $352 million in 2009 and $412 million in 2008.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $138 million in 2011; $91 million in 2012; $46 million in 2013; $38 million in 2014, $30 million in 2015 and $299 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2010, 2009 and 2008. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2010, 2009 or 2008. Additionally, there are no accumulated impairment losses as of December 31, 2010 and 2009.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 7: Investments

Equity Method Investments

        The following table sets forth the book value of our investments which we account for under the equity method of accounting:

	As of December 31,
	2010	2009
	(Dollars in Millions)
Sky Mexico	$501	$484
GSN	446	462
Other equity method investments	139	130

Total investments accounted for the equity method of accounting	$1,086	$1,076

        We paid cash of $11 million in 2009 and $96 million in 2008 to acquire interests in companies we account for under the equity method of accounting.

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the periods presented:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Sky Mexico	$33	$32	$63
GSN	33	—	—
Other	24	19	(8)

Total equity earnings for investments accounted for under the equity method of accounting	$90	$51	$55

        Sky Mexico.    DIRECTV accounts for the excess of the carrying value for its investment in Sky Mexico over DIRECTV's share of Sky Mexico's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $25 million in 2010, 2009 and 2008 of amortization on definite lived intangibles in equity earnings of Sky Mexico.

        Game Show Network.    As result of the Liberty Transaction on November 19, 2009, DIRECTV and Sony Pictures Entertainment, or Sony, a division of Sony Corporation of America, which is a subsidiary of Sony Corporation, own 65% and 35% of GSN, respectively. GSN owns and operates a basic cable network dedicated to game-related programming and Internet interactive game playing. Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment.

        DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $12 million in 2010 and $1 million in 2009 of amortization on definite lived intangibles in equity earnings of GSN.

        We received cash dividends of $78 million in 2010, $94 million in 2009 and $35 million in 2008 from companies that we account for under the equity method.

Other Investments

        We had investments in marketable equity securities of $29 million as of December 31, 2010 and $31 million as of December 31, 2009, which were stated at current fair value and classified as available-for-sale. We calculated the fair values based on quoted market prices of our investments, which is a Level 1 input under accounting standards for fair value measurement.

        Accumulated unrealized gains, net of taxes, included as part of accumulated other comprehensive income were $9 million as of December 31, 2010, $8 million as of December 31, 2009 and $1 million as of December 31, 2008.

        In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 8: Accounts Payable and Accrued Liabilities; Other Liabilities and Deferred Credits

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Programming costs	$1,751	$1,788
Accounts payable	951	582
Equity collars (see Note 9 for additional information)	—	400
Property and income taxes	217	157
Payroll and employee benefits	272	204
Interest payable	138	47
Other	597	579

Total accounts payable and accrued liabilities	$3,926	$3,757

        The following represent significant components of "Other liabilities and deferred credits" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Obligations under capital leases	$523	$537
Other accrued taxes	409	595
Pension and other postretirement benefits	106	135
Deferred credits	69	78
Programming costs	43	76
Other	137	257

Total other liabilities and deferred credits	$1,287	$1,678

        As of December 31, 2010, there were $30 million of amounts payable to vendors for property and equipment and $17 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2010.

Note 9: Debt

        The following table sets forth our outstanding debt:

	December 31,
	2010	2009
	(Dollars in Millions)
Senior notes	$10,472	$4,492
Senior secured credit facility, net of unamortized discount of $7 million as of December 31, 2009	—	2,316
Collar Loan	—	1,202
Other	38	—

Total debt	10,510	8,010
Less: Current portion of long-term debt	(38)	(1,510)

Long-term debt	$10,472	$6,500

        All of the senior notes and the senior secured credit facility were issued by DIRECTV U.S. The senior secured credit facility was secured by substantially all of DIRECTV U.S.' assets. As discussed below, in financing transactions in March and August 2010, DIRECTV U.S. repaid the remaining balance of the Term Loans under its senior secured credit facility, which was terminated in February 2011. As of February 7, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a new revolving credit facility discussed below.

  Collar Loan

        As part of the Liberty Transaction completed on November 19, 2009, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan.

        The equity collars, which used DIRECTV Group shares as the underlying security, were entered into by Liberty prior to the Liberty Transaction for the purpose of providing credit security to the lending bank

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

on the Collar Loan and, as a consequence, hedging Liberty's exposure to default on the Collar Loan by limiting Liberty's exposure to downward movements in the price of DIRECTV Group stock in exchange for Liberty's increased exposure to upward movements in the price of DIRECTV Group stock. As the derivative financial instruments were in respect of DIRECTV Group stock, the original hedging function of the equity collars ceased upon the completion of the Liberty Transaction by reason of the acquisition of the DIRECTV Group stock underlying the hedge by DIRECTV, and we became exposed to significant potential cash liability upon any upward movements in the price of DIRECTV Class A common stock.

        Thus, the equity collars, when acquired by DIRECTV in the Liberty Transaction, posed an unhedged risk of substantial economic loss upon upward movements in the price of DIRECTV Class A common stock, which was adverse to the company's short and long-term operational and stock price goals and was therefore an uneconomic and burdensome obligation to DIRECTV. Accordingly, in connection with the assumption of the Collar Loan, we agreed with the lending bank to promptly repay the Collar Loan and settle the equity collars. From the acquisition date to December 31, 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars. We also recorded a $105 million loss during the year ended December 31, 2009 in "Liberty transaction and related charges" in the Consolidated Statements of Operations related to the partial settlement of the collar and the adjustment of the remaining collar derivative financial instruments to their fair value as of December 31, 2009 to a liability of $400 million. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance of the loan and settle the equity collars, which had a fair value of $400 million as of December 31, 2009 and as a result, recorded a gain of $67 million in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations in 2010 related to the Collar Loan.

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

        See Note 3 for further discussion of the Liberty Transaction.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.125% senior notes due in 2016	$750	$750
4.600% senior notes due in 2021	1,000	999
6.000% senior notes due in 2040	1,250	1,233

	$3,000	$2,982

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        On March 11, 2010, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.550% senior notes due in 2015	$1,200	$1,199
5.200% senior notes due in 2020	1,300	1,298
6.350% senior notes due in 2040	500	499

	$3,000	$2,996

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

  2009 Financing Transactions

        On September 22, 2009, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$997
5.875% senior notes due in 2019	1,000	993

	$2,000	$1,990

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

  2008 Financing Transactions

        In May 2008, DIRECTV U.S. completed financing transactions that included the issuance of senior notes and an amendment to its existing senior secured credit facility, resulting in the following new borrowings:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
7.625% senior notes due in 2016	$1,500	$1,500
Senior secured credit facility—Term Loan C	1,000	990

	$2,500	$2,490

        We incurred $19 million of debt issuance costs in connection with these transactions.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Senior Notes.    The following table sets forth our outstanding senior notes balance as of December 31:

	Outstanding Balance
	2010	2009
	(Dollars in Millions)
4.750% senior notes due in 2014, net of unamortized discount of $2 million as of December 31, 2010 and $3 million as of December 31, 2009	$998	$997
6.375% senior notes due in 2015, includes unamortized bond premium of $2 million as of December 31, 2010 and December 31, 2009	1,002	1,002
3.550% senior notes due in 2015, net of unamortized discount of $1 million as of December 31, 2010	1,199	—
3.125% senior notes due in 2016	750	—
7.625% senior notes due in 2016	1,500	1,500
5.875% senior notes due in 2019, net of unamortized discount of $6 million as of December 31, 2010 and $7 million as of December 31, 2009	994	993
5.200% senior notes due in 2020, net of unamortized discount of $2 million as of December 31, 2010	1,298	—
4.600% senior notes due in 2021, net of unamortized discount of $1 million as of December 31, 2010	999	—
6.350% senior notes due in 2040, net of unamortized discount of $1 million as of December 31, 2010	499	—
6.000% senior notes due in 2040, net of unamortized discount of $17 million as of December 31, 2010	1,233	—

Total senior notes	$10,472	$4,492

        The fair value of our senior notes was approximately $10,881 million at December 31, 2010 and $4,713 million at December 31, 2009. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance.

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

        Senior Secured Credit Facility.    At December 31, 2010, DIRECTV U.S.' senior secured credit facility consisted of a $500 million undrawn six-year revolving credit facility. We paid a commitment fee of 0.175% per year for the unused commitment under the revolving credit facility. The senior secured credit facility was secured by substantially all of DIRECTV U.S.' assets and was fully and unconditionally guaranteed, jointly and severally by substantially all of DIRECTV U.S.' material domestic subsidiaries.

        Revolving Credit Facility.    In February 2011, DIRECTV U.S.' senior secured credit facility was terminated and replaced by a new five year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' current and certain of its future domestic subsidiaries on a senior unsecured basis.

        Our notes payable and short-term borrowings mature as follows: $38 million in 2011, $1,000 million in 2014, $2,200 million in 2015 and $7,300 million thereafter. The amount of interest accrued related to our outstanding debt was $138 million at December 31, 2010 and $47 million at December 31, 2009.

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. As of February 7, 2011, the closing date for the revolving credit facility, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $70 million as of December 31, 2010 and $16 million as of December 31, 2009 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations and collateralize an international loan. Restrictions on the cash will be removed as the letters of credit expire and the loan is repaid.

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

        Our income tax expense consisted of the following for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Current tax expense:
U.S. federal	$391	$308	$543
Foreign	227	97	128
State and local	20	63	72

Total	638	468	743

Deferred tax expense (benefit):
U.S. federal	596	309	210
Foreign	(118)	(1)	(97)
State and local	86	51	8

Total	564	359	121

Total income tax expense	$1,202	$827	$864

        "Income from continuing operations before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
U.S. income	$2,809	$1,446	$1,981
Foreign income	705	388	490

Total	$3,514	$1,834	$2,471

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$1,230	$642	$865
U.S. state and local income tax expense, net of federal benefit	106	77	73
Liberty Transaction charges not recoverable	4	127	—
Change in unrecognized tax benefits	(40)	21	18
Noncontrolling interests in partnership earnings and taxes	(44)	(30)	(43)
Foreign taxes, net of federal tax benefits	9	(31)	(33)
Change in valuation allowance	(32)	33	11
Multistate tax planning	(20)	—	—
Tax credits	(7)	(3)	(32)
Other	(4)	(9)	5

Total income tax expense	$1,202	$827	$864

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2010		2009
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$366	$168	$328	$103
Prepaid expenses	—	39	—	21
State taxes	75	—	57	—
Depreciation, amortization and asset impairment charges	—	723	—	608
Net operating loss and tax credit carryforwards	533	—	881	—
Programming contract liabilities	59	—	127	—
Unrealized foreign exchange gains or losses	—	146	—	134
Tax basis differences in investments and affiliates	74	861	188	795
Other	11	8	5	14

Subtotal	1,118	1,945	1,586	1,675
Valuation allowance	(504)	—	(711)	—

Total deferred taxes	$614	$1,945	$875	$1,675

        Included in "Investments and other assets" in the Consolidated Balance Sheets are $320 million at December 31, 2010 and $53 million at December 31, 2009 of noncurrent deferred tax assets. Also included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets is $34 million of current deferred tax liabilities at December 31, 2010.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The valuation allowance balances of $504 million at December 31, 2010 and $711 million at December 31, 2009, are primarily attributable to unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2010, the decrease in the valuation allowance was primarily attributable to the reversal of a valuation allowance for a $200 million deferred tax asset for Brazilian net operating loss carryforwards. The reversal of the valuation allowance was based on management's evaluation that it is more likely than not that Brazilian net operating loss carryforwards which have not been previously realized will be utilized as a result of recent profitability of the Brazilian operations and its financial projections. $57 million of the valuation allowance reversal was both reported as a reduction in the foreign income tax expense and attributable to the noncontrolling interest in the Brazilian operations. Additionally, $143 million of the valuation allowance reversal was completely offset by a reduction to future U.S. tax credits that were previously recorded upon our acquisition of Sky Brazil.

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

        As of December 31, 2010, we have $29 million of federal net operating loss carryforward which expires between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have foreign tax credit carryovers of $75 million which expire between 2019 and 2020, California research tax credits of $19 million which can be carried forward indefinitely, state net operating loss carryforwards of $99 million which expire between 2029 and 2030, and approximately $2.3 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries deemed permanently reinvested that amounted to approximately $125 million in 2010. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2008	$291
Increases in tax positions for prior years	75
Increases in tax positions for the current year	26
Statute expiration	(38)
Settlements	9

Gross unrecognized tax benefits at December 31, 2008	363
Increases in tax positions for prior years	26
Increases in tax positions for the current year	147
Settlements	(9)

Gross unrecognized tax benefits at December 31, 2009	527
Decreases in tax positions for prior years	(200)
Increases in tax positions for the current year	35

Gross unrecognized tax benefits at December 31, 2010	$362

        As of December 31, 2010, our unrecognized tax benefits totaled $362 million, including $303 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recorded $21 million of interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010, and we have accrued $51 million in interest and penalties as part of our liability for unrecognized tax benefits as of December 31, 2010.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Note 11: Capital Lease Obligations

        The following table sets forth total minimum lease payments under capital leases for satellites and vehicles along with the present value of the net minimum lease payments as of December 31, 2010:

(Dollars in Millions)
2011	$94
2012	92
2013	90
2014	86
2015	79
Thereafter	436

Total minimum lease payments	877
Less: Amount representing interest	297

Present value of net minimum lease payments	$580

        Assets held under capitalized leases are included in Satellites, net and Property and Equipment, net in our Consolidated Balance Sheets. We had the following assets held under capital leases as of December 31:

	2010	2009
	(Dollars in Millions)
Satellites under capital leases	$554	$543
Less: Accumulated amortization	(106)	(63)

Satellites, net under capital leases	$448	$480

Property and equipment under capital leases	$93	$63
Less: Accumulated amortization	(22)	(14)

Property and equipment, net under capital leases	$71	$49

        We paid interest for capital leases of $55 million in 2010, $56 million in 2009 and $27 million in 2008.

Note 12: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by the company. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those eligible retirees to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants' contributions subject to adjustment annually; the life insurance plan is non-contributory.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$498	$452	$21	$22
Service cost	19	16	1	—
Interest cost	28	28	1	1
Plan participants' contributions	1	1	—	—
Actuarial loss	11	48	1	—
Benefits paid	(35)	(47)	(3)	(2)
Change in plan	(1)	—	—	—

Net benefit obligation at end of year	521	498	21	21

Change in Plan Assets
Fair value of plan assets at beginning of year	374	283	—	—
Actual return on plan assets	45	66	—	—
Employer contributions	45	72	3	2
Benefits paid	(35)	(47)	(3)	(2)

Fair value of plan assets at end of year	429	374	—	—

Funded status at end of year	$(92)	$(124)	$(21)	$(21)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(5)	$(8)	$(2)	$(2)
Other liabilities and deferred credits	(87)	(116)	(19)	(19)
Deferred tax assets (liabilities)	74	80	—	(1)
Accumulated other comprehensive loss (gain)	122	131	—	(1)
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$119	$127	$—	$—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	3	4	—	(1)

Total	$122	$131	$—	$(1)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2011:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$15	$—
Expense resulting from changes in plan provisions	1	—

        The accumulated benefit obligation for all pension plans was $479 million at December 31, 2010 and $456 million as of December 31, 2009.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2010	2009
	(Dollars in Millions)
Accumulated benefit obligation	$62	$456
Fair value of plan assets	—	374

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2010	2009
	(Dollars in Millions)
Projected benefit obligation	$521	$498
Fair value of plan assets	429	374

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$19	$16	$16	$1	$—	$—
Interest accrued on benefits earned in prior years	28	28	27	1	1	1
Expected return on plan assets	(32)	(30)	(30)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	(1)	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	14	8	4	—	—	—

Net periodic benefit cost	$30	$23	$18	$1	$1	$1

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2010	2009	2010	2009
Discount rate—Qualified Plans	5.59%	5.64%	4.99%	5.21%
Discount rate—Non-Qualified Plans	5.54%	5.63%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2010	2009	2008	2010	2009	2008
Discount rate—Qualified Plan	5.64%	6.06%	6.22%	5.21%	5.88%	5.76%
Discount rate—Non-Qualified Plans	5.63%	6.04%	6.24%	—	—	—
Expected long-term return on plan assets	8.25%	8.25%	8.75%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        The following table provides assumed health care costs trend rates:

	2010	2009
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2017	2017

Plan Assets

        Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by major asset categories. The policy range for plan assets are 40% to 70% equity securities, 30% to 50% debt securities, 0% to 30% alternatives and other types of investments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The objectives of the target allocations are to maintain investment portfolios that diversify risk through prudent asset allocation parameters, achieve asset returns that meet or exceed the plans' actuarial assumptions, and achieve asset returns that are competitive with like institutions employing similar investment strategies.

        The investment policy is periodically reviewed by us and a designated third-party fiduciary for investment matters. We establish and administer the policy in a manner so as to comply at all times with applicable government regulations.

        The fair value measurements of the plan assets as of December 31, 2010 were as follows:

	Fair Value Measurements as of December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2010
	(Dollars in millions)
Asset Category
Common collective trusts
Cash	$1	$1	$—	$—	—
Equity securities:
U.S. large-cap	125	—	125	—	29%
U.S. mid-cap growth	34	—	34	—	8%
International large-cap value	60	—	60	—	14%
Domestic real estate	20	—	20	—	5%
Stable value	159	—	159	—	37%
Partnership and joint venture interests	28	—	—	28	7%
Insurance contracts at contract value	2	—	2	—	—

Total	$429	$1	$400	$28	100%

        There were no shares of our common stock included in plan assets as of December 31, 2010 and 2009.

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2010 due to the following:

Partnerships and Joint Venture Interests
(Dollars in Millions)
Balance at January 1, 2010	$21
Realized losses	—
Unrealized gains	4
Purchases and sales	3

Balance at December 31, 2010	$28

Cash Flows

  Contributions

        We expect to contribute approximately $15 million to our qualified pension plans and make payments of $6 million to our nonqualified pension plan participants in 2011.

Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2011	$42	$2
2012	42	2
2013	44	2
2014	40	2
2015	41	2
2015-2019	228	10

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $23 million in 2010, $16 million in 2009 and $12 million in 2008.

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

Note 13: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,500,000,000 shares authorized; Class B common stock, par value $0.01 per share, 30,000,000 shares authorized; Class C common stock, par value $0.01 per share, 420,000,000 shares authorized; and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. As of December 31, 2010, there were no shares outstanding of the Class B common stock, Class C common stock or preferred stock.

        Following completion of the Liberty Transaction in November 2009, DIRECTV had two classes of common stock outstanding: Class A common stock and Class B common stock. As discussed in more detail below, in April 2010, we entered into an agreement with the Dr. John Malone and his family, or the Malones, under which they exchanged 21.8 million shares of Class B common stock, which was all of the outstanding Class B shares, for Class A common stock. The DIRECTV Class A common stock is entitled to one vote per share and trades on the NASDAQ Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV Group common stock has been delisted and no longer trades on the NASDAQ. The DIRECTV Class B common stock was entitled to fifteen votes per common share and was not listed on any stock exchange or automated dealer quotation system.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        We accounted for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the year ended December 31, 2010.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2010	2009	2008
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,179	$1,696	$3,174
Average price per share	38.20	23.79	24.12
Number of shares repurchased and retired	136	71	131

        For the year ended December 31, 2010, we recorded the $5,179 million in repurchases as a decrease of $973 million to "Common stock and additional paid in capital" and an increase of $4,206 million to "Accumulated deficit" in the Consolidated Balance Sheets. Of the $5,179 million in repurchases during the year ended December 31, 2010, $68 million were paid for in January 2011. For the year ended December 31, 2009, we recorded the $1,696 million in repurchases as a decrease of $591 million to "Common stock and additional paid in capital" and an increase of $1,105 million to "Accumulated deficit" in the Consolidated Balance Sheets. For the year ended December 31, 2008, we recorded the $3,174 million in repurchases as a decrease of $1,089 million to "Common stock and additional paid in capital" and an increase of $2,085 million to "Accumulated deficit" in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2010						2008
		Tax (Benefit) Expense		2009				Tax (Benefit) Expense
	Pre-tax Amount		Net Amount	Pre-tax Amount	Tax Benefit	Net Amount	Pre-tax Amount		Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$13	$5	$8	$(3)	$(1)	$(2)	$(140)	$(53)	$(87)
Cumulative effect of change in functional currency at Sky Brazil	—	—	—	(181)	(69)	(112)	—	—	—
Foreign currency translation activity during the period	32	12	20	290	111	179	—	—	—
Unrealized holding gains (losses) on securities	6	2	4	11	4	7	(32)	(12)	(20)
Less: reclassification adjustment for net gains recognized during period	(5)	(2)	(3)	—	—	—	—	—	—

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2010	2009
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(119)	$(127)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	9	8
Accumulated foreign currency translation adjustments	86	66

Total accumulated other comprehensive loss	$(27)	$(56)

Note 14: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of DIRECTV Group common stock through November 19, 2009, and based on the outstanding shares of DIRECTV Class A common stock from November 20, 2009 through December 31, 2010 and Class B common stock from November 20, 2009 through June 16, 2010. See Note 3 for additional information regarding the Liberty Transaction and Note 13 for additional information regarding the Malone Transaction.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the years presented:

	December 31,
	2010	2009	2008
	(Shares in Millions)
Common stock options excluded	—	16	27

        No DIRECTV Class B common stock options have been issued.

        From November 20, 2009 to June 16, 2010, we allocated "Income from continuing operations attributable to DIRECTV" in the Consolidated Statements of Operations to the DIRECTV Class A and DIRECTV Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. After the close of the Malone Transaction we allocate all income from continuing operations attributable to DIRECTV to the DIRECTV Class A stockholders. At the close of the transaction, we exchanged 21.8 million shares of DIRECTV Class B common stock, which represented all of the issued and outstanding DIRECTV Class B common stock, for 26.5 million shares of DIRECTV Class A common stock. We determined the number of shares of DIRECTV Class A common stock to be exchanged as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the market price of the DIRECTV Class A common stock at the time of the agreement on April 6, 2010. We included the $160 million in income attributable to DIRECTV Class B common stockholders. For the years ended December 31, 2010 and 2009, there were no dilutive securities outstanding for the DIRECTV Class B common stock. See Note 13 of the Notes to the Consolidated Financial Statements for a further discussion of the Malone Transaction.

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Income from continuing operations attributable to DIRECTV Class A common stockholders	$2,014	870	$2.31
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	(0.01)

Diluted EPS
Adjusted income from continuing operations attributable to DIRECTV Class A common stockholders	$2,014	876	$2.30

DIRECTV Class B Common Stock:
Basic and diluted EPS
Income from continuing operations attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

Year Ended December 31, 2009:
DIRECTV Class A Common Stock (DIRECTV Group common stock for period from January 1, 2009 through November 19, 2009):
Basic EPS
Income from continuing operations attributable to DIRECTV	$942	982	$0.96
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted income from continuing operations attributable to DIRECTV	$942	989	$0.95

DIRECTV Class B Common Stock:
Income from continuing operations attributable to DIRECTV Class B common stockholders	$—	22	$(0.02)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2008:
DIRECTV Group Common Stock:
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

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance-based, vest over three years and provide for final payments in shares of our Class A common stock. Final payment can be reduced or increased from the target award amounts based on our company's performance over a three year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our Class A common shares on the date of grant.

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	7,464,713	$22.80
Granted	3,515,837	30.83
Vested and Distributed	(2,444,155)	24.21
Forfeited	(318,836)	24.93

Nonvested at December 31, 2010	8,217,559	25.74

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2009 was $21.57. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2008 was $23.19.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The total fair value of restricted stock units vested and distributed was $81 million during the year ended December 31, 2010, $52 million during the year ended December 31, 2009 and $72 million during the year ended December 31, 2008.

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

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2010	29,422,437	$31.15
Granted	1,011,100	33.74
Exercised	(20,140,221)	25.05
Forfeited or expired	(5,740,639)	40.44

Outstanding at December 31, 2010	4,552,677	23.41	4.3	$76

Exercisable at December 31, 2010	3,878,610	$21.61	3.5	$72

        The total intrinsic value of options exercised was $221 million during the year ended December 31, 2010, $144 million during the year ended December 31, 2009 and $38 million during the year ended December 31, 2008, based on the intrinsic value of individual awards on the date of exercise.

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

        The intrinsic value of awards assumed under the LEI Plan which were exercised during the period was $145 million.

        The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed on November 19, 2009, 8.8 million were held by persons other than employees or directors. As of December 31, 2010, 1.0 million non-employee awards remain outstanding with a fair value of approximately $22 million. During the year ended December 31, 2010, we recorded a net loss of $11 million to "Other, net" in the Consolidated Statements of Operations for gains and losses recognized for exercised options and the adjustment of the liability to fair value as of December 31, 2010.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents the estimated weighted average fair value as of December 31, 2010 and December 31, 2009 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on the contractual life of the awards.

	December 31, 2010	December 31, 2009
Average estimated fair value per equity instrument assumed	$22.52	$15.19
Average exercise price per equity instrument assumed	$19.34	$20.06
Expected stock volatility	26.5%	25.2%
Range of risk-free interest rates	0.07 - 2.01%	0.19 - 3.34%
Range of expected option lives (in years)	0.1 - 6.4	0.6 - 7.4

        The following table presents the estimated weighted average fair value for stock options granted during the year ended December 31, 2010 under the DIRECTV Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

2010
Estimated fair value per option granted	$12.36
Average exercise price per option granted	$33.74
Expected stock volatility	26.9%
Risk-free interest rate	3.35%
Expected option life (in years)	7.0

        There were no stock options granted under the DIRECTV Plan during the years ended December 31, 2008 and 2009.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Share-based compensation expense recognized	$82	$55	$51
Tax benefits associated with share-based compensation expense	31	21	19
Actual tax benefits realized for the deduction of share-based compensation expense	60	42	43
Proceeds received from stock options exercised	38	35	105

        As of December 31, 2010, there was $90 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $56 million in 2011 and $34 million in 2012.

        Beginning in 2009, we implemented a net exercise plan pursuant to which we only issue new shares in connection with employee option exercises equal to the intrinsic value of the exercised award on the exercise date reduced by the amount of statutory employee withholding taxes and divided by the current market price of the our common stock. As a result, we no longer receive cash in connection with the exercise of most stock options, but rather issue significantly fewer shares. In addition, the company is required to pay the employee withholding taxes to taxing authorities, the cash payments for which are reported in "Taxes paid in lieu of shares issued for share-based compensation" in the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 16: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2010	2009	2008
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$90	$51	$55
Net foreign currency transaction gain	11	62	—
Loss from impairment of investments	—	(45)	—
Fair-value adjustment loss on non-employee stock options	(11)	—	—
Loss on early extinguishment of debt	(16)	(34)	—
Net gain from sale of investments	6	—	1
Other	(11)	—	(1)

Total other, net	$69	$34	$55

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

Liberty Media, Liberty Global and Discovery Communications

        As discussed above in Note 13 of the Notes to the Consolidated Financial Statements, on June 16, 2010, we completed a transaction, which we refer to as the Malone Transaction, with John Malone and his wife and certain trusts for the benefit of their children, which we refer to as the Malones, which resulted in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3% and Dr. Malone's resignation from our Board of Directors.

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

        As discussed above in Note 13, during the first quarter of 2008, we received a $160 million cash capital contribution, which we recorded as "Additional paid-in-capital" in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table summarizes sales and purchase transactions with related parties:

	2010	2009	2008
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$26	$56	$36
Discovery Communications, Liberty Global and affiliates	5	11	10
News Corporation and affiliates	—	—	2
Globo and Other	13	10	9

Total	$44	$77	$57

Purchases:
Liberty Media and affiliates	$143	$358	$269
Discovery Communications, Liberty Global and affiliates	128	255	186
News Corporation and affiliates	—	—	167
Globo and Other	622	504	384

Total	$893	$1,117	$1,006

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2010	2009
	(Dollars in Millions)
Accounts receivable	$2	$26
Accounts payable	80	184

        The accounts receivable and accounts payable balances as of December 31, 2010 are primarily related to Globo and equity method investments we hold. The accounts receivable and accounts payable balances as of December 31, 2009 are primarily related to affiliates of Liberty Media.

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

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in millions)
2010
External revenues	$20,261	$3,597	$244	$24,102
Intersegment revenues	7	—	(7)	—

Revenues	$20,268	$3,597	$237	$24,102

Operating profit (loss)	$3,290	$623	$(17)	$3,896
Add: Depreciation and amortization expense	1,926	541	15	2,482

Operating profit (loss) before depreciation and amortization (1)	$5,216	$1,164	$(2)	$6,378

Segment assets	$11,400	$4,696	$1,813	$17,909
Capital expenditures	1,557	857	2	2,416

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in millions)
2009
External revenues	$18,664	$2,878	$23	$21,565
Intersegment revenues	7	—	(7)	—

Revenues	$18,671	$2,878	$16	$21,565

Operating profit (loss)	$2,410	$331	$(68)	$2,673
Add: Depreciation and amortization expense	2,275	366	(1)	2,640

Operating profit (loss) before depreciation and amortization (1)	$4,685	$697	$(69)	$5,313

Segment assets	$12,408	$3,772	$2,080	$18,260
Capital expenditures	1,485	584	2	2,071
2008
External revenues	$17,310	$2,383	$—	$19,693
Intersegment revenues	—	—	—	—

Revenues	$17,310	$2,383	$—	$19,693

Operating profit (loss)	$2,330	$426	$(61)	$2,695
Add: Depreciation and amortization expense	2,061	264	(5)	2,320

Operating profit (loss) before depreciation and amortization (1)	$4,391	$690	$(66)	$5,015

Segment assets	$12,546	$3,301	$692	$16,539
Capital expenditures	1,765	447	17	2,229

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in Millions)
Operating profit before depreciation and amortization	$6,378	$5,313	$5,015
Depreciation and amortization expense	(2,482)	(2,640)	(2,320)

Operating profit	3,896	2,673	2,695
Interest income	39	41	81
Interest expense	(557)	(423)	(360)
Liberty transaction and related gains (charges)	67	(491)	—
Other, net	69	34	55

Income from continuing operations before income taxes	3,514	1,834	2,471
Income tax expense	(1,202)	(827)	(864)

Income from continuing operations	2,312	1,007	1,607
Income from discontinued operations, net of taxes	—	—	6

Net income	2,312	1,007	1,613
Less: Net income attributable to noncontrolling interests	(114)	(65)	(92)

Net income attributable to DIRECTV	$2,198	$942	$1,521

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2010		2009		2008
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$20,684	$4,987	$18,844	$5,247	$17,454	$5,728

Latin America and the Caribbean	3,418	1,692	2,721	1,229	2,239	919

Total	$24,102	$6,679	$21,565	$6,476	$19,693	$6,647

Note 19: Commitments and Contingencies

Commitments

        At December 31, 2010, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for satellite transponder leases and real property and aggregated $434 million, payable as follows: $77 million in 2011, $64 million in 2012, $59 million in 2013, $45 million in 2014, $37 million in 2015 and $152 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $78 million in 2010, $72 million in 2009 and $95 million in 2008.

        At December 31, 2010, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $9,001 million, payable as follows: $2,029 million in 2011, $2,092 million in 2012, $1,688 million in 2013, $1,364 million in 2014, $818 million in 2015 and $1,010 million thereafter.

        As of December 31, 2010, other long-term obligations totaling $136 million and are payable in 2011. These amounts are recorded in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Contingencies

  National Football League Strike or Lockout

        DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expires before the beginning of the 2011-2012 NFL season. If there is a players' strike or an owners' lockout and no games are played or a reduced schedule is played, DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL for such season. DIRECTV U.S. subscriber revenues would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease from lower revenues and because DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season were cancelled, but in the near term a strike or lockout could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 7% interest, Globo was granted the right, until January 2014, to require us to purchase all but not less than all of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of December 31, 2010, we estimated that Globo's remaining 7% equity interest in Sky Brazil had a fair value of approximately $224 million based on the valuation performed by the independent investment bank as part of the process. As of December 31, 2009 we estimated that Globo's 25.9% equity interest in Sky Brazil had a fair value of approximately $400 million to $550 million. As of December 31, 2010, and December 31, 2009, the carrying amount of the redeemable noncontrolling interest was $224 million and $400 million, respectively, representing our best estimates of the fair value on those dates. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Venezuela Devaluation and Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the year ended December 31, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge in 2010, a $213 million charge in 2009 and a $29 million charge in 2008 in "General and administrative expenses" in the Consolidated Statements of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in 2010.

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

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in 2010. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. We expect to continue our practice of repatriating cash generated in Venezuela in excess of local operating requirements. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of December 31, 2010, our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated net monetary assets of $85 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities, including cash of $169 million as of December 31, 2010.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2010. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

        During the year ended December 31, 2010 an arbitration panel determined that, pursuant to a contractual indemnity provision, one of our vendors was required to reimburse us $28 million for legal fees and settlement payments incurred and pay accrued interest to us for patent infringement claims settled by us in previous periods. We received the cash payment during the year ended December 31, 2010 and recorded $25 million as a reduction to "General and administrative expenses" and $3 million as "Interest income" in the Consolidated Statements of Operations.

        Finisar Corporation.    As previously reported, we were successful in 2008 getting the jury verdict in the Finisar case vacated on appeal. The original verdict found the patent to be valid and willfully infringed, and the jury awarded approximately $79 million in damages. The trial court increased the damages award by $25 million because of the jury finding of willful infringement and awarded pre-judgment interest of $13 million. DIRECTV was also ordered to pay into escrow $1.60 per new set-top receiver manufactured for use with the DIRECTV system beginning June 17, 2006 and continuing until the patent expires in 2012 or was otherwise found to be invalid. On April 18, 2008, the Court of Appeals reversed the verdict of the district court in part, vacated the findings of infringement, and remanded for further proceedings on the remaining issues finding that the district court had applied erroneous interpretations of certain terms of the claims. On remand, we sought and obtained summary

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

judgment on invalidity of all remaining claims, and the case against DIRECTV was dismissed on May 19, 2009. Finisar filed a Notice of Appeal, and oral argument on the appeal was held on January 6, 2010. On January 8, 2010, the Court of Appeals affirmed per curiam the grant of summary judgment on all claims. This case is now resolved and there will be no further proceedings in this matter.

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved with the multistate group of state attorneys general discussed below. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        In December 2010, DIRECTV U.S. entered into a settlement agreement with a multistate group of state attorneys general to resolve concerns regarding alleged violations of their respective state consumer protection statutes. The state of Washington, originally a part of the multistate group, filed an action in Washington state court in December 2009, and that litigation was settled on the same substantive terms as reached with the multistate group. DIRECTV U.S. did not admit any wrongdoing in entering into the settlement. We agreed to formalize many business improvements made in the last few years and to further improve other practices. DIRECTV U.S. paid a total of $14.25 million to the states as costs of investigation and attorneys fees, and has agreed to implement a restitution program for consumers who send eligible complaints.

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

        During the third quarter of 2010 we entered into an agreement with a former owner to settle certain uncertain tax positions. As a result of this settlement we reversed an accrual for the uncertain tax position and recorded a net benefit of $39 million in "Income tax expense" in the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Consolidated Statements of Operations during the year ended December 31, 2010.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2010, the net book value of in-orbit satellites was $2,165 million, all of which was uninsured.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $85 million at December 31, 2010.

Note 20: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2010 and 2009:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2010 Quarters
Revenues	$5,608	$5,848	$6,025	$6,621
Operating profit	956	1,010	868	1,062
Income from continuing operations attributable to DIRECTV	558	543	479	618
Net income attributable to DIRECTV	558	543	479	618
Basic earnings attributable to DIRECTV Class A stockholders per common share from continuing operations	0.60	0.42	0.56	0.75
Diluted earnings (loss) attributable to DIRECTV Class A stockholders per common share from continuing operations	0.59	0.42	0.55	0.74
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, for the period of January 1, 2010 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010, from continuing operations	0.60	7.84	—	—
2009 Quarters
Revenues	$4,901	$5,218	$5,465	$5,981
Operating profit	424	702	685	862
Income (loss) from continuing operations attributable to DIRECTV	201	407	366	(32)
Net income attributable to DIRECTV	201	407	366	(32)
Basic earnings attributable to DIRECTV Class A stockholders per common share from continuing operations (DIRECTV Group for the period of January 1, 2009 through November 19, 2009)	0.20	0.40	0.38	(0.03)
Diluted earnings (loss) attributable to DIRECTV Class A stockholders per common share from continuing operations (DIRECTV Group for the period of January 1, 2009 through November 19, 2009)	0.20	0.40	0.37	(0.03)
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share for the period of November 19, 2009 through December 31, 2009, from continuing operations	—	—	—	(0.02)

***

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2010.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on their assessment and those criteria, management believes that, as of December 31, 2010, our internal control over financial reporting is effective.

DIRECTV

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 25, 2011

DIRECTV

ITEM 9B.    OTHER INFORMATION

        None.

***

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from DIRECTV's definitive Proxy Statement for its 2011 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than March 28, 2011.

***

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II—Valuation and Qualifying Accounts for the Years Ended December 31, 2010, 2009 and 2008	114
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	DIRECTV Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed November 20, 2009 (SEC File No. 1-34554))
*4.1	Specimen form of certificate representing Class A Common Stock of DIRECTV
*4.2

Indenture dated as of June 15, 2005 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))

*4.3	Form of 6 3/8% Senior Notes due 2015 (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co, Inc. filed June 20, 2005 (SEC File No. 333-106529))

DIRECTV

Exhibit Number	Exhibit Name
*4.4

Supplemental Indenture dated as of April 28, 2006 by and among LABC Productions, LLC, DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.8 to the Form 10-K of The DIRECTV Group, Inc. filed March 1, 2007 (SEC File No. 1-31945))

*4.5

Indenture dated as of May 14, 2008 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*4.6	Form of 7 5/8% Senior Notes due 2016 (included in Exhibit 4.5)
*4.7

Indenture dated as of September 22, 2009 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529))

*4.8	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.7)
*4.9	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.7)
*4.10

Indenture dated as of March 11, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529))

*4.11	Form of 3.550% Senior Notes due 2015 (included in Exhibit 4.10)
*4.12	Form of 5.200% Senior Notes due 2020 (included in Exhibit 4.10)
*4.13	Form of 6.35% Senior Notes due 2040 (included in Exhibit 4.10)
*4.14

Indenture dated as of August 17, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.15

First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.16	Form of 3.125% Senior Notes due 2016 (included in Exhibit 4.15)
*4.17	Form of 4.600% Senior Notes due 2021 (included in Exhibit 4.15)
*4.18	Form of 6.000% Senior Notes due 2040 (included in Exhibit 4.15)

DIRECTV

Exhibit Number	Exhibit Name
*10.1

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4 of Hughes Electronics Corporation filed June 5, 2003 (SEC File No. 1-31945))

*10.2

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (SEC File No. 1-31945))

*10.3

Credit Agreement dated as of April 13, 2005 by and among DIRECTV Holdings LLC, Bank of America, N.A., as Administrative Agent and Collateral Agent, the lenders party to the Credit Agreement, certain subsidiaries of the DIRECTV Holdings LLC, as guarantors, JP Morgan Chase Bank, N.A., as Syndication Agent, Credit Suisse First Boston, Goldman Sachs Credit Partners, L.P. and Citicorp North America, Inc. as Co-Documentation Agents, and Banc of America Securities LLC and J.P. Morgan Securities Inc., as Co-Lead Arrangers and Co-Book Managers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

*10.4

Security Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as grantors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

*10.5

Pledge Agreement, dated as of April 13, 2005, by and among DIRECTV Holdings LLC, its subsidiaries named therein as pledgors and Bank of America, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed April 13, 2005 (SEC File No. 333-106529))

*10.6

Amendment No.1, dated as of May 14, 2008, by and among DIRECTV Holdings LLC, the Guarantors and Lenders signatory thereto and Bank of America, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*10.7

Tranche C Term Loan Joinder Agreement, dated as of May 14, 2008, by and among DIRECTV Holdings LLC and Bank of America, N.A., as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.4 of the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*10.8

Credit Agreement dated as of February 7, 2011, by and among DIRECTV Holdings LLC and certain of DIRECTV Holdings LLC's subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the Credit Agreement, Barclays Capital, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Royal Bank Of Scotland PLC and UBS AG, Stamford Branch as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Capital, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS AG, Stamford Branch as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Form 8—K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed February 10, 2011 (SEC File No. 333-106529))

DIRECTV

Exhibit Number	Exhibit Name
*10.9

Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

*10.10

Separation Agreement dated as of February 26, 2008 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

*10.11

Letter Agreement dated May 6, 2008 among The DIRECTV Group, Inc., Liberty Media Corporation, Greenlady Corporation and Greenlady II, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed May 6, 2008 (SEC File No. 1-31945))

*10.12

Agreement dated May 6, 2008 between The DIRECTV Group, Inc. and Liberty Media Corporation (incorporated by reference to Exhibit 10.1 to Form 8-K of The DIRECTV Group, Inc. filed May 7, 2008 (SEC File No. 1-31945))

†† *10.13

The DIRECTV Group, Inc. Executive Deferred Compensation Plan, amended and restated effective as of January 1, 2005 (incorporated by reference to Exhibit 10.19 to the Form 10-K of The DIRECTV Group, Inc. filed February 27, 2009 (SEC File No. 1-31945))

†† *10.14

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

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

†† *10.17	Summary Terms—2010 Restricted Stock Unit Grants to applicable executive officers (incorporated with reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554))
†† *10.18	Summary Terms—2011 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 14, 2011 (SEC File No. 1-31945))
†† *10.19	Summary Terms—2010 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 17, 2010 (SEC File No. 1-34554))
†† *10.20	Summary Terms—2011 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 14, 2011 (SEC File No. 1-31945))
†† *10.21	Interim Chief Executive Officer Short-Term Cash Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K of The DIRECTV Group, Inc. filed on August 10, 2009 (SEC File No. 1-31945))
†† *10.22	Employment Contract of Bruce Churchill dated as of July 1, 2009 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))

DIRECTV

Exhibit Number	Exhibit Name
†† *10.23

Employment Agreement dated as of October 30, 2008, between Patrick T. Doyle and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 to the Form 8-K of The DIRECTV Group, Inc. filed on November 5, 2008 (SEC File No. 1-31945))

†† *10.24	Employment Contract of Patrick T. Doyle dated as of July 1, 2009 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.25	Employment Contract of Larry Hunter dated as of July 1, 2009 (incorporated by reference to Exhibit 10.6 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.26	Employment Contract of Romulo Pontual dated as of July 1, 2009 (incorporated by reference to Exhibit 10.7 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.27	Employment Contract of Michael Palkovic dated as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on November 22, 2010 (SEC File No. 1-34554))
†† *10.28	Michael D. White Employment Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))
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

*10.32

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

*10.34

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

DIRECTV

Exhibit Number	Exhibit Name
*10.35	Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009
*10.36	Standstill Agreement by and among John C. Malone, Leslie Malone, The Tracy L. Neal Trust A, The Evan D. Malone Trust A, and DIRECTV dated November 19, 2009
*10.37	Credit Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
*10.38	Pledge Agreement, dated as of April 9, 2008 by and between Bank of America, N.A. and Greenlady II, LLC
*10.39	Amendment, Unwind, Consent and Waiver Agreement, dated as of November 19, 2009 among Greenlady II, LLC, DIRECTV and Bank of America, N.A.
*10.40	Guaranty of DIRECTV in favor of Bank of America, N.A. dated as of November 19, 2009
*10.41

Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group,  Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554))

*10.42

Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q of DIRECTV filed on November 4, 2010 (SEC File No. 1-34554))

*10.43

Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554))

*14.1

The DIRECTV Group, Inc. Code of Ethics and Business Conduct, adopted February 6, 2007 (incorporated by reference to Exhibit 14.1 to the Form 8-K of The DIRECTV Group, Inc. filed on February 12, 2007 (SEC File No. 1-31945))

*14.2	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009
**21	Subsidiaries of the Registrant as of December 31, 2010
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
****101.INS	XBRL Instance Document

DIRECTV

Exhibit Number	Exhibit Name
****101.SCH	XBRL Taxonomy Extension Schema Document
****101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
****101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
****101.LAB	XBRL Taxonomy Extension Label Linkbase Document
****101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2010
Allowances Deducted from Assets
Accounts receivable	$(56)	$(288)	$(255	)(a)	$523	(b)	$(76)

For the Year Ended December 31, 2009
Allowances Deducted from Assets
Accounts receivable	$(50)	$(240)	$(238	)(a)	$472	(b)	$(56)

For the Year Ended December 31, 2008
Allowances Deducted from Assets
Accounts receivable	$(56)	$(210)	$(192	)(a)	$408	(b)	$(50)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV (Registrant)
Date: February 25, 2011
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 25th day of February 2011 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ MICHAEL D. WHITE (Michael D. White)	Chairman of the Board of Directors, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ SAMUEL A. DIPIAZZA, JR. (Samuel A. DiPiazza, Jr.)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director
/s/ LORRIE M. NORRINGTON (Lorrie M. Norrington)	Director
/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director

***

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
21	Subsidiaries of the Registrant as of December 31, 2010
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.