Form 10-Q
period 2011-03-31
DIRECTV
filed 2011-05-06
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

        As of May 2, 2011, the registrant had outstanding 767,785,409 shares of Class A common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$6,319	$5,608
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,593	2,314
Subscriber service expenses	449	395
Broadcast operations expenses	94	88
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	796	672
Upgrade and retention costs	281	260
General and administrative expenses	340	304
Depreciation and amortization expense	611	619

Total operating costs and expenses	5,164	4,652

Operating profit	1,155	956
Interest income	7	11
Interest expense	(172)	(115)
Liberty transaction and related gains	—	67
Other, net	42	6

Income before income taxes	1,032	925
Income tax expense	(349)	(350)

Net income	683	575
Less: Net income attributable to noncontrolling interest	(9)	(17)

Net income attributable to DIRECTV	$674	$558

Net income attributable to DIRECTV Class A stockholders	$674	$545
Net income attributable to DIRECTV Class B stockholders	—	13

Net income attributable to DIRECTV	$674	$558

Basic earnings attributable to Class A stockholders per common share	$0.85	$0.60
Diluted earnings attributable to Class A stockholders per common share	0.85	0.59
Basic and diluted earnings attributable to Class B stockholders per common share	—	0.60
Weighted average number of Class A common shares outstanding (in millions)
Basic	793	909
Diluted	797	916
Weighted average number of Class B common shares outstanding (in millions)
Basic	—	22
Diluted	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	793	931
Diluted	797	938

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2011	December 31, 2010
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$4,295	$1,502
Accounts receivable, net of allowances of $78 and $76	1,916	2,001
Inventories	312	247
Deferred income taxes	54	53
Prepaid expenses and other	361	450

Total current assets	6,938	4,253
Satellites, net	2,196	2,235
Property and equipment, net	4,550	4,444
Goodwill	4,159	4,148
Intangible assets, net	1,041	1,074
Investments and other assets	1,709	1,755

Total assets	$20,593	$17,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,644	$3,926
Unearned subscriber revenues and deferred credits	481	486
Current portion of long-term debt	—	38

Total current liabilities	4,125	4,450
Long-term debt	14,121	10,472
Deferred income taxes	1,719	1,670
Other liabilities and deferred credits	1,306	1,287
Commitments and contingencies
Redeemable noncontrolling interest	224	224
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,500,000,000 shares authorized, 778,311,357 and 808,447,044 shares issued and outstanding of Class A common stock at March 31, 2011 and December 31, 2010, respectively	5,348	5,563
Accumulated deficit	(6,236)	(5,730)
Accumulated other comprehensive loss	(14)	(27)

Total stockholders' deficit	(902)	(194)

Total liabilities and stockholders' deficit	$20,593	$17,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$683	$575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	611	619
Amortization of deferred revenues and deferred credits	(8)	(8)
Share-based compensation expense	22	20
Equity in earnings from unconsolidated affiliates	(25)	(21)
Net foreign currency transaction (gain) loss	(8)	8
Dividends received	45	47
Gain from sale of investments	(26)	(3)
Liberty transaction and related gains	—	(67)
Deferred income taxes	91	62
Other	14	19
Change in other operating assets and liabilities:
Accounts receivable	87	83
Inventories	(65)	(10)
Prepaid expenses and other	53	67
Accounts payable and accrued liabilities	(142)	164
Unearned subscriber revenue and deferred credits	(5)	(33)
Other, net	(18)	(18)

Net cash provided by operating activities	1,309	1,504

Cash Flows From Investing Activities
Cash paid for property and equipment	(613)	(465)
Cash paid for satellites	(31)	(8)
Proceeds from sale of investments	61	3
Other, net	39	(26)

Net cash used in investing activities	(544)	(496)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,990	2,996
Debt issuance costs	(28)	(14)
Repayment of long-term debt	(341)	(1,013)
Repayment of short-term borrowings	(39)	—
Repayment of collar loan and equity collars	—	(1,537)
Repayment of other long-term obligations	(120)	(30)
Common shares repurchased and retired	(1,405)	(466)
Taxes paid in lieu of shares issued for share-based compensation	(53)	(70)
Excess tax benefit from share-based compensation	24	9

Net cash provided by (used in) financing activities	2,028	(125)

Net increase in cash and cash equivalents	2,793	883
Cash and cash equivalents at beginning of the period	1,502	2,605

Cash and cash equivalents at end of the period	$4,295	$3,488

Supplemental Cash Flow Information
Cash paid for interest	$164	$36
Cash paid for income taxes	77	18

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Basis of Presentation

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, since November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 60% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.    DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.    DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 93% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

  •
  DIRECTV Sports Networks.    DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, which are collectively known as ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

Note 2: Investment in GSN

        We account for our investment in GSN using the equity method of accounting. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, or $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN through 2014 and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell an additional 18% of our investment

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

in GSN to them, in each case for an amount which exceeds our carrying value for that portion of the investment. As of March 31, 2011, the book value of our 60% interest in GSN was $420 million.

Note 3: Accounting Change

  Revenue Recognition

        On January 1, 2011 we adopted the revisions issued by the Financial Accounting Standards Board to the standard for revenue arrangements with multiple deliverables. The revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable, and includes additional disclosure requirements. The adoption of this change did not have an effect on our consolidated results of operations and financial position.

        We enter into multiple-deliverable revenue arrangements with our subscribers under which we provide DIRECTV receiving equipment and installation at the inception of the arrangement, and programming during their contract period, of up to two years. We allocate consideration to each deliverable in the arrangement based on its relative selling price. We determine the selling price of the DIRECTV receiving equipment using our best estimate. We determine the selling price for installation services based on prices charged by third parties. We determine the selling price of the programming using our standard programming rates. The DIRECTV receiving equipment, installation services and programming are each considered separate units of accounting.

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

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the three months ended March 31, 2011 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2010	$3,176	$677	$295	$4,148
Sky Brazil foreign currency translation adjustment	—	11	—	11

Balance as of March 31, 2011	$3,176	$688	$295	$4,159

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

the satellite was launched and we recorded the total payments for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets. We made a $29 million payment during the first quarter of 2010 and we made the remaining $87 million payment during the first quarter of 2011. We are amortizing the intangible asset on a straight line basis over the 15 year period of the agreement.

Note 5: Debt

        The following table sets forth our outstanding debt:

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
Senior notes	$14,121	$10,472
Other	—	38

Total debt	14,121	10,510
Less: Current portion of long-term debt	—	(38)

Long-term debt	$14,121	$10,472

        All of our senior notes were issued by DIRECTV U.S. and have been registered under the Securities Act of 1933, as amended. All of our senior notes are unsecured and have been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries. Principal on the senior notes is payable upon maturity, while interest is payable semi-annually.

        As of March 31, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

  2011 Financing Transactions

        On March 10, 2011, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.500% senior notes due 2016	$1,500	$1,497
5.000% senior notes due 2021	1,500	1,493
6.375% senior notes due 2041	1,000	1,000

	$4,000	$3,990

        We incurred $24 million of debt issuance costs in connection with this transaction.

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. The redemption resulted in a first quarter of 2011 pre-tax charge of $11 million, $7 million after tax, which resulted primarily from the premium paid for redemption of the 6.375% senior notes. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  2010 Financing Transactions

        On March 11, 2010, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.550% senior notes due 2015	$1,200	$1,199
5.200% senior notes due 2020	1,300	1,298
6.350% senior notes due 2040	500	499

	$3,000	$2,996

        We incurred $17 million of debt issuance costs in connection with this transaction.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Senior Notes

        The following table sets forth our outstanding senior notes balance as of:

	Outstanding Balance
	March 31, 2011	December 31, 2010
	(Dollars in Millions)
4.750% senior notes due 2014, net of unamortized discount of $2 million as of March 31, 2011 and as of December 31, 2010	$998	$998
3.550% senior notes due 2015, net of unamortized discount of $1 million as of March 31, 2011 and December 31, 2010	1,199	1,199
6.375% senior notes due 2015, includes unamortized bond premium of $1 million as of March 31, 2011 and $2 million as of December 31, 2010	660	1,002
3.125% senior notes due 2016	750	750
3.500% senior notes due 2016, net of unamortized discount of $3 million as of March 31, 2011	1,497	—
7.625% senior notes due 2016	1,500	1,500
5.875% senior notes due 2019, net of unamortized discount of $6 million as of March 31, 2011 and as of December 31, 2010	994	994
5.200% senior notes due 2020, net of unamortized discount of $2 million as of March 31, 2011 and as of December 31, 2010	1,298	1,298
4.600% senior notes due 2021, net of unamortized discount of $1 million as of March 31, 2011 and as of December 31, 2010	999	999
5.000% senior notes due 2021, net of unamortized discount of $7 million as of March 31, 2011	1,493	—
6.350% senior notes due 2040, net of unamortized discount of $1 million as of March 31, 2011 and as of December 31, 2010	499	499
6.000% senior notes due 2040, net of unamortized discount of $16 million as of March 31, 2011 and $17 million as of December 31, 2010	1,234	1,233
6.375% senior notes due 2041	1,000	—

Total senior notes	$14,121	$10,472

        The fair value of our senior notes was approximately $14,485 million at March 31, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        Our senior notes mature as follows: $1,000 million in 2014, $1,859 million in 2015 and $11,300 million thereafter.

  Collar Loan

        On November 19, 2009, The DIRECTV Group, Inc. and Liberty Media Corporation completed a series of transactions, which we refer to collectively as the Liberty Transaction. As part of the Liberty Transaction, we assumed a credit facility and related equity collars, which we refer to as the Collar

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance and accrued interest on the credit facility, and to settle the equity collars. As a result we recorded a gain of $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

  Credit Facilities

        At December 31, 2010, DIRECTV U.S.' senior secured credit facility consisted of a $500 million undrawn six-year revolving credit facility.

        In February 2011, DIRECTV U.S.' senior secured credit facility was terminated and replaced by a five year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility is unsecured and has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis.

  Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At March 31, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $31 million as of March 31, 2011 and $70 million as of December 31, 2010 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations and as of December 31, 2010, collateralized an international loan. The restrictions on the cash will be removed as the letters of credit expire.

Note 6: Contingencies

        National Football League Labor Dispute.    DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, DIRECTV U.S. would still be obligated to make certain

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

contractual payments to the NFL. DIRECTV U.S. subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season is cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL, and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

        Redeemable Noncontrolling Interest.    In connection with our acquisition of Sky Brazil in 2006, DIRECTV Latin America's partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and DIRECTV Latin America has the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of March 31, 2011, and December 31, 2010, the carrying amount of the redeemable noncontrolling interest was $224 million, representing our best estimates of the fair value on those dates. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

        Venezuela Devaluation and Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of DIRECTV Latin America's Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the first quarter of 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $13 million charge in the first quarter of 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

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

        As a result of these developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in the first quarter of 2011 as compared to the first quarter of 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $197 million at March 31, 2011, as compared to $169 million at December 31, 2010.

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

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of March 31, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $134 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material adverse effect on our consolidated financial statements.

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

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

and inadequately disclosed to customers. In light of the U.S. Supreme Court's recent decision in AT&T Mobility LLC v. Concepcion, we intend to move to compel these cases to arbitration in accordance with our Customer Agreement. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on issues similar to those recently resolved with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2011, the net book value of in-orbit satellites was $2,112 million, all of which was uninsured.

Note 7: Related Party Transactions

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Liberty Media, Liberty Global and Discovery Communications

        Prior to the completion of the Malone Transaction, as discussed in Note 8 of the Notes to the Consolidated Financial Statements, on June 16, 2010 and Dr. Malone's concurrent resignation from our Board of Directors, transactions with Liberty Media, Discovery Communications, Inc. and Liberty Global, Inc. and their subsidiaries or equity method investees were considered to be related party transactions as a result of Dr. Malone's ownership interest and management roles for these entities. Such transactions consisted primarily of purchases of programming created, owned or distributed by these entities.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$14
Discovery Communications, Liberty Global and affiliates	—	3
Globo and Other	2	2

Total	$2	$19

Purchases:
Liberty Media and affiliates	$—	$78
Discovery Communications, Liberty Global and affiliates	—	69
Globo and Other	187	142

Total	$187	$289

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$1	$2
Accounts payable	88	80

        The accounts receivable and accounts payable balances as of March 31, 2011 and December 31, 2010 are primarily related to Globo and companies in which we hold equity method investments.

Note 8: Stockholders' Deficit

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation, as amended in April 2011, provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,947,000,000 shares authorized; Class B common stock, par value $0.01 per share, 3,000,000 shares authorized; and preferred stock, par value $0.01 per

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

share, 50,000,000 shares authorized. As of March 31, 2011, there were no shares outstanding of the Class B common stock or preferred stock.

  Malone Transaction

        Following completion of the Liberty Transaction in November 2009, DIRECTV had two classes of common stock outstanding: Class A common stock and Class B common stock. In April 2010, we entered into an agreement with Dr. John Malone and his family, or the Malones, under which they exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which was all of the outstanding Class B shares, for 26.5 million shares of DIRECTV Class A common stock. This resulted in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3%.

        We accounted for the common stock exchange pursuant to accounting standards for induced conversions, which did not have an impact on earnings per share for the three months ended March 31, 2010. There has been no Class B common stock outstanding since the completion of the Malone Transaction on June 16, 2010.

  Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of March 31, 2011, we had approximately $4,915 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2011	2010
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$1,406	$526
Average price per share	43.88	34.15
Number of shares repurchased and retired	32	15

        Of the $1,406 million in repurchases during the three months ended March 31, 2011, $69 million was paid for in April 2011. Of the $526 million in repurchases during the three months ended March 31, 2010, $60 million was paid in April 2010. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	DIRECTV Class A Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			674		674	9	$683
Stock repurchased and retired	(32,036,462)	(226)	(1,180)		(1,406)
Stock options exercised and restricted stock units vested and distributed	1,900,775	(48)			(48)
Share-based compensation expense		22			22
Tax benefit from share-based compensation		27			27
Adjustment to the fair value of redeemable noncontrolling interest		10			10	(10)
Foreign currency translation adjustment				16	16	1
Unrealized loss on securities, net of taxes				(3)	(3)

Balance at March 31, 2011	778,311,357	$5,348	$(6,236)	$(14)	$(902)	$224

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

			Stockholders' Deficit
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				558		558	17	$575
Stock repurchased and retired	(15,400,000)		(112)	(414)		(526)
Stock options exercised and restricted stock units vested and distributed	2,810,607		(42)			(42)
Share-based compensation expense			20			20
Tax benefit from share-based compensation			22			22
Adjustment to the fair value of redeemable noncontrolling interest			14			14	(14)
Other			(2)			(2)
Foreign currency translation adjustment					(23)	(23)	(3)
Unrealized gains on securities, net of taxes:
Unrealized gain on securities					2	2
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at March 31, 2010	898,788,526	21,809,863	$6,589	$(3,578)	$(80)	$2,931	$400

Accumulated Other Comprehensive Loss

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(119)	$(119)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	6	9
Accumulated foreign currency translation adjustments	102	86

Total accumulated other comprehensive loss	$(14)	$(27)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Net income	$683	$575
Other comprehensive income (loss):
Foreign currency translation activity during the period	16	(23)
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) on securities	(3)	2
Less: reclassification adjustment for net gains recognized during the period	—	(3)

Comprehensive income	696	551
Comprehensive income attributable to redeemable noncontrolling interest	(10)	(14)

Comprehensive income attributable to DIRECTV	$686	$537

Note 9: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of Class A common stock from January 1, 2011 through March 31, 2011, and using the number of outstanding shares of Class A and Class B common stock from January 1, 2010 through March 31, 2010.

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

	Three Months Ended March 31,
	2011	2010
	(Shares in Millions)
Class A common stock options excluded	—	5

        We did not issue any Class B common stock options or other types of common equivalent shares.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        For the three months ended March 31, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the Class A and Class B common stockholders based on the weighted average shares outstanding for each class during the period. For the three months ended March 31, 2011, we allocate all net income attributable to DIRECTV to the Class A stockholders.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2011:
Class A Common Stock
Basic EPS
Net income attributable to DIRECTV	$674	793	$0.85
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$674	797	$0.85

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2010:
Class A Common Stock
Basic EPS
Net income attributable to Class A common stockholders	$545	909	$0.60
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted net income attributable to Class A common stockholders	$545	916	$0.59

Class B Common Stock
Basic and diluted EPS
Net income attributable to Class B common stockholders	$13	22	$0.60

Note 10: Segment Reporting

        Our three reporting segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming primarily via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produces their own programming. Sports Networks, Eliminations

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

and Other also includes the corporate office, eliminations and other entities. Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2011
External revenues	$5,143	$1,114	$62	$6,319
Intersegment revenues	2	—	(2)	—

Revenues	$5,145	$1,114	$60	$6,319

Operating profit	$921	$219	$15	$1,155
Add: Depreciation and amortization expense	442	165	4	611

Operating profit before depreciation and amortization(1)	$1,363	$384	$19	$1,766

March 31, 2010
External revenues	$4,762	$779	$67	$5,608
Intersegment revenues	10	—	(10)	—

Revenues	$4,772	$779	$57	$5,608

Operating profit	$808	$126	$22	$956
Add: Depreciation and amortization expense	498	118	3	619

Operating profit before depreciation and amortization(1)	$1,306	$244	$25	$1,575

(1)
Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit." This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and Board of Directors separately measure and budget for capital expenditures and business acquisitions.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,766	$1,575
Depreciation and amortization expense	(611)	(619)

Operating profit	1,155	956
Interest income	7	11
Interest expense	(172)	(115)
Liberty transaction and related gains	—	67
Other, net	42	6

Income before income taxes	1,032	925
Income tax expense	(349)	(350)

Net income	$683	$575
Less: Net income attributable to noncontrolling interest	(9)	(17)

Net income attributable to DIRECTV	$674	$558

*  *  *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010 or in Part II, Item 1A of this Quarterly Report on Form 10-Q:

  •
  Levels of competition are increasing.

  •
  We depend on others to produce programming and programming costs are increasing.

  •
  A continued National Football League labor dispute, if unresolved, could materially adversely affect our cash flows.

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

DIRECTV

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

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

CONTENTS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report. Information in this section is organized as follows:

  •
  Summary Data

  •
  Business Overview

  •
  Significant Transactions

  •
  Executive Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$6,319	$5,608
Total operating costs and expenses	5,164	4,652

Operating profit	1,155	956
Interest income	7	11
Interest expense	(172)	(115)
Liberty transaction and related gains	—	67
Other, net	42	6

Income before income taxes	1,032	925
Income tax expense	(349)	(350)

Net income	683	575
Less: Net income attributable to noncontrolling interest	(9)	(17)

Net income attributable to DIRECTV	$674	$558

Net income attributable to DIRECTV Class A stockholders.	$674	$545
Net income attributable to DIRECTV Class B stockholders.	—	13

Net income attributable to DIRECTV.	$674	$558

Basic earnings attributable to Class A stockholders per common share	$0.85	$0.60
Diluted earnings attributable to Class A stockholders per common share	0.85	0.59
Basic and diluted earnings attributable to Class B stockholders per common share	—	0.60
Weighted average number of Class A common shares outstanding (in millions)
Basic	793	909
Diluted	797	916
Weighted average number of Class B common shares outstanding (in millions)
Basic	—	22
Diluted	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	793	931
Diluted	797	938

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	March 31, 2011	December 31, 2010
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,295	$1,502
Total current assets	6,938	4,253
Total assets	20,593	17,909
Total current liabilities	4,125	4,450
Long-term debt	14,121	10,472
Redeemable noncontrolling interest	224	224
Total stockholders' deficit	(902)	(194)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2011	2010
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,155	$956
Add: Depreciation and amortization expense	611	619

Operating profit before depreciation and amortization(1)	$1,766	$1,575

Operating profit before depreciation and amortization margin(1)	27.9%	28.1%
Cash flow information
Net cash provided by operating activities	$1,309	$1,504
Net cash used in investing activities	(544)	(496)
Net cash provided by (used in) financing activities	2,028	(125)
Free cash flow(2)
Net cash provided by operating activities	$1,309	$1,504
Less: Cash paid for property and equipment	(613)	(465)
Less: Cash paid for satellites	(31)	(8)

Free cash flow(2)	$665	$1,031

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

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
March 31, 2011
Revenues	$5,145	$1,114	$60	$6,319
% of total revenue	81.4%	17.6%	1.0%	100.0%
Operating profit	$921	$219	$15	$1,155
Add: Depreciation and amortization expense	442	165	4	611

Operating profit before depreciation and amortization	$1,363	$384	$19	$1,766

Operating profit before depreciation and amortization margin	26.5%	34.5%	31.7%	27.9%
Capital expenditures	$376	$266	$2	$644
March 31, 2010
Revenues	$4,772	$779	$57	$5,608
% of total revenue	85.1%	13.9%	1.0%	100.0%
Operating profit	$808	$126	$22	$956
Add: Depreciation and amortization expense	498	118	3	619

Operating profit before depreciation and amortization	$1,306	$244	$25	$1,575

Operating profit before depreciation and amortization margin	27.4%	31.3%	43.9%	28.1%
Capital expenditures	$313	$159	$1	$473

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, since November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 60% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2011, DIRECTV U.S. had 19.4 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2011, PanAmericana had approximately 3.5 million subscribers, Sky Brazil had approximately 2.8 million subscribers and Sky Mexico had approximately 3.3 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, which are collectively known as ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

SIGNIFICANT TRANSACTIONS

Collar Loan Repayment

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. As a result of the Liberty Transaction, DIRECTV acquired approximately $2.1 billion of indebtedness and a related series of equity collars. During the first quarter of 2010 we recorded $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations totaled, related to net gains recorded for the final settlement of the equity collars.

Divestiture

        On March 31, 2011, we sold a portion of our investment in GSN for $60 million in cash, reducing our ownership interest from 65% to 60%. We recognized a $25 million pre-tax gain on the sale ($16 million after tax) in "Other, net" in the Consolidated Statements of Operations.

        For additional information regarding the GSN sale, refer to Note 2 of the Notes to the Consolidated Financial Statements.

DIRECTV

Financing Transactions

  2011 Financing Transactions

        In March 2011, DIRECTV U.S. issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount.

        In March 2011, DIRECTV U.S. completed a fixed price tender offer to purchase $341 million of the outstanding 6.375% senior notes due in 2015. The redemption resulted in a first quarter of 2011 pre-tax charge of $11 million, $7 million after tax, which resulted primarily from the premium paid for redemption of the 6.375% senior notes. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

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

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the first quarter of 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. In May 2010, the Venezuelan government enacted regulations that suspended the parallel exchange process. Rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $13 million charge in the first quarter of 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in the first quarter of 2011 as compared to the first quarter of 2010.

        See "Liquidity and Capital Resources" below for additional information.

DIRECTV

EXECUTIVE OUTLOOK

        DIRECTV U.S.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expect that the anticipated growth in revenues in 2011 will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range. We currently anticipate lower operating profit before depreciation and amortization margins in the second half of the year as compared to the first half of the year, primarily due to higher programming costs. Also, as a result of an increasing competitive environment, we anticipate gross subscriber additions to be relatively flat to slightly down from 2010 and churn to be modestly higher for the remainder of 2011.

        DIRECTV Latin America.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expected revenue and operating profit before depreciation and amortization growth of approximately 20%. As a result of favorable economic conditions, the subscriber growth we are experiencing and our continued management of churn, we now expect revenue and operating profit before depreciation and amortization growth of about 30% in 2011, excluding the effects of any repatriation costs in Venezuela. We also expect total net subscriber additions to be in the 1,250 million to 1,500 million range for 2011. These changes in outlook are subject to unforeseen changes in the general macroeconomic environment in Latin America and assume there will not be material changes in foreign exchange rates, particularly in Brazil.

RESULTS OF OPERATIONS

        For a description of key terminology used in the discussion of our results of operations, see "Key Terminology" below.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended March 31,		Change
Revenues By Segment:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,145	$4,772	$373	7.8%
DIRECTV Latin America	1,114	779	335	43.0%
Sports Networks, Eliminations and Other	60	57	3	5.3%

Total revenues	$6,319	$5,608	$711	12.7%

        The increase in our total revenues was primarily due to subscriber and average monthly revenue per subscriber, or ARPU, growth at DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit before depreciation and amortization by segment:

	Three Months Ended March 31,		Change
Operating profit before depreciation and amortization:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,363	$1,306	$57	4.4%
DIRECTV Latin America	384	244	140	57.4%
Sports Networks, Eliminations and Other	19	25	(6)	(24.0)%

Total operating profit before depreciation and amortization	$1,766	$1,575	$191	12.1%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit.    The following table presents our operating profit by segment:

	Three Months Ended March 31,		Change
Operating profit:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$921	$808	$113	14.0%
DIRECTV Latin America	219	126	93	73.8%
Sports Networks, Eliminations and Other	15	22	(7)	(31.8)%

Total operating profit	$1,155	$956	$199	20.8%

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

        Interest income.    Interest income decreased to $7 million in the first quarter of 2011 from $11 million in the first quarter of 2010.

        Interest expense.    The increase in interest expense to $172 million in the first quarter of 2011 from $115 million in the first quarter of 2010 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates on our outstanding borrowings.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
Other, net:	2011	2010	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$25	$21	$4
Gain on sale of investments	26	3	23
Fair-value adjustment loss on non-employee options	(5)	(3)	(2)
Loss on early extinguishment of debt	(11)	(9)	(2)
Net foreign currency transaction gain (loss)	8	(8)	16
Other	(1)	2	(3)

Total	$42	$6	$36

        Income Tax Expense.    We recognized income tax expense of $349 million for the first quarter of 2011 compared to income tax expense of $350 million for the first quarter of 2010. The effective tax rate for the first quarter of 2011 was 33.8% compared to 37.8% for the first quarter of 2010. The lower effective tax rate was primarily attributable to a benefit related to previously unrecognized foreign tax credits.

        Earnings Per Share.    Class A common stock earnings per share and weighted average shares outstanding were as follows for the three months ended March 31:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$0.85	$0.60
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	0.85	0.59
Weighted average number of Class A common shares outstanding
Basic	793	909
Diluted	797	916

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV and a reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,145	$4,772	$373	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,200	2,014	186	9.2%
Subscriber service expenses	351	323	28	8.7%
Broadcast operations expenses	74	69	5	7.2%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	682	595	87	14.6%
Upgrade and retention costs	259	250	9	3.6%
General and administrative expenses	216	215	1	0.5%
Depreciation and amortization expense	442	498	(56)	(11.2)%

Total operating costs and expenses	4,224	3,964	260	6.6%

Operating profit	$921	$808	$113	14.0%

Other Data:
Operating profit before depreciation and amortization	$1,363	$1,306	$57	4.4%
Total number of subscribers (000's)	19,407	18,660	747	4.0%
ARPU	$88.79	$85.47	$3.32	3.9%
Average monthly subscriber churn %	1.50%	1.48%	—	1.4%
Gross subscriber additions (000's)	1,052	925	127	13.7%
Subscriber disconnections (000's)	868	825	43	5.2%
Net subscriber additions (000's)	184	100	84	84.0%
Average subscriber acquisition costs—per subscriber (SAC)	$814	$768	$46	6.0%

        Subscribers.    In the first quarter of 2011, gross subscriber additions increased compared to the first quarter of 2010 primarily due to higher demand for advanced services. Net subscriber additions increased as higher gross subscriber additions exceeded the higher number of subscriber disconnections associated with the larger subscriber base.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, and higher digital video recorder, or DVR, service fees.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs.

DIRECTV

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the first quarter of 2011 compared to the first quarter of 2010 primarily due to the higher number of subscribers and higher service call costs.

        Subscriber acquisition costs and subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, increased primarily due to increased demand for advanced products partially offset by lower marketing costs. Under our lease program we capitalized $174 million of set-top receivers in the first quarter of 2011 and $115 million the first quarter of 2010 for new subscribers.

        Upgrade and retention costs increased in the first quarter of 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $69 million of set-top receivers in the first quarter of 2011 and $81 million of set-top receivers in the first quarter of 2010 for subscriber upgrades.

        General and administrative expenses increased due to higher labor costs and the benefit of a legal settlement recorded during the first quarter of 2010. These increases were mostly offset by a benefit from a property tax adjustment recorded during the first quarter of 2011.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of March 31,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,114	$779	$335	43.0%
Operating profit before depreciation and amortization	384	244	140	57.4%
Operating profit	219	126	93	73.8%
Other data:
ARPU	$61.69	$55.24	$6.45	11.7%
Average monthly total subscriber churn %	1.87%	1.93%	—	(3.1)%
Average monthly post paid subscriber churn %	1.43%	1.57%	—	(8.9)%
Total number of subscribers (000's)(1)	6,235	4,809	1,426	29.7%
Gross subscriber additions (000's)	765	493	272	55.2%
Net subscriber additions (000's)	427	221	206	93.2%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in net subscriber additions was primarily due to higher demand for our middle market products in Brazil. Average monthly post-paid subscriber churn decreased in the quarter primarily due to lower churn in Brazil and Venezuela.

DIRECTV

        Revenues.    Revenues increased primarily due to subscriber and ARPU growth. ARPU increased primarily due to price increases and higher fees for HD and DVR services as favorable exchange rates in Brazil were mostly offset by unfavorable exchange rates in Argentina and Venezuela.

        Operating profit before depreciation and amortization.    The higher operating profit before depreciation and amortization was primarily from the increased gross profit generated from the higher revenues, partially offset by an increase in subscriber acquisition costs due to a higher number of gross subscriber additions and higher sales of advanced products.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained during the first quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

        At March 31, 2011, our cash and cash equivalents totaled $4.3 billion compared to $1.5 billion at December 31, 2010. The $2.8 billion increase resulted primarily from $1.3 billion of cash provided by operating activities and approximately $4.0 billion of cash proceeds from the issuance of senior notes, partially offset by $1.4 billion in cash used for the repurchase of shares and $644 million of cash paid for the acquisition of satellites, property and equipment.

        As of March 31, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility, which is available until February 2016. DIRECTV U.S. is subject to certain restrictive covenants under its credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.68 at March 31, 2011 and 0.96 December 31, 2010. The increase in our current ratio during the three months ended March 31, 2011 was primarily due to the change in our cash and cash equivalents.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of March 31, 2011, we had approximately $4,915 million remaining under this authorization. During the three months ended March 31, 2011, we repurchased and retired 32 million shares for $1,406 million, at an average price of $43.88. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $2 billion DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

        We may also borrow additional amounts in the future to maintain our outstanding long-term debt target of approximately 2.5 times DIRECTV U.S. operating profit before depreciation and amortization.

DIRECTV

Borrowings

        At March 31, 2011, we had $14,121 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

        Our senior notes mature as follows: $1,000 million in 2014, $1,859 million in 2015 and $11,300 million thereafter.

Revolving Credit Facility

        In February 2011, DIRECTV U.S.' senior secured credit facility was terminated and replaced by a new five-year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' subsidiaries on a senior unsecured basis.

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At March 31, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

        National Football League Labor Dispute.    DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season were cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may

DIRECTV

have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

        Redeemable Noncontrolling Interest.    As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela Devaluation and Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the first quarter of 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $13 million charge in the first quarter of 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

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

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in the first quarter of 2011 as compared to the first quarter of 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $197 million at March 31, 2011, as compared to $169 million at December 31, 2010.

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

DIRECTV

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of March 31, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $134 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010.

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$23,089	$502	$1,492	$4,261	$16,834
Purchase obligations(b)	8,565	1,594	3,782	2,181	1,008
Operating lease obligations(c)	431	60	127	84	160
Capital lease obligations	853	70	183	164	436
Other long-term liabilities reflected on the Consolidated Balance Sheets under GAAP(d)	25	25	—	—	—

Total	$32,963	$2,251	$5,584	$6,690	$18,438

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2011, however, the obligations do not reflect potential prepayments required under DIRECTV U.S.' indentures.

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

DIRECTV

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

(d)
Payments due by period for other long-term liabilities reflected on the Consolidated Balance Sheet under GAAP do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $360 million as of March 31, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related Party Transactions," see Part I, Item 1, Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who lease or purchase set-top receivers from us, our published programming guide, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include expenses associated with the publication and distribution of our programming guide, continuing service fees paid to third parties for active subscribers and warranty service costs.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and certain home services expenses, such as in-home repair costs.

DIRECTV

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

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher ARPU and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offer and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

        Average Monthly Subscriber Churn.    Average monthly subscriber churn represents the number of subscribers whose service is disconnected, expressed as a percentage of the average total number of subscribers. We calculate average monthly subscriber churn by dividing the average monthly number of disconnected subscribers for the period (total subscribers disconnected, net of reconnects, during the period divided by the number of months in the period) by average subscribers for the period. For our DIRECTV Latin America business, post paid churn is calculated excluding those subscribers who are on a prepaid programming plan.

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

*  *  *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the quarter ended March 31, 2011. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

*  *  *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

*  *  *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

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

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending—some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. In light of the U.S. Supreme Court's recent decision in AT&T Mobility LLC v. Concepcion, we intend to move to compel these cases to arbitration in accordance with our Customer Agreement. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on issues similar to those recently resolved with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the first quarter ended March 31, 2011.

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

DIRECTV

A continued National Football League labor dispute, if unresolved, could materially adversely affect our cash flows.

        DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expired in March 2011. The NFL and its players are engaged in a labor dispute that is in litigation and there is a possibility that no games will be played or a reduced schedule will be played during the 2011-2012 season. If the league and the players do not reach a new collective bargaining agreement or alternative arrangement before or during the 2011-2012 season, DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. subscriber revenues in 2011 would decrease if NFL games are not played or a full season is lost and cash flows from operating activities would decrease due to lower revenues and because DIRECTV U.S. would still be obligated to make certain contractual payments to the NFL. DIRECTV U.S. will be able to partially offset these payments through provisions such as credits in the following year, reimbursements for games not played and its rights to an extra season if an entire season is cancelled, but in the near term a continued labor dispute could have a material adverse effect on our cash flows from operating activities primarily due to payments we may have to make to the NFL, including minimum contractual obligations, an optional advance payment that may be requested by the NFL and the loss of subscriber revenue as well as possibly resulting in reduced subscriber additions and higher churn.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

  Share Repurchase Program

        In February 2011, our Board of Directors approved a $6 billion repurchase program of our Class A common stock. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, subject to market conditions. The program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended March 31, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1—31, 2011	11	$41.97	11	$343
February 1—28, 2011	9	43.83	9	5,469
March 1—31, 2011	12	45.72	12	4,915

Total	32	43.88	32	4,915

ITEM 4.    (Removed and Reserved)

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number		Exhibit Name
*1.1		Underwriting Agreement, dated as of March 7, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and Credit Suisse Securities (USA) LLC and Morgan Stanley & Co. Incorporated, as representatives of the several underwriters signatory thereto (incorporated by reference to Exhibit 1.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
****3(i	)	Second Amended and Restated Certificate of Incorporation of DIRECTV
****3(ii	)	DIRECTV Amended and Restated By-Laws
*4.1
Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529)).
*4.2
Second Supplemental Indenture, dated as of March 10, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529)).
*4.3		Form of 3.500% Notes due 2016 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529)).
*4.4		Form of 5.000% Notes due 2021 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
*4.5		Form of 6.375% Notes due 2041 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529)).
*10.1
Credit Agreement dated as of February 7, 2011, by and among DIRECTV Holdings LLC and certain of its subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the Credit Agreement, Barclays Capital, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Royal Bank Of Scotland PLC and UBS AG, Stamford Branch as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Capital, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS AG, Stamford Branch as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on February 10, 2011 (SEC file No. 333-106529)).
*10.2		DIRECTV 2010 Stock Plan (incorporated by reference to Exhibit 99 of the Form S-8 of DIRECTV filed on February 14, 2011 (SEC file No. 1-34554)).

DIRECTV

Exhibit Number	Exhibit Name
*10.3	Summary Terms—2011 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on February 14, 2011 (SEC file No. 1-34554)).
*10.4	Summary Terms—2011 Bonus (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on February 14, 2011 (SEC file No. 1-34554)).
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV (Registrant)
Date: May 5, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Name
3(i	)	Second Amended and Restated Certificate of Incorporation of DIRECTV
3(ii	)	DIRECTV Restated and Amended By-Laws
31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document