Form 10-Q
period 2011-06-30
DIRECTV
filed 2011-08-05
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR
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

        As of August 1, 2011, the registrant had outstanding 738,286,831 shares of Class A common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$6,600	$5,848	$12,919	$11,456
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,693	2,366	5,286	4,680
Subscriber service expenses	466	407	915	802
Broadcast operations expenses	96	85	190	173
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	766	709	1,562	1,381
Upgrade and retention costs	327	272	608	532
General and administrative expenses	406	374	746	678
Depreciation and amortization expense	616	625	1,227	1,244

Total operating costs and expenses	5,370	4,838	10,534	9,490

Operating profit	1,230	1,010	2,385	1,966
Interest income	9	8	16	19
Interest expense	(203)	(134)	(375)	(249)
Liberty transaction and related gains	—	—	—	67
Other, net	70	13	112	19

Income before income taxes	1,106	897	2,138	1,822
Income tax expense	(397)	(343)	(746)	(693)

Net income	709	554	1,392	1,129
Less: Net income attributable to noncontrolling interest	(8)	(11)	(17)	(28)

Net income attributable to DIRECTV	$701	$543	$1,375	$1,101

Net income attributable to Class A common stockholders	$701	$372	$1,375	$917
Net income attributable to Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	171	—	184

Net income attributable to DIRECTV	$701	$543	$1,375	$1,101

Basic earnings attributable to Class A stockholders per common share	$0.92	$0.42	$1.77	$1.02
Diluted earnings attributable to Class A stockholders per common share	0.91	0.42	1.76	1.02
Basic and diluted earnings attributable to Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	7.84	—	8.44
Weighted average number of Class A common shares outstanding (in millions)
Basic	763	883	778	896
Diluted	767	889	782	903
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	22	—	22
Diluted	—	22	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	763	901	778	916
Diluted	767	907	782	923

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,528	$1,502
Accounts receivable, net of allowances of $98 and $76	2,003	2,001
Inventories	321	247
Deferred income taxes	61	53
Prepaid expenses and other	405	450

Total current assets	5,318	4,253
Satellites, net	2,173	2,235
Property and equipment, net	4,789	4,444
Goodwill	4,181	4,148
Intangible assets, net	1,014	1,074
Investments and other assets	1,702	1,755

Total assets	$19,177	$17,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,539	$3,926
Unearned subscriber revenues and deferred credits	509	486
Short-term borrowings	—	38

Total current liabilities	4,048	4,450
Long-term debt	13,462	10,472
Deferred income taxes	1,784	1,670
Other liabilities and deferred credits	1,282	1,287
Commitments and contingencies
Redeemable noncontrolling interest	224	224
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,947,000,000 and 3,500,000,000 shares authorized, 747,301,144 and 808,447,044 shares issued and outstanding of Class A common stock at June 30, 2011 and December 31, 2010, respectively	5,177	5,563
Accumulated deficit	(6,816)	(5,730)
Accumulated other comprehensive gain (loss)	16	(27)

Total stockholders' deficit	(1,623)	(194)

Total liabilities and stockholders' deficit	$19,177	$17,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2011	2010
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,392	$1,129
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,227	1,244
Amortization of deferred revenues and deferred credits	(18)	(17)
Share-based compensation expense	53	38
Equity in earnings from unconsolidated affiliates	(55)	(38)
Net foreign currency transaction (gain) loss	(26)	11
Dividends received	77	47
Gain from sale of investments	(63)	(3)
Liberty transaction and related gains	—	(67)
Deferred income taxes	180	135
Other	26	30
Change in other operating assets and liabilities:
Accounts receivable	17	(30)
Inventories	(74)	29
Prepaid expenses and other	9	61
Accounts payable and accrued liabilities	(259)	(15)
Unearned subscriber revenue and deferred credits	23	(8)
Other, net	(105)	(52)

Net cash provided by operating activities	2,404	2,494

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,296)	(1,011)
Cash paid for satellites	(48)	(69)
Investment in companies, net of cash acquired	(11)	(1)
Proceeds from sale of investments	116	5
Other, net	39	(41)

Net cash used in investing activities	(1,200)	(1,117)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,990	2,996
Debt issuance costs	(30)	(16)
Repayment of long-term debt	(1,000)	(1,103)
Repayment of short-term borrowings	(39)	—
Repayment of collar loan and equity collars	—	(1,537)
Repayment of other long-term obligations	(156)	(62)
Common shares repurchased and retired	(2,913)	(2,189)
Stock options exercised	—	2
Taxes paid in lieu of shares issued for share-based compensation	(55)	(82)
Excess tax benefit from share-based compensation	25	9

Net cash used in financing activities	(178)	(1,982)

Net increase (decrease) in cash and cash equivalents	1,026	(605)
Cash and cash equivalents at beginning of the period	1,502	2,605

Cash and cash equivalents at end of the period	$2,528	$2,000

Supplemental Cash Flow Information
Cash paid for interest	$310	$207
Cash paid for income taxes	543	382

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

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region; our 93% owned subsidiary Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, which are collectively known as ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 2: Divestitures

  Equity Method Investments

        In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a $37 million gain, or $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

        Investment in GSN.    We account for our investment in GSN using the equity method of accounting. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, or $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN through 2014 and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell an additional 18% interest in GSN to them, in each case for an exercise price which exceeds our carrying value for that portion of the investment. Such exercise price is calculated using a formula based on an agreed upon multiple of the earnings of GSN with a minimum price of $234 million and a maximum price of $288 million. As of June 30, 2011, the book value of our 60% interest in GSN was $406 million.

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

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers, warranty services and equipment rental as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the six months ended June 30, 2011 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2010	$3,176	$677	$295	$4,148
Sky Brazil foreign currency translation adjustment	—	32	—	32
Acquisition accounting adjustments	1	—	—	1

Balance as of June 30, 2011	$3,177	$709	$295	$4,181

  Satellite Rights

        Sky Brazil has entered into an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010 the satellite was launched and successfully placed into its assigned orbit, and we recorded the total payments for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets. We made a $29 million payment during the first quarter of 2010 and we made the remaining $87 million payment during the first quarter of 2011. We are amortizing the intangible asset on a straight line basis over the 15 year term of the agreement.

Note 5: Debt

        The following table sets forth our outstanding debt:

	June 30, 2011	December 31, 2010
	(Dollars in Millions)
Long-term debt
Senior notes	$13,462	$10,472
Short-term borrowings	—	38

Total debt	$13,462	$10,510

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

        As of June 30, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $14 million, $9 million after tax, during the second quarter of 2011 and a pre-tax charge of $25 million, $16 million after tax, during the six months ended June 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Senior Notes

        The following table sets forth our outstanding senior notes balance as of:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	June 30, 2011	June 30, 2011	December 31, 2010
		(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$998	$998
3.550% senior notes due 2015	1,200	1,199	1,199
6.375% senior notes due 2015	—	—	1,002
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,497	—
7.625% senior notes due 2016	1,500	1,500	1,500
5.875% senior notes due 2019	1,000	994	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	—
6.350% senior notes due 2040	500	499	499
6.000% senior notes due 2040	1,250	1,234	1,233
6.375% senior notes due 2041	1,000	1,000	—

Total senior notes	$13,500	$13,462	$10,472

        The fair value of our senior notes was approximately $14,188 million at June 30, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

  Collar Loan

        On November 19, 2009, The DIRECTV Group, Inc. and Liberty Media Corporation completed a series of transactions, which we refer to collectively as the Liberty Transaction. As part of the Liberty Transaction, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance and accrued interest on the credit facility, and to settle the equity collars. As a result, we recorded a gain of $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

  Credit Facilities

        At December 31, 2010, DIRECTV U.S.' senior secured credit facility consisted of a $500 million undrawn six-year revolving credit facility.

        In February 2011, DIRECTV U.S.' senior secured credit facility was terminated and replaced by a five-year, $2.0 billion revolving credit facility. We pay a commitment fee of .30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis.

  Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At June 30, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $31 million as of June 30, 2011 and $70 million as of December 31, 2010 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations and as of December 31, 2010, collateralized an international loan. The restrictions on the cash will be removed as the letters of credit expire.

Note 6: Contingencies

        Venezuela Devaluation and Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of DIRECTV Latin America's Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the six months ended June 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        As a result of these developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in 2011 as compared to 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $264 million at June 30, 2011, as compared to $169 million at December 31, 2010.

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

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of June 30, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $192 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, DIRECTV Latin America's partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and DIRECTV Latin America has the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. The carrying amount of the redeemable noncontrolling interest was $224 million as of June 30, 2011 and $224 million as of December 31, 2010, representing our best estimates of the fair value on those dates. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2011, the net book value of in-orbit satellites was $2,062 million, all of which was uninsured.

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

  Liberty Media, Liberty Global and Discovery Communications

        Prior to the completion of the Malone Transaction, as discussed in Note 8 of the Notes to the Consolidated Financial Statements, on June 16, 2010 and Dr. Malone's concurrent resignation from our Board of Directors, transactions with Liberty Media, Discovery Communications, Inc. and Liberty Global, Inc. and their subsidiaries or equity method investees were treated as related party transactions as a result of Dr. Malone's ownership interest and management roles for these entities. Such transactions consisted primarily of purchases of programming created, owned or distributed by these entities.

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$12	$—	$26
Discovery Communications, Liberty Global and affiliates	—	2	—	5
Globo and other	2	3	4	5

Total	$2	$17	$4	$36

Purchases:
Liberty Media and affiliates	$—	$65	$—	$143
Discovery Communications, Liberty Global and affiliates	—	59	—	128
Globo and other	211	145	398	287

Total	$211	$269	$398	$558

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$1	$2
Accounts payable	95	80

        The accounts receivable and accounts payable balances as of June 30, 2011 and December 31, 2010 are primarily related to Globo and companies in which we hold equity method investments.

Note 8: Stockholders' Deficit

  Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation, as amended in April 2011, provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,947,000,000 shares authorized; Class B common stock, par value $0.01 per share, 3,000,000 shares authorized; and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. As of June 30, 2011, there were no shares outstanding of the Class B common stock or preferred stock.

  Malone Transaction

        Following completion of the Liberty Transaction in November 2009, DIRECTV had two classes of common stock outstanding: Class A common stock and Class B common stock. In April 2010, we entered into an agreement with Dr. John Malone and his family, or the Malones, under which they exchanged 21.8 million shares of high-vote Class B common stock, which was all of the outstanding Class B shares, for 26.5 million shares of Class A common stock, resulting in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3%. The number of Class A shares issued was determined as follows: one share of Class A common stock for each share of Class B common stock held, plus an additional number of Class A shares with a fair value of $160 million based on the then current market price of the Class A common stock. We accounted for the common stock exchange pursuant to accounting standards for induced conversions, as described in Note 9 of the Notes to the Consolidated Financial Statements. There have been no Class B shares outstanding since the completion of the Malone Transaction on June 16, 2010.

  Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of June 30, 2011, we had approximately $3,420 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand and cash from operations. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2011	2010
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$2,901	$2,285
Average price per share	45.94	36.22
Number of shares repurchased and retired	63	63

        Of the $2,901 million in repurchases during the six months ended June 30, 2011, $56 million was paid for in July 2011. Of the $2,285 million in repurchases during the six months ended June 30, 2010, $96 million was paid in July 2010. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	DIRECTV Class A Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			1,375		1,375	17	$1,392
Stock repurchased and retired	(63,131,934)	(440)	(2,461)		(2,901)
Stock options exercised and restricted stock units vested and distributed	1,986,034	(50)			(50)
Share-based compensation expense		53			53
Tax benefit from share-based compensation		29			29
Adjustment to the fair value of redeemable noncontrolling interest		22			22	(22)
Foreign currency translation adjustment				48	48	5
Unrealized loss on securities, net of taxes				(5)	(5)

Balance at June 30, 2011	747,301,144	$5,177	$(6,816)	$16	$(1,623)	$224

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

			Stockholders' Equity
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				1,101		1,101	28	$1,129
Stock repurchased and retired	(63,047,789)		(454)	(1,831)		(2,285)
Stock options exercised and restricted stock units vested and distributed	3,941,069		(49)			(49)
Malone Transaction	26,547,624	(21,809,863)
Share-based compensation expense			38			38
Tax benefit from share-based compensation			33			33
Adjustment to the fair value of redeemable noncontrolling interest			(229)			(229)	229
Foreign currency translation adjustment					(33)	(33)	(7)
Unrealized losses on securities, net of taxes:
Unrealized losses on securities					(1)	(1)
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at June 30, 2010	878,818,823	—	$6,028	$(4,452)	$(93)	$1,483	$650

Accumulated Other Comprehensive Gain (Loss)

        The following table sets forth the components of "Accumulated other comprehensive gain (loss)" in our Consolidated Balance Sheets as of:

	As of June 30, 2011	As of December 31, 2010
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(119)	$(119)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	4	9
Accumulated foreign currency translation adjustments	134	86

Total accumulated other comprehensive gain (loss)	$16	$(27)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Net income	$709	$554	$1,392	$1,129
Other comprehensive income (loss):
Foreign currency translation activity during the period	32	(10)	48	(33)
Unrealized losses on securities, net of taxes:
Unrealized holding losses on securities	(2)	(3)	(5)	(1)
Less: reclassification adjustment for net gains recognized during the period	—	—	—	(3)

Comprehensive income	739	541	1,435	1,092
Comprehensive income attributable to redeemable noncontrolling interest	(12)	(7)	(22)	(21)

Comprehensive income attributable to DIRECTV.	$727	$534	$1,413	$1,071

Note 9: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of Class A common stock and Class B common stock from January 1, 2010 through June 16, 2010.

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

        For the three and six months ended June 30, 2011 and 2010 we excluded no Class A common stock options from the computation of diluted EPS, because all options' exercise prices were less than the average market price of our common stock during the periods presented. We did not issue any Class B common stock options or other types of common equivalent shares.

        For the three and six month periods ended June 30, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the Class A and Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. In connection with the Malone Transaction, as discussed in Note 8 of the Notes to the Consolidated Financial Statements, we were required to account for the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

exchange of 21.8 million shares of Class B common stock into 26.5 million shares of Class A common stock pursuant to accounting standards for induced conversions. Pursuant to these standards, the $160 million in incremental Class A common stock issued to the former Class B stockholders has been deducted from earnings attributable to Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. The $160 million has been included in the income attributable to Class B common stockholders. After the close of the Malone Transaction on June 16, 2010, we allocate all net income attributable to DIRECTV to the Class A stockholders. This adjustment had the effect of reducing diluted earnings per Class A common share by $0.18 for the three months and $0.17 for the six months ended June 30, 2010.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended:
June 30, 2011:
Class A Common Stock
Basic EPS
Net income attributable to DIRECTV	$701	763	$0.92
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$701	767	$0.91

June 30, 2010:
Class A Common Stock
Basic EPS
Net income attributable to Class A common stockholders	$372	883	$0.42
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	6	—

Diluted EPS
Adjusted net income attributable to Class A common stockholders	$372	889	$0.42

Class B Common Stock
Basic and diluted EPS
Net income attributable to Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$171	22	$7.84

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended:
June 30, 2011:
Class A Common Stock
Basic EPS
Net income attributable to DIRECTV	$1,375	778	$1.77
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,375	782	$1.76

June 30, 2010:
Class A Common Stock
Basic EPS
Net income attributable to Class A common stockholders	$917	896	$1.02
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	—

Diluted EPS
Adjusted net income attributable to Class A common stockholders	$917	903	$1.02

Class B Common Stock
Basic and diluted EPS
Net income attributable to Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2011
External revenues	$5,275	$1,254	$71	$6,600
Intersegment revenues	2	—	(2)	—

Revenues	$5,277	$1,254	$69	$6,600

Operating profit (loss)	$1,016	$241	$(27)	$1,230
Add: Depreciation and amortization expense	430	182	4	616

Operating profit (loss) before depreciation and amortization(1)	$1,446	$423	$(23)	$1,846

June 30, 2010
External revenues	$4,932	$857	$59	$5,848
Intersegment revenues	2	—	(2)	—

Revenues	$4,934	$857	$57	$5,848

Operating profit (loss)	$899	$140	$(29)	$1,010
Add: Depreciation and amortization expense	495	125	5	625

Operating profit (loss) before depreciation and amortization(1)	$1,394	$265	$(24)	$1,635

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2011
External revenues	$10,418	$2,368	$133	$12,919
Intersegment revenues	4	—	(4)	—

Revenues	$10,422	$2,368	$129	$12,919

Operating profit (loss)	$1,937	$460	$(12)	$2,385
Add: Depreciation and amortization expense	872	347	8	1,227

Operating profit (loss) before depreciation and amortization(1)	$2,809	$807	$(4)	$3,612

June 30, 2010
External revenues	$9,702	$1,636	$118	$11,456
Intersegment revenues	4	—	(4)	—

Revenues	$9,706	$1,636	$114	$11,456

Operating profit (loss)	$1,707	$266	$(7)	$1,966
Add: Depreciation and amortization expense	993	243	8	1,244

Operating profit before depreciation and amortization(1)	$2,700	$509	$1	$3,210

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,846	$1,635	$3,612	$3,210
Depreciation and amortization	(616)	(625)	(1,227)	(1,244)

Operating profit	1,230	1,010	2,385	1,966
Interest income	9	8	16	19
Interest expense	(203)	(134)	(375)	(249)
Liberty transaction and related gains	—	—	—	67
Other, net	70	13	112	19

Income before income taxes	1,106	897	2,138	1,822
Income tax expense	(397)	(343)	(746)	(693)

Net income	$709	554	$1,392	1,129
Less: Net income attributable to noncontrolling interest	(8)	(11)	(17)	(28)

Net income attributable to DIRECTV	$701	$543	$1,375	$1,101

* * *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  •
  We face risks related to our reliance on network information systems and other technology.

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

  •
  Contingencies

  •
  Certain Relationships and Related Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$6,600	$5,848	$12,919	$11,456
Total operating costs and expenses	5,370	4,838	10,534	9,490

Operating profit	1,230	1,010	2,385	1,966
Interest income	9	8	16	19
Interest expense	(203)	(134)	(375)	(249)
Liberty transaction and related gains	—	—	—	67
Other, net	70	13	112	19

Income before income taxes	1,106	897	2,138	1,822
Income tax expense	(397)	(343)	(746)	(693)

Net income	709	554	1,392	1,129
Less: Net income attributable to noncontrolling interest	(8)	(11)	(17)	(28)

Net income attributable to DIRECTV.	$701	$543	$1,375	$1,101

Net income attributable to DIRECTV Class A common stockholders	$701	$372	$1,375	$917
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	—	171	—	184

Net income attributable to DIRECTV	$701	$543	$1,375	$1,101

Basic earnings attributable to Class A stockholders per common share	$0.92	$0.42	$1.77	$1.02
Diluted earnings attributable to Class A stockholders per common share	0.91	0.42	1.76	1.02
Basic and diluted earnings attributable to Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction	—	7.84	—	8.44
Weighted average number of Class A common shares outstanding (in millions)
Basic	763	883	778	896
Diluted	767	889	782	903
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	22	—	22
Diluted	—	22	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	763	901	778	916
Diluted	767	907	782	923

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2011	December 31, 2010
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$2,528	$1,502
Total current assets	5,318	4,253
Total assets	19,177	17,909
Total current liabilities	4,048	4,450
Long-term debt	13,462	10,472
Redeemable noncontrolling interest	224	224
Total stockholders' deficit	(1,623)	(194)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,230	$1,010	$2,385	$1,966
Add: Depreciation and amortization expense	616	625	1,227	1,244

Operating profit before depreciation and amortization(1)	$1,846	$1,635	$3,612	$3,210

Operating profit before depreciation and amortization margin(1)	28.0%	28.0%	28.0%	28.0%
Cash flow information
Net cash provided by operating activities	$1,095	$990	$2,404	$2,494
Net cash used in investing activities	(656)	(621)	(1,200)	(1,117)
Net cash used in financing activities	(2,206)	(1,857)	(178)	(1,982)
Free cash flow(2)
Net cash provided by operating activities	$1,095	$990	$2,404	$2,494
Less: Cash paid for property and equipment	(683)	(546)	(1,296)	(1,011)
Less: Cash paid for satellites	(17)	(61)	(48)	(69)

Free cash flow(2)	$395	$383	$1,060	$1,414

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
June 30, 2011
Revenues	$5,277	$1,254	$69	$6,600
% of total revenue	80.0%	19.0%	1.0%	100.0%
Operating profit (loss)	$1,016	$241	$(27)	$1,230
Add: Depreciation and amortization expense	430	182	4	616

Operating profit (loss) before depreciation and amortization	$1,446	$423	$(23)	$1,846

Operating profit before depreciation and amortization margin	27.4%	33.7%	N/A	28.0%
Capital expenditures	$386	$311	$3	$700
June 30, 2010
Revenues	$4,934	$857	$57	$5,848
% of total revenue	84.4%	14.7%	0.9%	100.0%
Operating profit (loss)	$899	$140	$(29)	$1,010
Add: Depreciation and amortization expense	495	125	5	625

Operating profit (loss) before depreciation and amortization	$1,394	$265	$(24)	$1,635

Operating profit before depreciation and amortization margin	28.3%	30.9%	N/A	28.0%
Capital expenditures	$376	$231	$—	$607

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Six Months Ended:
June 30, 2011
Revenues	$10,422	$2,368	$129	$12,919
% of total revenue	80.7%	18.3%	1.0%	100.0%
Operating profit (loss)	$1,937	$460	$(12)	$2,385
Add: Depreciation and amortization expense	872	347	8	1,227

Operating profit (loss) before depreciation and amortization	$2,809	$807	$(4)	$3,612

Operating profit before depreciation and amortization margin	27.0%	34.1%	N/A	28.0%
Capital expenditures	$762	$577	$5	$1,344
June 30, 2010
Revenues	$9,706	$1,636	$114	$11,456
% of total revenue	84.7%	14.3%	1.0%	100.0%
Operating profit (loss)	$1,707	$266	$(7)	$1,966
Add: Depreciation and amortization expense	993	243	8	1,244

Operating profit before depreciation and amortization	$2,700	$509	$1	$3,210

Operating profit before depreciation and amortization margin	27.8%	31.1%	0.9%	28.0%
Capital expenditures	$689	$390	$1	$1,080

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We have two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, since November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 60% interest in Game Show Network, LLC, or GSN, a basic television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2011, DIRECTV U.S. had over 19.4 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Puerto Rico, Venezuela and certain other countries in the region; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of June 30, 2011, PanAmericana had approximately 3.6 million subscribers, Sky Brazil had approximately 3.1 million subscribers and Sky Mexico had approximately 3.6 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, which are collectively known as ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

SIGNIFICANT TRANSACTIONS

Divestitures

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a $37 million gain ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations.

        In March 2011, we sold a portion of our investment in GSN for $60 million in cash, reducing our ownership interest from 65% to 60%. We recognized a $25 million pre-tax gain on the sale ($16 million after tax) in "Other, net" in the Consolidated Statements of Operations. For additional information regarding the GSN sale, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Financing Transactions

  2011 Financing Transactions

        In March 2011, DIRECTV U.S. issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount.

        In March 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On

DIRECTV

June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $14 million, $9 million after tax, during the second quarter of 2011 and a pre-tax charge of $25 million, $16 million after tax, during the six months ended June 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of DIRECTV Latin America's Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the six months ended June 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. In May 2010, the Venezuelan government enacted regulations that suspended the parallel exchange process. Rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

DIRECTV

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in the second quarter of 2011 as compared to the second quarter of 2010.

        See "Liquidity and Capital Resources" below for additional information.

EXECUTIVE OUTLOOK

        DIRECTV U.S.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2010 that we expect that the anticipated growth in revenues in 2011 will be partially offset by higher programming costs, including the costs associated with our contract with the NFL, resulting in operating profit before depreciation and amortization growth in the low to mid single digit percentage range. Consistent with this, we currently anticipate lower operating profit before depreciation and amortization margins in the second half of the year as compared to the first half of the year, primarily due to higher programming costs.

        DIRECTV Latin America.    In our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, we reported that we expected revenue and operating profit before depreciation and amortization growth of about 30% in 2011, excluding the effects of any repatriation costs in Venezuela. We also reported that we expected total net subscriber additions to be in the 1.250 million to 1.500 million range for 2011. As a result of the subscriber growth we are experiencing and our continued management of churn, we expect that we will exceed these estimates. These changes in outlook are subject to unforeseen changes in the general macroeconomic environment in Latin America and assume there will not be material changes in foreign exchange rates, particularly in Brazil.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended June 30,		Change
Revenues By Segment:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,277	$4,934	$343	7.0%
DIRECTV Latin America	1,254	857	397	46.3%
Sports Networks, Eliminations and Other	69	57	12	21.1%

Total revenues	$6,600	$5,848	$752	12.9%

        The increase in our total revenues was primarily due to growth in subscribers and average monthly revenue per subscriber, or ARPU, at DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,446	$1,394	$52	3.7%
DIRECTV Latin America	423	265	158	59.6%
Sports Networks, Eliminations and Other	(23)	(24)	1	(4.2)%

Total operating profit before depreciation and amortization	$1,846	$1,635	$211	12.9%

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition and upgrade and retention costs at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended June 30,		Change
Operating profit (loss):	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,016	$899	$117	13.0%
DIRECTV Latin America	241	140	101	72.1%
Sports Networks, Eliminations and Other	(27)	(29)	2	(6.9)%

Total operating profit	$1,230	$1,010	$220	21.8%

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

        Interest income.    Interest income increased to $9 million in the second quarter of 2011 from $8 million in the second quarter of 2010.

        Interest expense.    The increase in interest expense to $203 million in the second quarter of 2011 from $134 million in the second quarter of 2010 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
Other, net:	2011	2010	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$30	$17	$13
Gain on sale of investments	37	—	37
Fair-value loss on non-employee stock options	(2)	—	(2)
Loss on early extinguishment of debt	(14)	—	(14)
Net foreign currency transaction (loss) gain	18	(3)	21
Other	1	(1)	2

Total	$70	$13	$57

        Income Tax Expense.    We recognized income tax expense of $397 million for the second quarter of 2011 compared to income tax expense of $343 million for the second quarter of 2010. The effective tax rate for the second quarter of 2011 was 35.9% compared to 38.2% for the second quarter of 2010. The lower effective tax rate in 2011 was primarily attributable to a benefit recorded for previously unrecognized foreign tax credits.

        Earnings Per Share.    Class A common stock earnings per share and weighted average shares outstanding were as follows for the three months ended June 30, 2011:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$0.92	$0.42
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	0.91	0.42
Weighted average number of Class A common shares outstanding
Basic	763	883
Diluted	767	889

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV, the $0.18 reduction to basic and diluted earnings per Class A common share resulting from the Malone Transaction in 2010 and a reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,277	$4,934	$343	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,207	2,019	188	9.3%
Subscriber service expenses	355	325	30	9.2%
Broadcast operations expenses	75	66	9	13.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	626	610	16	2.6%
Upgrade and retention costs	298	259	39	15.1%
General and administrative expenses	270	261	9	3.4%
Depreciation and amortization expense	430	495	(65)	(13.1)%

Total operating costs and expenses	4,261	4,035	226	5.6%

Operating profit	$1,016	$899	$117	13.0%

Other Data:
Operating profit before depreciation and amortization	$1,446	$1,394	$52	3.7%
Total number of subscribers (000's)	19,433	18,760	673	3.6%
ARPU	$90.58	$87.90	$2.68	3.0%
Average monthly subscriber churn %	1.59%	1.51%	—	5.3%
Gross subscriber additions (000's)	954	946	8	0.8%
Subscriber disconnections (000's)	928	846	82	9.7%
Net subscriber additions (000's)	26	100	(74)	(74.0)%
Average subscriber acquisition costs—per subscriber (SAC)	$813	$783	$30	3.8%

        Subscribers.    In the second quarter of 2011, net subscriber additions decreased as higher gross additions were more than offset by higher churn resulting from a more competitive environment and ongoing economic weakness.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and lease fees, as well as higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the increased gross profit generated from the higher revenues, partially offset by higher upgrade and retention costs resulting from a higher volume of advanced equipment upgrades.

DIRECTV

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the second quarter of 2011 compared to the second quarter of 2010 primarily due to service quality improvement initiatives and the higher number of subscribers.

        Subscriber acquisition costs and subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, increased primarily due to increased demand for advanced products over the second quarter of 2010. Under our lease program we capitalized $150 million of set-top receivers in the second quarter of 2011 and $131 million in the second quarter of 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the second quarter of 2011 due to a more competitive environment and a higher volume of advanced equipment upgrades. Under our lease program we capitalized $76 million of set-top receivers in the second quarter of 2011 and $71 million in the second quarter of 2010 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,254	$857	$397	46.3%
Operating profit before depreciation and amortization	423	265	158	59.6%
Operating Profit	241	140	101	72.1%
Other Data:
ARPU	$64.56	$56.98	$7.58	13.3%
Average monthly total subscriber churn %	1.81%	1.63%	—	11.0%
Average monthly post paid subscriber churn %	1.44%	1.45%	—	(0.7)%
Total number of subscribers (000's)(1)	6,707	5,224	1,483	28.4%
Gross subscriber additions (000's)	823	660	163	24.7%
Net subscriber additions (000's)	472	415	57	13.7%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products in Brazil. Net additions increased in the second quarter of 2011 due to the higher gross additions and lower post paid churn in Brazil and Venezuela compared to the second quarter of 2010, which benefited from the 2010 FIFA World Cup.

        Revenues.    Revenues increased primarily due to strong subscriber and ARPU growth across the region. ARPU increased primarily due to price increases, higher penetration of advanced products, as well as favorable exchange rates in Brazil.

DIRECTV

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased from the second quarter of 2010 to the second quarter of 2011 primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions and higher upgrade and retention costs resulting from an increased demand for advanced products.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized related to the higher gross subscriber additions attained over the last year.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Six Months Ended June 30,		Change
Revenues By Segment:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$10,422	$9,706	$716	7.4%
DIRECTV Latin America	2,368	1,636	732	44.7%
Sports Networks, Eliminations and Other	129	114	15	13.2

Total revenues	$12,919	$11,456	$1,463	12.8%

        The increase in our total revenues was primarily due to growth in subscribers and average monthly revenue per subscriber, or ARPU, at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Six Months Ended June 30,		Change
Operating profit (loss) before depreciation and amortization:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,809	$2,700	$109	4.0%
DIRECTV Latin America	807	509	298	58.5%
Sports Networks, Eliminations and Other	(4)	1	(5)	NM *

Total operating profit before depreciation and amortization	$3,612	$3,210	$402	12.5%

*
Percentage not meaningful.

        The increase in total operating profit before depreciation and amortization was primarily due to higher gross profit from the increase in revenues, partially offset by higher subscriber acquisition and upgrade and retention costs at DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Six Months Ended June 30,		Change
Operating profit (loss):	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,937	$1,707	$230	13.5%
DIRECTV Latin America	460	266	194	72.9%
Sports Networks, Eliminations and Other	(12)	(7)	(5)	NM

Total operating profit	$2,385	$1,966	$419	21.3%

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

        Interest income.    Interest income decreased to $16 million in the first half of 2011 from $19 million in the first half of 2010.

        Interest expense.    The increase in interest expense to $375 million in the first half of 2011 from $249 million in the first half of 2010 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
Other, net:	2011	2010	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$55	$38	$17
Gain on sale of investments	63	3	60
Fair-value loss on non-employee stock options	(7)	(3)	(4)
Loss on early extinguishment of debt	(25)	(9)	(16)
Net foreign currency transaction (loss) gain	26	(11)	37
Other	—	1	(1)

Total	$112	$19	$93

        Income Tax Expense.    We recognized income tax expense of $746 million in the first half of 2011 compared to income tax expense of $693 million in the first half of 2010. The effective tax rate for the first half of 2011 was 34.9% compared to 38% for the first half of 2010. The lower effective tax rate was primarily attributable to a benefit recorded for previously unrecognized foreign tax credits.

DIRECTV

        Earnings Per Share.    Class A common stock earnings per share and weighted average shares outstanding were as follows for the six months ended June 30, 2011:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$1.77	$1.02
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	1.76	1.02
Weighted average number of Class A common shares outstanding
Basic	778	896
Diluted	782	903

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV, the $0.18 reduction to basic and $0.17 reduction to diluted earnings per Class A common share resulting from the Malone Transaction in 2010 and a reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$10,422	$9,706	$716	7.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,407	4,033	374	9.3%
Subscriber service expenses	706	648	58	9.0%
Broadcast operations expenses	149	135	14	10.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,308	1,205	103	8.5%
Upgrade and retention costs	557	509	48	9.4%
General and administrative expenses	486	476	10	2.1%
Depreciation and amortization expense	872	993	(121)	(12.2)%

Total operating costs and expenses	8,485	7,999	486	6.1%

Operating profit	$1,937	$1,707	$230	13.5%

Other Data:
Operating profit before depreciation and amortization	$2,809	$2,700	$109	4.0%
Total number of subscribers (000's)(1)	19,433	18,760	673	3.6%
ARPU	$89.75	$86.69	$3.06	3.5%
Average monthly subscriber churn %	1.55%	1.49%	—	4.0%
Gross subscriber additions (000's)	2,006	1,871	135	7.2%
Subscriber disconnections (000's)	1,796	1,671	125	7.5%
Net subscriber additions (000's)	210	200	10	5.0%
Average subscriber acquisition costs—per subscriber (SAC)	$814	$776	$38	4.9%

        Subscribers.    In the first half of 2011, net subscriber additions increased slightly as the higher gross additions were coupled with a higher number of disconnections due to a higher average monthly subscriber churn rate on the larger subscriber base. The increase in churn was principally due to a more competitive environment.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher set-top receiver lease fees and higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    The improvement of operating profit before depreciation and amortization was primarily due to the gross profit generated from the higher revenues, partially offset by higher subscriber acquisition and upgrade and retention costs.

DIRECTV

        Broadcast programming and other costs increased due to annual program supplier rate increases and the larger number of subscribers. Subscriber service expenses increased in the first half of 2011 compared to the first half of 2010 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross additions and higher SAC per subscriber. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over the first half of 2010 coupled with increased dealer commissions, partially offset by lower marketing costs per subscriber added. Under our lease program we capitalized $324 million of set-top receivers in the first half of 2011 and $246 million of set-top receivers in the first half 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the first half of 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $145 million of set-top receivers in the first half of 2011 and $152 million the first half of 2010 for subscriber upgrades.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, coupled with lower depreciation and amortization expense due to the completion of the amortization of a subscriber related intangible asset and decreased subscriber equipment capitalization.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Six Months Ended and As of June 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,368	$1,636	$732	44.7%
Operating profit before depreciation and amortization	807	509	298	58.5%
Operating Profit	460	266	194	72.9%
Other Data:
ARPU	$63.14	$55.95	$7.19	12.9%
Average monthly total subscriber churn %	1.84%	1.77%	—	4.0%
Average monthly post paid subscriber churn %	1.44%	1.50%	—	(4.0)%
Total number of subscribers (000's)(1)	6,707	5,224	1,483	28.4%
Gross subscriber additions (000's)	1,588	1,153	435	37.7%
Net subscriber additions (000's)	899	636	263	41.4%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products in Brazil. Net additions increased in the first half of 2011 due to the higher gross additions and lower post paid churn in Brazil and Venezuela compared to the first half of 2010, which benefited from the 2010 FIFA World Cup.

        Revenues.    Revenues increased due to strong subscriber and ARPU growth across the region, primarily in Brazil. ARPU increased primarily due to price increases, favorable exchange rates in Brazil and higher penetration of advanced products across the region.

DIRECTV

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased from 2010 to 2011 primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions, higher upgrade and retention costs resulting from an increased demand for advanced products and higher general and administrative costs related to the larger subscriber base.

        Operating profit.    The increase in operating profit was primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized for the higher gross subscriber additions attained over the last year.

LIQUIDITY AND CAPITAL RESOURCES

        At June 30, 2011, our cash and cash equivalents totaled $2.5 billion compared to $1.5 billion at December 31, 2010. The $1.0 billion increase resulted primarily from $2.4 billion of cash provided by operating activities and approximately $4.0 billion of cash proceeds from the issuance of senior notes, partially offset by $2.9 billion in cash used for the repurchase of shares, $1.0 billion of cash used for the repayment of long-term debt and $1.3 billion of cash paid for the acquisition of satellites, property and equipment.

        As of June 30, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility, which is available until February 2016. DIRECTV U.S. is subject to certain restrictive covenants under its credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.31 at June 30, 2011 and 0.96 December 31, 2010. The increase in our current ratio during the six months ended June 30, 2011 was primarily due to the change in our cash and cash equivalents.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of June 30, 2011, we had approximately $3,420 million remaining under this authorization. During the six months ended June 30, 2011, we repurchased and retired 63 million shares for $2,901 million, at an average price of $45.94. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. We may also borrow additional amounts in the future to maintain our outstanding long-term debt target of approximately 2.5 times DIRECTV U.S. annual operating profit before depreciation and amortization. Additional borrowings, which may include borrowings under the $2 billion DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.'

DIRECTV

ability to borrow under the revolving credit facility is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described below.

Borrowings

        At June 30, 2011, we had $13,462 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015 and $11,300 million thereafter.

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

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At June 30, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

DIRECTV

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $9 million charge in the second quarter of 2010 and a $22 million charge for the six months ended June 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

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

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in 2011 as compared to 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $264 million at June 30, 2011, as compared to $169 million at December 31, 2010.

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

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of June 30, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $192 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and

DIRECTV

the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $365 million as of June 30, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$22,131	$350	$1,408	$3,539	$16,834
Purchase obligations(b)	8,489	1,075	3,795	2,210	1,409
Operating lease obligations(c)	457	45	134	89	189
Capital lease obligations	830	47	183	164	436

Total	$31,907	$1,517	$5,520	$6,002	$18,868

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2011, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

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

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

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

CRITICAL ACCOUNTING ESTIMATES

        There have been no material changes in our critical accounting estimates during the six months ended June 30, 2011. For additional information, see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

DIRECTV

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, HD programming and access fees, pay-per-view programming, and seasonal and live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for DVR service, hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include continuing service fees paid to third parties for active subscribers and warranty service costs.

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

DIRECTV

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

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including subscribers who have suspended their account for a particular season of the year because they are temporarily away from their primary residence and subscribers who are in the process of relocating and commercial equivalent viewing units.

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

        * * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2011. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

        * * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        * * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the second quarter ended June 30, 2011.

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010 and our Quarterly report for the quarter ended March 31, 2011 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

The National Football League labor dispute has been resolved.

        DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expired in March 2011 and the NFL and its players have been engaged in a labor dispute. The NFL and its players recently agreed to a new collective bargaining agreement. Therefore, DIRECTV U.S.'s risks related to the labor dispute have been resolved and the NFL Sunday Ticket Package will be distributed to DIRECTV U.S. subscribers for the 2011-2012 season pursuant to DIRECTV U.S.' contract with the NFL.

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

DIRECTV

under the remaining authorization are our existing cash on hand and cash from operations. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended June 30, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1–30, 2011	10	$46.86	10	$4,444
May 1–31, 2011	10	49.41	10	3,966
June 1–30, 2011	11	47.97	11	3,420

Total	31	48.06	31	3,420

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*10.1	Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Filed herewith.

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

DIRECTV (Registrant)
Date: August 4, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document