Form 10-Q
period 2011-09-30
DIRECTV
filed 2011-11-04
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR
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

        As of October 31, 2011, the registrant had outstanding 705,581,707 shares of Class A common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$6,844	$6,025	$19,763	$17,481
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,926	2,499	8,212	7,179
Subscriber service expenses	500	439	1,415	1,241
Broadcast operations expenses	99	86	289	259
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	962	812	2,524	2,193
Upgrade and retention costs	365	321	973	853
General and administrative expenses	408	384	1,154	1,062
Depreciation and amortization expense	554	616	1,781	1,860

Total operating costs and expenses	5,814	5,157	16,348	14,647

Operating profit	1,030	868	3,415	2,834
Interest income	9	9	25	28
Interest expense	(194)	(147)	(569)	(396)
Liberty transaction and related gains	—	—	—	67
Other, net	(38)	26	74	45

Income before income taxes	807	756	2,945	2,578
Income tax expense	(286)	(256)	(1,032)	(949)

Net income	521	500	1,913	1,629
Less: Net income attributable to noncontrolling interest	(5)	(21)	(22)	(49)

Net income attributable to DIRECTV	$516	$479	$1,891	$1,580

Net income attributable to Class A common stockholders	$516	$479	$1,891	$1,396
Net income attributable to Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	—	—	184

Net income attributable to DIRECTV	$516	$479	$1,891	$1,580

Basic earnings attributable to Class A stockholders per common share	$0.70	$0.56	$2.48	$1.58
Diluted earnings attributable to Class A stockholders per common share	0.70	0.55	2.47	1.57
Basic and diluted earnings attributable to Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction (Note 8)	—	—	—	8.44
Weighted average number of Class A common shares outstanding (in millions)
Basic	732	861	762	885
Diluted	737	868	767	891
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	—	—	22
Diluted	—	—	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	732	861	762	898
Diluted	737	868	767	904

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,297	$1,502
Accounts receivable, net of allowances of $100 and $76	2,120	2,001
Inventories	313	247
Deferred income taxes	63	53
Prepaid expenses and other	553	450

Total current assets	4,346	4,253
Satellites, net	2,212	2,235
Property and equipment, net	4,980	4,444
Goodwill	4,102	4,148
Intangible assets, net	940	1,074
Investments and other assets	1,652	1,755

Total assets	$18,232	$17,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,683	$3,926
Unearned subscriber revenues and deferred credits	560	486
Short-term borrowings	—	38

Total current liabilities	4,243	4,450
Long-term debt	13,463	10,472
Deferred income taxes	1,738	1,670
Other liabilities and deferred credits	1,259	1,287
Commitments and contingencies
Redeemable noncontrolling interest	224	224
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,947,000,000 and 3,500,000,000 shares authorized, 715,216,303 and 808,447,044 shares issued and outstanding of Class A common stock at September 30, 2011 and December 31, 2010, respectively	4,969	5,563
Accumulated deficit	(7,546)	(5,730)
Accumulated other comprehensive loss	(118)	(27)

Total stockholders' deficit	(2,695)	(194)

Total liabilities and stockholders' deficit	$18,232	$17,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,913	$1,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,781	1,860
Amortization of deferred revenues and deferred credits	(27)	(27)
Share-based compensation expense	76	60
Equity in earnings from unconsolidated affiliates	(83)	(70)
Net foreign currency transaction (gain) loss	46	(7)
Dividends received	97	58
Gain from sale of investments	(63)	(3)
Liberty transaction and related gains	—	(67)
Deferred income taxes	154	286
Other	32	63
Change in other operating assets and liabilities:
Accounts receivable	(104)	(148)
Inventories	(66)	27
Prepaid expenses and other	(140)	(140)
Accounts payable and accrued liabilities	(126)	246
Unearned subscriber revenue and deferred credits	74	132
Other, net	47	(74)

Net cash provided by operating activities	3,611	3,825

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,160)	(1,647)
Cash paid for satellites	(156)	(99)
Investment in companies, net of cash acquired	(11)	(1)
Proceeds from sale of investments	116	5
Other, net	41	(38)

Net cash used in investing activities	(2,170)	(1,780)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,990	5,978
Debt issuance costs	(30)	(44)
Repayment of long-term debt	(1,000)	(2,323)
Repayment of short-term borrowings	(39)	—
Repayment of collar loan and equity collars	—	(1,537)
Repayment of other long-term obligations	(171)	(94)
Common shares repurchased and retired	(4,366)	(3,561)
Stock options exercised	—	2
Taxes paid in lieu of shares issued for share-based compensation	(55)	(92)
Excess tax benefit from share-based compensation	25	9

Net cash used in financing activities	(1,646)	(1,662)

Net increase (decrease) in cash and cash equivalents	(205)	383
Cash and cash equivalents at beginning of the period	1,502	2,605

Cash and cash equivalents at end of the period	$1,297	$2,988

Supplemental Cash Flow Information
Cash paid for interest	$562	$300
Cash paid for income taxes	853	601

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

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

        Investment in GSN.    We account for our investment in GSN using the equity method of accounting. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, or $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN through 2014 and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell an additional 18% interest in GSN to them, in each case for an exercise price which exceeds our carrying value for that portion of the investment. Such exercise price is calculated using a formula based on an agreed upon multiple of the earnings of GSN with a minimum price of $234 million and a maximum price of $288 million. As of September 30, 2011, the book value of our 60% interest in GSN was $411 million.

Note 3: Accounting Change and Change in Accounting Estimate

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. In our Form 10-K, we disclosed the possibility of a change in useful life for set-top receivers in the near term because we had begun to see indications that useful lives were increasing. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We will continue to depreciate standard definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(76)	$(76)
Net income attributable to DIRECTV	47	47
Basic and diluted earnings attributable to Class A stockholders per common share	$0.06	$0.06

Note 4: Goodwill and Intangible Assets

        The changes in the carrying amounts of goodwill at each of our segments for the nine months ended September 30, 2011 were as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of December 31, 2010	$3,176	$677	$295	$4,148
Sky Brazil foreign currency translation adjustment	—	(47)	—	(47)
Acquisition accounting adjustments	1	—	—	1

Balance as of September 30, 2011	$3,177	$630	$295	$4,102

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Satellite Rights

        Sky Brazil has an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010 the satellite was launched and successfully placed into its assigned orbit, and we recorded the total payments for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets. We made a $29 million payment during the first quarter of 2010 and we made the remaining $87 million payment during the first quarter of 2011. We are amortizing the intangible asset on a straight line basis over the 15-year term of the agreement.

Note 5: Debt

        The following table sets forth our outstanding debt:

	September 30, 2011	December 31, 2010
	(Dollars in Millions)
Long-term debt
Senior notes	$13,463	$10,472
Short-term borrowings	—	38

Total debt	$13,463	$10,510

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

        As of September 30, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

$659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $25 million, $16 million after tax, during the nine months ended September 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

        On August 17, 2010, pursuant to a registration statement, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.125% senior notes due in 2016	$750	$750
4.600% senior notes due in 2021	1,000	999
6.000% senior notes due in 2040	1,250	1,233

	$3,000	$2,982

        We incurred $19 million of debt issuance costs in connection with this transaction.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Senior Notes

        The following table sets forth the balance of our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	September 30, 2011	September 30, 2011	December 31, 2010
		(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$998	$998
3.550% senior notes due 2015	1,200	1,199	1,199
6.375% senior notes due 2015	—	—	1,002
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,498	—
7.625% senior notes due 2016	1,500	1,500	1,500
5.875% senior notes due 2019	1,000	994	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	—
6.350% senior notes due 2040	500	499	499
6.000% senior notes due 2040	1,250	1,234	1,233
6.375% senior notes due 2041	1,000	1,000	—

Total senior notes	$13,500	$13,463	$10,472

        The fair value of our senior notes was approximately $14,418 million at September 30, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

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

  Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At September 30, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $30 million as of September 30, 2011 and $70 million as of December 31, 2010 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations and as of December 31, 2010, collateralized an international loan. The restrictions on the cash will be removed as the letters of credit expire.

Note 6: Commitments and Contingencies

Commitments

  Satellite Commitments

        DIRECTV U.S. has entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014 and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide additional HD, replacement, and backup capacity for DIRECTV U.S. Additionally, DIRECTV Latin America has entered into a contract for the lease of two satellites for PanAmericana: ISDLA-1, which we expect to launch in the fourth quarter of 2014 and ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1. As a part of the lease agreement for ISDLA-1 and ISDLA-2, which we expect to account for as a capital lease, we are required to make prepayments prior to the launch of the satellites and commencement of the lease. Prepayments related to this agreement totaled $74 million and are included as "Cash paid for satellites" in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011.

        Total cash payments under these agreements aggregate to $1,729 million, payable as follows: $83 million in the remainder of 2011, $343 million in 2012, $334 million in 2013, $145 million in 2014, $116 million in 2015 and $708 million thereafter.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Contingencies

        Venezuela Devaluation and Exchange Controls.    In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of DIRECTV Latin America's Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the nine months ended September 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge for the nine months ended September 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

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

        As a result of these developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in 2011 as compared to 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $328 million at September 30, 2011, as compared to $169 million at December 31, 2010.

        We expect to continue our practice of repatriating cash generated in Venezuela in excess of local operating requirements. If exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top receivers and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of September 30, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $233 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, DIRECTV Latin America's partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and DIRECTV Latin America has the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. The carrying amount of the redeemable noncontrolling interest was $224 million as of September 30, 2011 and December 31, 2010, representing our best estimates of the fair value on those dates. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2011, the net book value of in-orbit satellites was $1,973 million, all of which was uninsured.

        During the third quarter of 2011, the propulsion system used to maintain DIRECTV U.S.' D10 satellite's position in orbit temporarily ceased to function. If the propulsion system were to permanently fail, we would be required to de-orbit the satellite and record an impairment charge for its remaining book value, which was approximately $274 million at September 30, 2011. DIRECTV U.S. currently has sufficient backup capacity to continue broadcasting most of the channels broadcast from this satellite; however, we would lose some of our HD pay-per-view channels if this satellite has to be de-orbited before additional capacity becomes available. We do not believe the loss of such channels would materially affect our results of operations or financial position.

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below.

        Related parties include Globo, which provides programming and advertising to Sky Brazil, and companies in which we hold equity method investments, including Sky Mexico and GSN.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following table summarizes sales to, and purchases from, related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$—	$—	$26
Discovery Communications, Liberty Global and affiliates	—	—	—	5
Globo and other	1	5	5	10

Total	$1	$5	$5	$41

Purchases:
Liberty Media and affiliates	$—	$—	$—	$143
Discovery Communications, Liberty Global and affiliates	—	—	—	128
Globo and other	228	160	626	447

Total	$228	$160	$626	$718

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2011	December 31, 2010
	(Dollars in Millions)
Accounts receivable	$2	$2
Accounts payable	93	80

        The accounts receivable and accounts payable balances as of September 30, 2011 and December 31, 2010 are primarily related to Globo and companies in which we hold equity method investments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 8: Stockholders' Deficit

  Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation, as amended in April 2011, provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,947,000,000 shares authorized; Class B common stock, par value $0.01 per share, 3,000,000 shares authorized; and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. As of September 30, 2011, there were no shares outstanding of the Class B common stock or preferred stock.

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

  Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of September 30, 2011, we had approximately $1,953 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and possible additional borrowing. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2011	2010
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$4,368	$3,638
Average price per share	45.86	36.95
Number of shares repurchased and retired	95	98

        Of the $4,368 million in repurchases during the nine months ended September 30, 2011, $70 million was paid for in October 2011. Of the $3,638 million in repurchases during the nine months ended September 30, 2010, $77 million was paid for in October 2010. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

			Stockholders' Deficit
	DIRECTV Class A Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			1,891		1,891	22	$1,913
Stock repurchased and retired	(95,218,084)	(661)	(3,707)		(4,368)
Stock options exercised and restricted stock units vested and distributed	1,987,343	(50)			(50)
Share-based compensation expense		76			76
Tax benefit from share-based compensation		29			29
Adjustment to the fair value of redeemable noncontrolling interest		12			12	(12)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes				9	9
Foreign currency translation adjustment				(92)	(92)	(10)
Unrealized loss on securities, net of taxes				(8)	(8)

Balance at September 30, 2011	715,216,303	$4,969	$(7,546)	$(118)	$(2,695)	$224

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

			Stockholders' Equity
	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions)
Balance at January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net income				1,580		1,580	49	$1,629
Stock repurchased and retired	(98,428,774)		(707)	(2,931)		(3,638)
Stock options exercised and restricted stock units vested and distributed	4,347,438		(42)			(42)
Malone Transaction	26,547,624	(21,809,863)
Share-based compensation expense			60			60
Tax benefit from stock option exercises			36			36
Adjustment to the fair value of redeemable noncontrolling interest			(245)			(245)	245
Other			(2)			(2)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes					7	7
Foreign currency translation adjustment					11	11	6
Unrealized losses on securities, net of taxes:
Unrealized gains on securities					3	3
Less: reclassification adjustment for net gains recognized during the period					(3)	(3)

Balance at September 30, 2010	843,844,207	—	$5,789	$(5,073)	$(38)	$678	$700

Accumulated Other Comprehensive Loss

        The following table sets forth the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of:

	As of September 30, 2011	As of December 31, 2010
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	$(110)	$(119)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(3)	(3)
Accumulated unrealized gains on securities, net of taxes	1	9
Accumulated foreign currency translation adjustments	(6)	86

Total accumulated other comprehensive loss	$(118)	$(27)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Comprehensive Income

        Total comprehensive income was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Net income	$521	$500	$1,913	$1,629
Other comprehensive income (loss):
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	9	7	9	7
Foreign currency translation activity during the period	(140)	44	(92)	11
Unrealized gains (losses) on securities, net of taxes:
Unrealized holding gains (losses) on securities	(3)	4	(8)	3
Less: reclassification adjustment for net gains recognized during the period	—	—	—	(3)

Comprehensive income	387	555	1,822	1,647
Comprehensive (income) loss attributable to redeemable noncontrolling interest	10	(34)	(12)	(55)

Comprehensive income attributable to DIRECTV.	$397	$521	$1,810	$1,592

Note 9: Earnings Per Common Share

        Earnings per share has been computed using the number of weighted average outstanding shares of Class A common stock and Class B common stock from January 1, 2010 through June 16, 2010.

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

        For the three and nine months ended September 30, 2011 and 2010 we excluded no Class A common stock options from the computation of diluted EPS, because all options' exercise prices were less than the average market price of our common stock during the periods presented. We have not issued any Class B common stock options or other types of common equivalent shares.

        For the nine month period ended September 30, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the Class A and Class B common

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. In connection with the Malone Transaction, as discussed in Note 8 of the Notes to the Consolidated Financial Statements, we were required to account for the exchange of 21.8 million shares of Class B common stock into 26.5 million shares of Class A common stock pursuant to accounting standards for induced conversions. Pursuant to these standards, the $160 million in incremental Class A common stock issued to the former Class B stockholders has been deducted from earnings attributable to Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. The $160 million has been included in the income attributable to Class B common stockholders. After the close of the Malone Transaction on June 16, 2010, we allocate all net income attributable to DIRECTV to the Class A stockholders. This adjustment had the effect of reducing diluted earnings per Class A common share by $0.18 for the nine months ended September 30, 2010.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended:
September 30, 2011:
Class A Common Stock
Basic EPS
Net income attributable to DIRECTV	$516	732	$0.70
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$516	737	$0.70

September 30, 2010:
Class A Common Stock
Basic EPS
Net income attributable to Class A common stockholders	$479	861	$0.56
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted net income attributable to Class A common stockholders	$479	868	$0.55

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended:
September 30, 2011:
Class A Common Stock
Basic EPS
Net income attributable to DIRECTV	$1,891	762	$2.48
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,891	767	$2.47

September 30, 2010:
Class A Common Stock
Basic EPS
Net income attributable to Class A common stockholders	$1,396	885	$1.58
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	6	(0.01)

Diluted EPS
Adjusted net income attributable to Class A common stockholders	$1,396	891	$1.57

Class B Common Stock
Basic and diluted EPS
Net income attributable to Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

Note 10: Segment Reporting

        Our three reporting segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming primarily via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produce their own programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2011
External revenues	$5,419	$1,356	$69	$6,844
Intersegment revenues	2	—	(2)	—

Revenues	$5,421	$1,356	$67	$6,844

Operating profit (loss)	$800	$236	$(6)	$1,030
Add: Depreciation and amortization expense	353	198	3	554

Operating profit (loss) before depreciation and amortization(1)	$1,153	$434	$(3)	$1,584

September 30, 2010
External revenues	$5,030	$930	$65	$6,025
Intersegment revenues	1	—	(1)	—

Revenues	$5,031	$930	$64	$6,025

Operating profit (loss)	$720	$172	$(24)	$868
Add: Depreciation and amortization expense	472	141	3	616

Operating profit (loss) before depreciation and amortization(1)	$1,192	$313	$(21)	$1,484

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2011
External revenues	$15,837	$3,724	$202	$19,763
Intersegment revenues	6	—	(6)	—

Revenues	$15,843	$3,724	$196	$19,763

Operating profit (loss)	$2,737	$696	$(18)	$3,415
Add: Depreciation and amortization expense	1,225	545	11	1,781

Operating profit (loss) before depreciation and amortization(1)	$3,962	$1,241	$(7)	$5,196

September 30, 2010
External revenues	$14,732	$2,566	$183	$17,481
Intersegment revenues	5	—	(5)	—

Revenues	$14,737	$2,566	$178	$17,481

Operating profit (loss)	$2,427	$438	$(31)	$2,834
Add: Depreciation and amortization expense	1,465	384	11	1,860

Operating profit before depreciation and amortization(1)	$3,892	$822	$(20)	$4,694

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,584	$1,484	$5,196	$4,694
Depreciation and amortization	(554)	(616)	(1,781)	(1,860)

Operating profit	1,030	868	3,415	2,834
Interest income	9	9	25	28
Interest expense	(194)	(147)	(569)	(396)
Liberty transaction and related gains	—	—	—	67
Other, net	(38)	26	74	45

Income before income taxes	807	756	2,945	2,578
Income tax expense	(286)	(256)	(1,032)	(949)

Net income	$521	500	$1,913	1,629
Less: Net income attributable to noncontrolling interest	(5)	(21)	(22)	(49)

Net income attributable to DIRECTV	$516	$479	$1,891	$1,580

* * *

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 28, 2011, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on May 6, 2011, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on August 5, 2011 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward- looking statements include, but are not limited to, statements we make regarding our outlook for 2011 financial results, liquidity and capital resources.

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

  •
  DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political and economic instability and foreign currency exchange rate volatility and controls.

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

  •
  The loss of a satellite, none of which is currently insured, could materially adversely affect our business and earnings.

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

CONTENTS

        The following is a discussion of our results of operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Quarterly Report. Information in this section is organized as follows:

  •
  Summary Data

  •
  Business Overview

  •
  Significant Events Affecting the Comparability of the Results of Operations

  •
  Results of Operations

  •
  Executive Outlook

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

  •
  Key Terminology

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$6,844	$6,025	$19,763	$17,481
Total operating costs and expenses	5,814	5,157	16,348	14,647

Operating profit	1,030	868	3,415	2,834
Interest income	9	9	25	28
Interest expense	(194)	(147)	(569)	(396)
Liberty transaction and related gains	—	—	—	67
Other, net	(38)	26	74	45

Income before income taxes	807	756	2,945	2,578
Income tax expense	(286)	(256)	(1,032)	(949)

Net income	521	500	1,913	1,629
Less: Net income attributable to noncontrolling interest	(5)	(21)	(22)	(49)

Net income attributable to DIRECTV.	$516	$479	$1,891	$1,580

Net income attributable to DIRECTV Class A common stockholders	$516	$479	$1,891	$1,396
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	—	—	—	184

Net income attributable to DIRECTV	$516	$479	$1,891	$1,580

Basic earnings attributable to Class A stockholders per common share	$0.70	$0.56	$2.48	$1.58
Diluted earnings attributable to Class A stockholders per common share	0.70	0.55	2.47	1.57
Basic and diluted earnings attributable to Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction	—	—	—	8.44
Weighted average number of Class A common shares outstanding (in millions)
Basic	732	861	762	885
Diluted	737	868	767	891
Weighted average number of Class B common shares outstanding, through June 16, 2010 (in millions)
Basic	—	—	—	22
Diluted	—	—	—	22
Weighted average number of total common shares outstanding (in millions)
Basic	732	861	762	898
Diluted	737	868	767	904

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	September 30, 2011	December 31, 2010
	(Dollars in Millions)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$1,297	$1,502
Total current assets	4,346	4,253
Total assets	18,232	17,909
Total current liabilities	4,243	4,450
Long-term debt	13,463	10,472
Redeemable noncontrolling interest	224	224
Total stockholders' deficit	(2,695)	(194)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,030	$868	$3,415	$2,834
Add: Depreciation and amortization expense	554	616	1,781	1,860

Operating profit before depreciation and amortization(1)	$1,584	$1,484	$5,196	$4,694

Operating profit before depreciation and amortization margin(1)	23.1%	24.6%	26.3%	26.9%
Cash flow information
Net cash provided by operating activities	$1,207	$1,331	$3,611	$3,825
Net cash used in investing activities	(970)	(663)	(2,170)	(1,780)
Net cash used in financing activities	(1,468)	320	(1,646)	(1,662)
Free cash flow(2)
Net cash provided by operating activities	$1,207	$1,331	$3,611	$3,825
Less: Cash paid for property and equipment	(864)	(636)	(2,160)	(1,647)
Less: Cash paid for satellites	(108)	(30)	(156)	(99)

Free cash flow(2)	$235	$665	$1,295	$2,079

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Three Months Ended:
September 30, 2011
Revenues	$5,421	$1,356	$67	$6,844
% of total revenue	79.2%	19.8%	1.0%	100.0%
Operating profit (loss)	$800	$236	$(6)	$1,030
Add: Depreciation and amortization expense	353	198	3	554

Operating profit (loss) before depreciation and amortization	$1,153	$434	$(3)	$1,584

Operating profit before depreciation and amortization margin	21.3%	32.0%	N/A	23.1%
Capital expenditures	$507	$465	—	$972
September 30, 2010
Revenues	$5,031	$930	$64	$6,025
% of total revenue	83.5%	15.4%	1.1%	100.0%
Operating profit (loss)	$720	$172	$(24)	$868
Add: Depreciation and amortization expense	472	141	3	616

Operating profit (loss) before depreciation and amortization	$1,192	$313	$(21)	$1,484

Operating profit before depreciation and amortization margin	23.7%	33.7%	N/A	24.6%
Capital expenditures	$428	$237	$1	$666

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Nine Months Ended:
September 30, 2011
Revenues	$15,843	$3,724	$196	$19,763
% of total revenue	80.2%	18.8%	1.0%	100.0%
Operating profit (loss)	$2,737	$696	$(18)	$3,415
Add: Depreciation and amortization expense	1,225	545	11	1,781

Operating profit (loss) before depreciation and amortization	$3,962	$1,241	$(7)	$5,196

Operating profit before depreciation and amortization margin	25.0%	33.3%	N/A	26.3%
Capital expenditures	$1,269	$1,042	$5	$2,316
September 30, 2010
Revenues	$14,737	$2,566	$178	$17,481
% of total revenue	84.3%	14.7%	1.0%	100.0%
Operating profit (loss)	$2,427	$438	$(31)	$2,834
Add: Depreciation and amortization expense	1,465	384	11	1,860

Operating profit before depreciation and amortization	$3,892	$822	$(20)	$4,694

Operating profit before depreciation and amortization margin	26.4%	32.0%	N/A	26.9%
Capital expenditures	$1,117	$627	$2	$1,746

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2011, DIRECTV U.S. had approximately 19.8 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of September 30, 2011, PanAmericana had approximately 3.8 million subscribers, Sky Brazil had approximately 3.5 million subscribers and Sky Mexico had approximately 3.8 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, which are collectively known as ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. In our Form 10-K, we disclosed the possibility of a change in useful life for set-top receivers in the near term because we had begun to see indications that useful lives were increasing. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years, as previously estimated. We will continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization

DIRECTV

expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(76)	$(76)
Net income attributable to DIRECTV	47	47
Basic and diluted earnings attributable to Class A stockholders per common share	$0.06	$0.06

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

        In March 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015, representing approximately 34% of the total outstanding principal of these notes, at a price of 103.313%, plus accrued and unpaid interest. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest. We recorded a pre-tax charge of $25 million, $16 million after tax, during the nine months ended September 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

DIRECTV

$9 million, $6 million after tax, resulting from the write-off of the unamortized discount, deferred debt issuance and other transaction costs.

        The charges were recorded in "Other, net" in our Consolidated Statements of Operations.

  Collar Loan Repayment

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained shareholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. As a result of the Liberty Transaction, DIRECTV acquired approximately $2.1 billion of indebtedness and a related series of equity collars. During the first quarter of 2010 we recorded $67 million in "Liberty transaction and related gains" in the Consolidated Statements of Operations, related to net gains recorded for the final settlement of the equity collars.

Venezuela Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars fuerte per U.S. dollar for most of the activities of DIRECTV Latin America's Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars fuerte prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income during the nine months ended September 30, 2010 related to the adjustment of net bolivars fuerte denominated monetary assets to the new official exchange rate. We began reporting the operating results of our Venezuelan subsidiary in the first quarter of 2010 using the devalued rate of 4.3 bolivars fuerte per U.S. dollar. In December 2010, the Venezuelan government announced the elimination of the dual exchange rate system, eliminating the 2.6 bolivars fuerte per U.S. dollar preferential rate which was available for certain activities.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. The official approval process has been delayed in recent periods and as a result, our Venezuelan subsidiary has relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. In May 2010, the Venezuelan government enacted regulations that suspended the parallel exchange process. Rates implied by transactions in the parallel market were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $22 million charge for the nine months ended September 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized lower charges for the repatriation of cash in the nine months ended September 30, 2011 as compared to nine months ended September 30, 2010.

        See "Liquidity and Capital Resources" below for additional information.

EXECUTIVE OUTLOOK

        DIRECTV Latin America.    In our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, we reported that we expected revenue and operating profit before depreciation and amortization expense growth to exceed 30% in 2011, excluding the effects of repatriation costs in Venezuela. We also reported that we expected total net subscriber additions to be in excess of 1.5 million for 2011. In

DIRECTV

our Annual Report on Form 10-K for the year ended December 31, 2010, we reported that we expected capital expenditures in 2011 to exceed capital expenditures in 2010. As a result of the continued subscriber and ARPU growth we are experiencing, we expect revenue and operating profit before depreciation and amortization expense growth of approximately 40% and net subscriber additions to be near 2 million for 2011. We also expect capital expenditures to be approximately $1.4 billion for 2011. These changes in the outlook are subject to unforeseen changes in the general macroeconomic environment in Latin America and assume there will not be material changes in foreign exchange rates, particularly in Brazil

RESULTS OF OPERATIONS

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Three Months Ended September 30,		Change
Revenues By Segment:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,421	$5,031	$390	7.8%
DIRECTV Latin America	1,356	930	426	45.8%
Sports Networks, Eliminations and Other	67	64	3	4.7%

Total revenues	$6,844	$6,025	$819	13.6%

        The increase in our total revenues was primarily due to growth in subscribers and average monthly revenue per subscriber, or ARPU, at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Three Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$1,153	$1,192	$(39)	(3.3)%
DIRECTV Latin America	434	313	121	38.7. %
Sports Networks, Eliminations and Other	(3)	(21)	18	85.7%

Total operating profit before depreciation and amortization	$1,584	$1,484	$100	6.7%

Operating profit before depreciation and amortization margin	23.1%	24.6%	—	—

        Operating profit before depreciation and amortization increased for the third quarter of 2011 compared to the third quarter of 2010 with the increase at DIRECTV Latin America, partially offset by the reduction in operating profit before depreciation and amortization at DIRECTV U.S. Operating profit before depreciation and amortization margin decreased primarily due to higher programming costs at DIRECTV U.S. and higher subscriber acquisition and upgrade and retention costs at DIRECTV U.S. and DIRECTV Latin America.

DIRECTV

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Three Months Ended September 30,		Change
Operating profit (loss):	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$800	$720	$80	11.1%
DIRECTV Latin America	236	172	64	37.2%
Sports Networks, Eliminations and Other	(6)	(24)	18	75.0%

Total operating profit	$1,030	$868	$162	18.7%

Operating profit margin	15.0%	14.4%	—	—

        Operating profit and operating profit margin increased in the third quarter of 2011 as compared to the third quarter of 2010 as the lower operating profit before depreciation and amortization margin discussed above was more than offset by lower depreciation and amortization expense at DIRECTV U.S. due to the change in the estimated depreciable lives of HD set-top receivers at DIRECTV U.S., the end of the amortization of a subscriber related intangible asset and declining subscriber equipment capitalization, partially offset by increased depreciation expense at DIRECTV Latin America due to increased subscriber equipment capitalization associated with the growth in the subscriber base.

        Interest income.    Interest income was $9 million in each of the third quarters of 2011 and 2010.

        Interest expense.    The increase in interest expense to $194 million in the third quarter of 2011 from $147 million in the third quarter of 2010 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
Other, net:	2011	2010	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$28	$32	$(4)
Fair-value gain (loss) on non-employee stock options	6	(10)	16
Loss on early extinguishment of debt	—	(7)	7
Net foreign currency transaction (loss) gain	(72)	18	(90)
Other	—	(7)	7

Total	$(38)	$26	$(64)

        The decrease in other, net for the third quarter of 2011 as compared to the third quarter of 2010 is primarily due to a net foreign currency transaction loss for the third quarter of 2011 compared to a net foreign currency transaction gain for the third quarter of 2010 primarily due to the depreciation of the Brazilian real compared to the U.S. dollar.

        Income Tax Expense.    We recognized income tax expense of $286 million for the third quarter of 2011 compared to income tax expense of $256 million for the third quarter of 2010. The effective tax rate for the third quarter of 2011 was 35.4% compared to 33.9% for the third quarter of 2010. The lower effective tax rate in the third quarter of 2010 was primarily attributable to a benefit recorded for the settlement of an uncertain tax position.

DIRECTV

        Earnings Per Share.    Class A common stock earnings per share and weighted average shares outstanding were as follows for the three months ended September 30, 2011:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$0.70	$0.56
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	0.70	0.55
Weighted average number of Class A common shares outstanding
Basic	732	861
Diluted	737	868

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV and a reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,421	$5,031	$390	7.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,411	2,125	286	13.5%
Subscriber service expenses	375	351	24	6.8%
Broadcast operations expenses	75	68	7	10.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	793	724	69	9.5%
Upgrade and retention costs	332	306	26	8.5%
General and administrative expenses	282	265	17	6.4%
Depreciation and amortization expense	353	472	(119)	(25.2)%

Total operating costs and expenses	4,621	4,311	310	7.2%

Operating profit	$800	$720	$80	11.1%

Other Data:
Operating profit margin	14.8%	14.3%	—	—
Operating profit before depreciation and amortization	$1,153	$1,192	$(39)	(3.3)%
Operating profit before depreciation and amortization margin	21.3%	23.7%	—	—
Total number of subscribers (000's)	19,760	18,934	826	4.4%
ARPU	$92.21	$88.98	$3.23	3.6%
Average monthly subscriber churn %	1.62%	1.70%	—	(4.7)%
Gross subscriber additions (000's)	1,280	1,137	143	12.6%
Subscriber disconnections (000's)	953	963	(10)	(1.0)%
Net subscriber additions (000's)	327	174	153	87.9%
Average subscriber acquisition costs—per subscriber (SAC)	$793	$805	$(12)	(1.5)%

        Subscribers.    In the third quarter of 2011, net subscriber additions increased due to higher gross additions resulting from our improved customer offers and a lower churn rate resulting primarily from higher retention offers to existing subscribers.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and lease fees, as well as higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and the related margin decreased in the third quarter of 2011 as compared to the third

DIRECTV

quarter of 2010 as higher revenues were more than offset by higher programming, subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, higher costs resulting from our new NFL Sunday Ticket™ contract, which went into effect with the 2011 season and the larger number of subscribers . Subscriber service expenses increased in the third quarter of 2011 compared to the third quarter of 2010 primarily due to the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross subscriber additions as well as higher dealer commissions. Subscriber acquisition costs per subscriber, or SAC, which includes the cost of capitalized set-top receivers, decreased primarily due to lower marketing costs per subscriber added, partially offset by increased dealer commissions. Under our lease program we capitalized $222 million of set-top receivers in the third quarter of 2011 and $191 million in the third quarter of 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in the third quarter of 2011 due to a higher volume of advanced equipment upgrades and a more competitive environment. Under our lease program we capitalized $91 million of set-top receivers in the third quarter of 2011 and $80 million in the third quarter of 2010 for subscriber upgrades.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2011 compared to the third quarter of 2010. The increase in operating profit margin was primarily due to lower depreciation and amortization expense in the third quarter of 2011 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, the completion of the amortization of a subscriber-related intangible asset and lower depreciation expense associated with a reduction in capitalized set-top receivers over the last several years, partially offset by lower operating profit before depreciation and amortization.

DIRECTV

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Three Months Ended and As of September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,356	$930	$426	45.8%
Operating profit before depreciation and amortization	434	313	121	38.7%
Operating profit before depreciation and amortization margin	32.0%	33.7%	—	—
Operating profit	236	172	64	37.2%
Operating profit margin	17.4%	18.5%	—	—
Other Data:
ARPU	$64.63	$58.20	$6.43	11.0%
Average monthly total subscriber churn %	1.83%	2.00%	—	(8.5)%
Average monthly post paid subscriber churn %	1.39%	1.54%	—	(9.7)%
Total number of subscribers (000's)(1)	7,281	5,430	1,851	34.1%
Gross subscriber additions (000's)	957	525	432	82.3%
Net subscriber additions (000's)	574	206	368	178.6%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    Gross subscriber additions increased due to higher demand in Brazil, particularly for our middle market offers, as well as increased demand in Argentina. Net additions increased in the third quarter of 2011 due to the higher gross additions and lower post paid churn in Venezuela and Brazil compared to the third quarter of 2010.

        Revenues.    Revenues increased primarily due to strong subscriber and ARPU growth, particularly in Brazil. ARPU increased primarily due to price increases, greater penetration of advanced products and favorable exchange rates in Brazil.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased for the third quarter of 2011 compared to the third quarter of 2010. Operating profit before depreciation and amortization margin decreased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to higher subscriber acquisition costs resulting from the higher gross additions as well as higher upgrade and retention costs resulting from higher demand for advanced product upgrades.

        Operating profit.    Operating profit increased for the third quarter of 2011 as compared to the third quarter of 2010. Operating profit margin decreased in the third quarter of 2011 as compared to the third quarter of 2010 primarily due to the decrease in the operating profit before depreciation and amortization margin discussed above as well as higher depreciation and amortization expense resulting from an increase in basic and advanced product set-top receivers capitalized resulting from the higher gross subscriber additions attained over the last year.

DIRECTV

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

	Nine Months Ended September 30,		Change
Revenues By Segment:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$15,843	$14,737	$1,106	7.5%
DIRECTV Latin America	3,724	2,566	1,158	45.1%
Sports Networks, Eliminations and Other	196	178	18	10.1

Total revenues	$19,763	$17,481	$2,282	13.1%

        The increase in our total revenues was primarily due to growth in subscribers and average monthly revenue per subscriber, or ARPU, at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss) before depreciation and amortization:	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,962	$3,892	$70	1.8%
DIRECTV Latin America	1,241	822	419	51.0%
Sports Networks, Eliminations and Other	(7)	(20)	(13)	NM *

Total operating profit before depreciation and amortization	$5,196	$4,694	$502	10.7%

Operating profit before depreciation and amortization margin	26.3%	26.9%	—	—

*
Percentage not meaningful.

        Operating profit before depreciation and amortization increased in 2011 compared to 2010. Operating profit before depreciation and amortization margin decreased in 2011 as compared to 2010 primarily due to higher programming costs at DIRECTV U.S. and higher subscriber acquisition costs at DIRECTV U.S. and DIRECTV Latin America.

        Operating profit.    The following table presents our operating profit (loss) by segment:

	Nine Months Ended September 30,		Change
Operating profit (loss):	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$2,737	$2,427	$310	12.8%
DIRECTV Latin America	696	438	258	58.9%
Sports Networks, Eliminations and Other	(18)	(31)	13	NM

Total operating profit	$3,415	$2,834	$581	20.5%

Operating profit margin	17.3%	16.2%	—	—

DIRECTV

        Operating profit and the related margin increased from 2011 as compared to 2010 as the lower operating profit before depreciation and amortization margin discussed above was more than offset by lower depreciation and amortization expense at DIRECTV U.S. due to the change in the estimated depreciable lives of HD set-top receivers at DIRECTV U.S., the end of the amortization of a subscriber related intangible asset and declining subscriber equipment capitalization, partially offset by increased depreciation at DIRECTV Latin America due to increased capitalization of subscriber equipment.

        Interest income.    Interest income decreased to $25 million in 2011 from $28 million in 2010.

        Interest expense.    The increase in interest expense to $569 million in 2011 from $396 million in 2010 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Liberty transaction and related gains.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
Other, net:	2011	2010	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries.	$83	$70	$13
Gain on sale of investments	63	3	60
Fair-value loss on non-employee stock options	(1)	(13)	12
Loss on early extinguishment of debt	(25)	(16)	(9)
Net foreign currency transaction (loss) gain	(46)	7	(53)
Other	—	(6)	6

Total	$74	$45	$29

        The increase in other, net in 2011 as compared to 2010 is primarily due to gains recognized on the sale of equity method investments, partially offset by a net foreign currency transaction loss for 2011 compared to a net foreign currency transaction gain 2010, primarily due to the depreciation of the Brazilian real compared to the U.S. dollar.

        Income Tax Expense.    We recognized income tax expense of $1,032 million in 2011 compared to income tax expense of $949 million in 2010. The effective tax rate for 2011 was 35.0% compared to 36.8% for 2010. The lower effective tax rate was primarily attributable to a benefit recorded for previously unrecognized foreign tax credits in 2011.

DIRECTV

        Earnings Per Share.    Class A common stock earnings per share and weighted average shares outstanding were as follows for the nine months ended September 30, 2011:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$2.48	$1.58
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	2.47	1.57
Weighted average number of Class A common shares outstanding
Basic	762	885
Diluted	767	891

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV, a reduction in weighted average shares outstanding resulting from our share repurchase program, and the $0.18 reduction to basic and diluted earnings per Class A common share resulting from the Malone Transaction in 2010.

DIRECTV

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$15,843	$14,737	$1,106	7.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,818	6,158	660	10.7%
Subscriber service expenses	1,081	999	82	8.2%
Broadcast operations expenses	224	203	21	10.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,101	1,929	172	8.9%
Upgrade and retention costs	889	815	74	9.1%
General and administrative expenses	768	741	27	3.6%
Depreciation and amortization expense	1,225	1,465	(240)	(16.4)%

Total operating costs and expenses	13,106	12,310	796	6.5%

Operating profit	$2,737	$2,427	$310	12.8%

Operating profit margin	17.3%	16.5%	—	—
Other Data:
Operating profit before depreciation and amortization	$3,962	$3,892	$70	1.8%
Operating profit before depreciation and amortization margin	25.0%	26.4%	—	—
Total number of subscribers (000's)(1)	19,760	18,934	826	4.4%
ARPU	$90.48	$87.43	$3.05	3.5%
Average monthly subscriber churn %	1.57%	1.56%	—	0.6%
Gross subscriber additions (000's)	3,286	3,008	278	9.2%
Subscriber disconnections (000's)	2,749	2,634	115	4.4%
Net subscriber additions (000's)	537	374	163	43.6%
Average subscriber acquisition costs—per subscriber (SAC)	$806	$787	$19	2.4%

        Subscribers.    In 2011, net subscriber additions increased due to higher gross additions mainly resulting from improved customer offers. Churn was relatively unchanged from 2010.

        Revenues.    DIRECTV U.S.' revenues increased as a result of the larger subscriber base and higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher set-top receiver lease fees and higher advanced service fees, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization was higher in 2011 as compared to 2010 as increased revenues were partially offset by higher programming costs, increased subscriber acquisition costs and higher upgrade and retention costs. Operating profit before depreciation and amortization margin decreased in 2011 as compared to

DIRECTV

2010 as the revenue growth was more than offset by higher relative growth in broadcast programming, subscriber acquisition and upgrade and retention costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, higher costs resulting from our new NFL Sunday Ticket contract, which went into effect with the 2011 season and the larger number of subscribers. Subscriber service expenses increased in 2011 compared to 2010 primarily due to service quality improvement initiatives and the higher number of subscribers.

        Subscriber acquisition costs increased primarily due to higher gross additions and higher SAC per subscriber. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products over 2010 coupled with increased dealer commissions, partially offset by lower marketing costs per subscriber added. Under our lease program we capitalized $546 million of set-top receivers in 2011 and $437 million of set-top receivers in 2010 for subscriber acquisitions.

        Upgrade and retention costs increased in 2011 due to a higher volume of advanced equipment upgrades. Under our lease program we capitalized $236 million of set-top receivers in 2011 and $232 million in 2010 for subscriber upgrades.

        Operating profit.    Operating profit and operating profit margin increased in 2011 as compared to 2010 due to lower depreciation and amortization expense in 2011 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, the completion of the amortization of a subscriber-related intangible asset and lower depreciation expense associated with a reduction in capital set-top receivers over the last several years, partially offset by lower operating profit before depreciation and amortization margin.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

	Nine Months Ended and As of September 30,		Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,724	$2,566	$1,158	45.1%
Operating profit before depreciation and amortization	1,241	822	419	51.0%
Operating profit before depreciation and amortization margin	33.3%	32.0%	—	—
Operating profit	696	438	258	58.9%
Operating profit margin	18.7%	17.1%	—	—
Other Data:
ARPU	$63.58	$56.88	$6.70	11.8%
Average monthly total subscriber churn %	1.83%	1.86%	—	(1.6)%
Average monthly post paid subscriber churn %	1.42%	1.52%	—	(6.6)%
Total number of subscribers (000's)(1)	7,281	5,430	1,851	34.1%
Gross subscriber additions (000's)	2,545	1,679	866	51.6%
Net subscriber additions (000's)	1,473	842	631	74.9%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

DIRECTV

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products, primarily in Brazil. Net additions increased in 2011 due to the higher gross additions and lower post paid churn in Venezuela and Brazil compared to 2010.

        Revenues.    Revenues increased due to strong subscriber and ARPU growth across the region, particularly in Brazil. ARPU increased primarily due to price increases, favorable exchange rates in Brazil and higher penetration of advanced products across the region.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased in 2011 as compared to 2010, primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions and higher upgrade and retention costs resulting from an increased demand for advanced products.

        Operating profit.    Operating profit and operating profit margin increased in 2011 as compared to 2010, primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized due to the higher gross subscriber additions attained over the last year.

LIQUIDITY AND CAPITAL RESOURCES

        At September 30, 2011, our cash and cash equivalents totaled $1.3 billion compared to $1.5 billion at December 31, 2010. The $205 million decrease resulted primarily from $3.6 billion of cash provided by operating activities and approximately $4.0 billion of cash proceeds from the issuance of senior notes, more than offset by $4.4 billion in cash used for the repurchase of shares, $1.0 billion of cash used for the repayment of long-term debt and $2.3 billion of cash paid for the acquisition of satellites, property and equipment.

        As of September 30, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility, which is available until February 2016. DIRECTV U.S. is subject to certain restrictive covenants under its credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.02 at September 30, 2011 and 0.96 December 31, 2010.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2011, authorizing share repurchases of $6 billion. As of September 30, 2011, we had approximately $1,953 million remaining under this authorization. During the nine months ended September 30, 2011, we repurchased and retired 95 million Class A common shares for $4,368 million, at an average price of $45.86. The authorization allows us to repurchase our Class A common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. We may also borrow additional amounts in the future to attain and maintain our outstanding long-term debt target of approximately 2.5 times our annual operating profit before depreciation and amortization. Additional borrowings, which may include

DIRECTV

borrowings under the $2 billion DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise.

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

Borrowings

        At September 30, 2011, we had $13,463 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 9 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2010 Form 10-K.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015 and $11,300 million thereafter.

        In addition, DIRECTV presently expects to add its guarantee for existing debt and future debt offerings consistent with the objective of achieving a long-term debt target of 2.5 times annual operating profit before depreciation and amortization of DIRECTV on a consolidated basis.

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

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At September 30, 2011, DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

DIRECTV

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

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result of utilizing the parallel market, we recorded a $22 million charge for the nine months ended September 30, 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

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

        As a result of these recent developments, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. Due to these limitations, we have realized lower charges for the repatriation of cash in 2011 as compared to 2010 and our Venezuelan subsidiary had accumulated Venezuelan bolivars fuerte denominated cash of $328 million at September 30, 2011, as compared to $169 million at December 31, 2010.

        We expect to continue our practice of repatriating cash generated in Venezuela in excess of local operating requirements. If exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top receivers and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of September 30, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $233 million in excess of Venezuelan bolivar fuerte denominated monetary liabilities on that date.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2010. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $371 million as of September 30, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$21,894	$113	$1,408	$3,540	$16,833
Purchase obligations(b)	8,764	556	4,373	2,426	1,409
Operating lease obligations(c)	453	23	138	93	199
Capital lease obligations(d)	1,575	24	189	216	1,146

Total	$32,686	$716	$6,108	$6,275	$19,587

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2011, however, the obligations do not reflect potential prepayments that may be required under DIRECTV U.S.' senior secured credit facility, if any, or permitted under its indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite construction and launch contracts, including those discussed in Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of our operating leases contain escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

DIRECTV

(d)
Capital lease obligations includes obligations related to the ISDLA-1 and ISDLA-2 satellites discussed in Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report .

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

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of changes to our "Critical Accounting Estimates," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference. For additional information, see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

DIRECTV

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

DIRECTV

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2011. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        ECAD.    SKY Brazil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. SKY Brazil has been withholding payments to ECAD since 2004, and has accrued amounts both we and SKY Brazil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, in October 2011, SKY Brazil was required to provide a letter of credit in the amount of approximately $85 million which represents the contested fees plus accrued interest and penalties, for the period from January 2004 to September 2009, plus an additional 30% required by Brazilian law. Sky Brazil's dispute with ECAD is currently pending in the Superior Justice Tribunal, and there are other claims by the Brazilian pay television association, known as ABTA, against ECAD before the Brazilian antitrust board, or CADE, which may affect ECAD or the rights fees it is attempting to collect.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the third quarter ended September 30, 2011.

ITEM 1A.    RISK FACTORS

        Except as discussed below, the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2010, our Quarterly Report for the quarter ended March 31, 2011 and our Quarterly Report for the quarter ended June 30, 2011 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

The National Football League labor dispute has been resolved.

        DIRECTV U.S. has a contract with the National Football League for the exclusive rights to distribute the NFL Sunday Ticket Package to DIRECTV U.S. subscribers. The NFL's collective bargaining agreement with its players expired in March 2011 and the NFL and its players have been

DIRECTV

engaged in a labor dispute. The NFL and its players agreed to a new collective bargaining agreement. Therefore, DIRECTV U.S.'s risks related to the labor dispute have been resolved and the NFL Sunday Ticket Package is being distributed to DIRECTV U.S. subscribers for the 2011-2012 season pursuant to DIRECTV U.S.' contract with the NFL.

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

        A summary of the repurchase activity for the three months ended September 30, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1–31, 2011	9	$52.09	9	$2,971
August 1–31, 2011	12	43.99	12	2,440
September 1–30, 2011	11	42.72	11	1,953

Total	32	45.71	32	1,953

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
10.1	Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))
**31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
**32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**
Furnished, not filed.

* * *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: November 3, 2011	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.1	Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document