Form 10-K
period 2011-12-31
DIRECTV
filed 2012-02-23
CIK 1465112

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2011, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $37,977,844,138.

          As of February 17, 2012, the registrant had outstanding 676,266,593 shares of Class A common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on May 3, 2012	Part I, Item 5 Part III, Items 10 through 14

DIRECTV

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2012 financial results, liquidity and capital resources.

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

        Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the company, we or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, since November 19, 2009, we own and operate three regional sports networks, or RSNs, and own a 60% interest in Game Show Network, LLC, or GSN, a basic cable television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2011, DIRECTV U.S. had approximately 19.9 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, which we refer to as DIRECTV Latin America, is the leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Venezuela, certain other countries in the region, and the Caribbean, including Puerto Rico; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., which we refer to as Sky Mexico. As of December 31, 2011, PanAmericana had approximately 4.1 million subscribers, Sky Brazil had approximately 3.8 million subscribers and Sky Mexico had approximately 4.0 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT SPORTS. The operating results of DSN beginning November 19, 2009 are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

        Our vision is to make DIRECTV the best video experience anytime and anywhere for customers in both the United States and Latin America. Our primary strategy for achieving this vision is to combine unique and compelling content along with technological innovation and industry-leading customer service to make DIRECTV the clear choice among consumers throughout the Americas. We believe that the successful implementation of this operating strategy along with the return of excess cash to stockholders will create significant stockholder value over the long term.

        DIRECTV's Class A common stock trades on the NASDAQ® Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV was incorporated in Delaware in 2009.

DIRECTV U.S.

        Through DIRECTV U.S., we provide approximately 19.9 million subscribers with access to hundreds of channels of digital-quality video entertainment and CD-quality audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or VOD, by "pushing" top-rated movies onto customers' digital video recorders, or DVRs, for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry, including over 170 national high-definition, or HD, television channels and four dedicated 3D channels. In addition, we offer VOD service, named DIRECTV CINEMATM, which provides a selection of approximately 7,000 movie and television programs to our broadband-connected subscribers. As of December 31, 2011, we provided local channel coverage in HD to markets covering over 96% of U.S. television households. In addition, we provided local channel coverage to markets representing approximately 99% of U.S. television households.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET™ package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season.

DIRECTV

Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, VOD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers sign up for our service through us, our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. We or one of our home service providers or dealers install the receiving equipment. The receiving equipment, which we refer to as a DIRECTV® System, consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages.

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

  •
  Leading Brand Name.  We commissioned a study in 2010 which indicated that 95% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers and retain existing subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, critically acclaimed original series content such as Damages, international programming and one of the most extensive national HD offerings currently available in the industry. In addition, we believe that we offer the most comprehensive collection of sports programming content available both inside and outside of the home, with packages such as the NFL SUNDAY TICKET TO GO and Big Ten Network TO GO.

  •
  High-Quality Digital Picture and Sound, Including HD and 3D Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound. We believe this compares favorably with some cable providers that offer popular programming in an analog format and offer a selection of digital channels for an additional fee. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large collection of 1080p HD movies. Also, we currently offer 3D programming on four dedicated channels.

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

  •
  Technology.  We devote considerable resources to improving our set-top receivers, including the middleware for our receivers, as well as developing new services. For example in 2011, we introduced the "Home Media Center," a premium high definition whole home DVR service with a terabyte hard drive that allows consumers to record five simultaneous programs while viewing and controlling content from one DVR to other rooms in the house with the appropriate equipment. In 2011, we also introduced the new "HD UI," or high definition user interface, which supports a personalized and interactive video experience.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher than the largest national cable providers in customer satisfaction for eleven consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

DIRECTV

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

    We hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been launched into these orbital slots have substantially increased our channel capacity, allowing us to provide one of the most extensive HD channel offerings currently available across the United States. In addition, we hold licenses to broadcast our services from 46 of 96 Ku-band DBS frequencies spread over three orbital slots (101° WL, 110° WL and 119° WL). The FCC is currently considering licensing additional DBS slots for satellites that are sometimes referred to as "tweeners" which would provide CONUS coverage. See "Government Regulation—FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors—The ability to maintain FCC licenses and other regulatory approvals is critical to our business" for more information related to these types of slots and satellites.

  •
  Strong Balance Sheet.  We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve stockholder value. We have repurchased approximately $20.5 billion of our common stock over the last six years, retiring approximately 52% of our then-outstanding shares, as of December 31, 2011, and have announced a new $6 billion share repurchase program in February 2012.

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service. Our strategy involves (1) strengthening our core business, (2) delivering the best "anytime, anywhere" experience, both inside and outside of the home, (3) building new revenue streams and (4) enhancing productivity.

  •
  Strengthen the Core Business.  To fulfill our goals, we believe we have to strengthen our core business in several key areas including (1) delighting our customers in all our service interactions, (2) enhancing customer targeting and segmentation and (3) strengthening our bundled offers and capabilities.

  •
  Delight Our Customers in All Service Interactions; Improve our Loyalty and Retention Programs.  Due in part to higher costs to acquire new subscribers in an increasingly mature industry, it is even more important to strengthen and customize our service experience with a focus on delighting all of our customers as we strive to reduce churn and maintain strong margins. We believe an important part of this strategy is to increase customer satisfaction through all service interactions including the initial installation and any subsequent communications, service or upgrade transactions. Another important part of our strategy is to improve our loyalty and retention programs, particularly for our most tenured and valuable customers.

  •
  Enhance Customer Targeting.  As the market for video services becomes increasingly competitive, it is important that we have a better understanding of and focus on our new and existing customers' needs and desires. We will use segmentation analysis to better target these customers based on demographic, geographic and customer information to more profitably and effectively provide our customers with the products and services they desire.

  •
  Strengthen Our Bundled Offers and Capabilities.  Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. Currently we have agreements with most of the major telco companies nationwide to offer digital subscriber line, or DSL, and fiber bundles which include the DIRECTV service. In 2011, we began the implementation of an integrated broadband ordering tool that enables us to offer our DSL and fiber bundles through a more seamless process. We believe it is important that we continue to work closely with broadband providers to further streamline the bundle process, offer broadband services with higher speeds and improve joint

DIRECTV

      marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle.

  •
  Deliver the Best "Anytime, Anywhere" Experience Both Inside and Outside of the Home.  To provide the best video experience both inside and outside of the home, we will be focusing on (1) enhancing our Whole-Home DVR and time-shifting capabilities, (2) connecting our subscribers' set-top receivers to broadband service, (3) expanding the availability of our new user interface to support multi-screen applications and services, (4) enhancing our entertainment portal and (5) providing portable access to DVR content.

  •
  Enhance Whole-Home DVR and Time-Shifting Capabilities.  We believe that consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2011 we introduced the "Home Media Center," a premium high definition whole home digital video recorder service with a terabyte hard drive that allows consumers to record five simultaneous programs. In 2012, we expect to expand the availability of our Home Media Center and will integrate RVU capable set-top receivers for customers to view and control content from the Home Media Center to other rooms in the house. RVU allows the television viewer to watch live or recorded programs on manufacturer's branded televisions or other devices while experiencing a consistent user interface no matter which device is being used. In addition, we plan on continuing to expand our time and place shifting capabilities with new services including the expansion of our pay-per-view and VOD movie offerings, as well as providing the ability for customers to retrieve content that was broadcast at a previous time.

  •
  Connect Customer HD-DVRs to the Internet.  Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience while facilitating access of DIRECTV™ programming services on mobile devices. For example, a connected receiver provides our customers with the ability to (1) access thousands of additional movies and shows including the ability to search and watch web-based videos on YouTube®, (2) stream live DIRECTV programming on their iPad anywhere in their home, (3) engage interactive "TV Apps" that provide real-time information such as favorite sports teams, local traffic or weather reports as well as a connection that enables customers to interact with friends on their Twitter® or Facebook® account via their television or portable devices and (4) use the Pandora® audio service. In the future, we will increase the recorded and live streaming content offerings available through broadband-connected receivers and provide access to more applications and features, such as video conferencing.

  •
  Expand the Availability of Our New User Interface to Support Multi-Screen Applications and Services.  Providing our customers with a consistent user experience as they access their subscription TV content on any device inside or outside of the home is strategically important. Therefore in 2011, we introduced a new UI and guide to our customers as well as developed applications with a similar look and feel for mobile devices and tablets. This new HD UI is significantly faster than our previous UI and is displayed in a crisp, easy-to-read HD format using more graphical poster art, providing our customers with a friendly and fun way to navigate through hundreds of channels. In addition, this UI incorporates our industry-leading Smart Search capabilities as well as improved discovery and personalization features. We plan on continuing to expand the availability of the new HD UI to the majority of our customers leasing HD products during 2012. We are also continuing to develop applications for mobile devices and tablets so that our customers will enjoy many DIRECTV features and functionalities both inside and outside of the home.

  •
  Enhance our Entertainment Portal.  Enhancing the accessibility of subscription TV content on any device inside and outside of the home is strategically important because it augments our customers' video experiences while meeting their desire to view content when and where they want it most. MyDIRECTV, our web-based entertainment portal that offers our customers an easy-to-use platform to explore, search and record all of their favorite shows, introduced consumers to video streaming in 2011. Today, customers with premium subscriptions are able to stream authorized content through offerings such as HBO GO and MAX GO. In 2012, customers will be able to access pay-per-view, premium and VOD programming from MyDIRECTV on their laptop, tablet, smartphone or computer. In addition, we will provide video

DIRECTV

      streaming capabilities of authorized cable and broadcast network content to our customers.

    •
    Provide Portable Access to DVR Content.  We believe many of our customers increasingly desire the ability to take content with them, due in part to the growing popularity of smart phones and tablets. For this reason, in 2011, we introduced "Nomad," a service that enables customers to download content stored on their HD-DVR and view it remotely. In the future, we expect to enhance the Nomad service by introducing the ability to stream HD-DVR content to mobile devices inside and outside of the home.

  •
  Create New Revenue Platforms.  In order to continue growing DIRECTV revenues while maintaining strong profit margins, a key strategic objective is to capture incremental revenue streams in key areas including (1) DIRECTV Cinema, (2) addressable and local advertising and (3) the commercial property market.

  •
  Enhance DIRECTV Cinema.  We believe we have a significant opportunity to generate incremental VOD revenues mostly by expanding our VOD library and making it easier for customers to watch movies and shows. In 2011, we continued to make great strides toward this goal by "pushing" top-rated movies, including many available on the same day of the DVD release, onto customers DVRs for instant viewing and by expanding our enhanced movie service called DIRECTV CINEMA to provide most of our customers with access to significantly more movies than before. For example, for those customers with HD-DVRs connected to a broadband service, we now offer approximately 7,000 movie and television titles, and we expect to continue adding more titles in 2012. Looking forward, DIRECTV Cinema enhancements will include further expansion of our video library as well as increased availability of VOD and premium movies that can be accessed from laptops, tablets, smartphones or computers.

  •
  Launch Addressable and Local Advertising.  Our advertising revenue per subscriber trails many of our competitors. This is because, unlike the cable industry, we have not had the ability to target advertising at the local level due to the nature of our national satellite infrastructure. Using new technology, we now have the capability to insert advertising into individual DVRs to enable advertisers to target customers in local regions and eventually in the individual home. With this new technology, we expect to significantly increase our advertising revenues over the coming years.

  •
  Deliver New Products Focused on Priority Commercial Segments.  Based on our extremely low market penetration rates, we believe commercial properties represent another growth opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we expect that in the coming years, hotels will be upgrading their television service from standard definition to HD which will present us with opportunities for growth. In the future, we will introduce new features, applications and package enhancements that will provide an integrated residential television experience for our hotel customers to offer to their patrons. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets with new technologies such as our "Message Board" or digital signage product, as well as from improved management, targeting, billing, pricing and packaging.

  •
  Enhance Productivity and Manage Costs.  Improving our productivity is a critical element of our goal to maintain strong margins particularly given rising programming costs and the competitive nature of our industry. In particular, we plan to focus our efforts on effectively managing our programming costs and capturing enterprise-wide productivity improvements.

  •
  Strategically Manage Programming Cost Growth.  Programming costs are DIRECTV's largest expense and as a result, we must manage these costs as effectively as possible particularly considering that we expect programming costs to increase at a faster rate in the future than in prior years primarily due to higher sports costs (including the NFL SUNDAY TICKET) and higher retransmission fees for the carriage of local channels. In addition, due to competitive pressures, there is a risk that we will be unable to pass such increases through to our subscribers. Our strategy for minimizing this rate of cost growth is to:

  •
  Leverage our size, growth and attractive subscriber demographics to attain competitive terms and conditions.

DIRECTV

      •
      More closely align a channel's value with the costs we pay.

      •
      Obtain rights for new value-added video services such as rights to offer our customers 3D, mobile and streaming services.

      •
      Package channels to better align the programming that our customers want to watch with what they are willing to pay for.

      •
      Secure greater flexibility regarding tiering and packaging of content and/or channels.

      •
      Discontinue carrying less popular channels if we are unable to negotiate fair terms and conditions.

    •
    Capture Enterprise-Wide Productivity Improvements.  Our objective is to deliver the best video experience at the lowest possible cost. Our goal is to manage our costs and in particular to capture productivity improvements which will not only reduce costs, but also improve call center performance, field operations such as installations and repairs, retention and customer satisfaction.

Infrastructure

        Satellites.    We currently have a fleet of twelve geosynchronous satellites, including eleven owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 95° WL (one-leased) and one spare satellite that is currently moving from 72.5° WL to 110° WL. We also have five Ka-Band satellites at our 99° WL (two) and 103° WL (three) orbital locations.

        We have entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014, and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide additional HD, replacement and backup capacity.

        Satellite Risk Management.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of in-orbit and satellite launch failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses. Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2011, the net book value of DIRECTV U.S.' in-orbit satellites was $1,528 million, all of which was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California. These facilities provide the majority of our national and local standard-definition and HD programming. We also have six uplink facilities which are used to provide HD local channels. Our broadcast centers receive programming from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. From 2008 to 2010, we completed several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ nearly 5,000 technicians and utilize an additional 10,000 technicians from five outsourced companies around the United States. The combined workforce completed approximately 90% of all in-home visits in 2011. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2011, we utilized 49 customer service centers employing over 18,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 4,000 customer service representatives. Potential and existing subscribers can call a single

DIRECTV

telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, such as cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors, or OVDs. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our approximately 19.9 million subscribers represent approximately 20% of MVPD subscribers at December 31, 2011.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association, 129.7 million U.S. housing units are passed by cable, representing 98% of total U.S. homes. Most cable television operators have a large, established customer base, and some have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 58% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer. In addition, Comcast, Time Warner Cable, Cox and Brighthouse Networks have entered into an agreement with Verizon Wireless for the sale of the providers' wireless spectrum licenses. As part of this agreement, Verizon Wireless has entered into a joint marketing agreement with the cable operators to sell their products and services in storefronts and over the Internet. The sale of spectrum licenses is subject to regulatory approval.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2011, it had the capability to serve approximately 16.5 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes. In addition, as of year-end 2011, AT&T had deployed fiber optic lines with the capability to serve approximately 30 million homes. As of year-end 2011, Verizon had approximately 4.2 million video subscribers and AT&T had approximately 3.8 million video subscribers, representing approximately 8% of MVPD subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH, which had approximately 14 million subscribers at the end of 2011, representing approximately 14% of MVPD subscribers. On April 26, 2011, DISH Network acquired certain assets of Blockbuster. DISH is using Blockbuster to offer video content through multiple distribution channels such as mail and through streaming services via the Internet. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple offers thousands of television shows and movies for rental, some in high-definition, on the online iTunes® Store and with the introduction of iCloud® last year, all of a user's content could be shared wirelessly across Apple devices. In addition, Hulu is an online video distributor which provides free movies and TV shows from over 260 content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, National Geographic, Paramount, A&E Television Networks, Sony Pictures and

DIRECTV

    Warner Bros. This content can be accessed on demand through its website and those of its partners-AOL, IMDb, MSN, TV Guide and Yahoo! Hulu also provides a monthly streaming subscription service that offers current and past season shows from ABC, Comedy Central, FOX, NBC and MTV. In addition, several companies, such as Netflix and Amazon, sell and rent movies or other shows via Internet download or streaming media. For example, Netflix has a library of thousands of movies and TV shows available for download to its over 25 million subscribers in the U.S., Canada, Latin America and the United Kingdom. Google has recently announced that it intends to develop and offer new programming through YouTube. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS3® and Microsoft's Xbox® can be directly connected to the Internet and have the capacity to stream video to a television.

  •
  Mobile Video.  Many companies are beginning to offer mobile video applications due to consumers' increasing desire to view content outside of the home. For example, AT&T offers AT&T mobile TV™ which provides users the ability to watch full length TV shows from ABC, CBS, ESPN and other programmers on their cell phones. AT&T also introduced the AT&T U-verse Mobile application providing iPhone customers the ability to download and watch authorized content from their DVRs on the go. Verizon Wireless offers V Cast™ which allows subscribers to watch many of the top TV shows including college football and basketball on their mobile phone for a modest fee. In addition, Verizon introduced FiOS Flex View which provides FiOS customers access to download and stream OnDemand and rented VOD titles for viewing inside and outside of the home. Comcast introduced the XFINITY™ TV Application which also allows customers to download and stream OnDemand video content to laptops, tablets and mobile devices. Other cable and satellite distributors are also focused on distributing their content to their customers mobile devices. For example, Time Warner Cable, Cablevision and Cox allow streaming of live linear TV inside the home via iPad applications. Other mobile applications and services are also becoming available.

  •
  Small and Rural Telephone Companies.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, Frontier, and ViaSat to bundle their individual DSL and telephony services with DISH Network's video service.

  •
  Local Broadcasters.  Most areas of the United States can receive traditional digital television broadcasts of between three and ten channels. These broadcasters are often low to medium power operators with a limited coverage area and provide local, network and syndicated programming typically free of charge. There are over 3,000 TV broadcast stations in the U.S. split among 210 TV markets.

DIRECTV LATIN AMERICA

        DIRECTV Latin America is the leading provider of DTH digital television services throughout Latin America and the Caribbean, which includes Puerto Rico. DIRECTV Latin America provides a wide selection of local and international digital-quality video entertainment and CD-quality audio programming under the DIRECTV and SKY brands to approximately 4.1 million subscribers in PanAmericana and approximately 3.8 million subscribers in Brazil. Our affiliate, Sky Mexico, has approximately 4.0 million subscribers. Including Sky Mexico, DIRECTV and SKY provide service to 11.9 million subscribers throughout the region.

        We own 100% of PanAmericana, which operates principally in South America and the Caribbean, including Puerto Rico, 93% of Sky Brazil, which operates in Brazil, and 41% of Sky Mexico, which operates in Mexico, certain countries in Central America and the Dominican Republic. Globo Comunicações e Participações S.A., or Globo, owns the other 7% of Sky Brazil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brazil are consolidated in our results, and we account for our interest in Sky Mexico under the equity method of accounting.

        We believe we provide one of the most extensive collections of programming available in the Latin America pay television market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis at a lower cost compared to our competition. As of December 31, 2011, we provided service to 22% of pay television households in PanAmericana, 30% of pay television households in Brazil and 32% of pay television households in Mexico.

DIRECTV

        To subscribe to the DIRECTV or SKY service, customers sign up for our video service through us, our regional retailers, or independent satellite television retailers or dealers. We tailor our offers and products to profitably and effectively provide our service to various customer segments across the region that have the need and desire for our brand and service. We offer post-paid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. In addition, we offer prepaid service for customers that desire payment and commitment flexibility. These customers may purchase a standard definition box and antenna at a regional retailer and pre-pay their DIRECTV service typically through one or more means, such as the purchase of a rechargeable card that they can acquire at the retailer or local kiosk. The video service will automatically disconnect once the credit on the card runs out.

Key Strengths

  •
  Large Subscriber Base and Pan-Regional Scale of Service.  On a regional basis, we are the largest provider of pay television services in Latin America. We believe that our large subscriber base and scale provides us with the opportunity to obtain programming on favorable terms and secure unique content and features. We also believe that our large subscriber base contributes to achieving economies of scale in areas, such as equipment and technology purchasing, customer service, and broadcast operations.

  •
  Leading Brands.   DIRECTV and SKY brands in Latin America are positioned as the leader in digital video entertainment, offering the best quality content, technology and customer service available. We believe the strength of our brands is an important factor in our ability to attract and retain subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers and distributors.

  •
  Relationship with DIRECTV U.S.  We believe that our ability to leverage the advanced technologies and best practices developed and followed by DIRECTV U.S. enables us to take advantage of its economies of scale, intellectual property and financial flexibility. Our platforms have set-top box specifications and middleware technologies that are aligned with DIRECTV U.S., which allows for the launch of new technologies, innovative features and services in advance of our competitors in the region and at a lower cost.

  •
  High Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and CD-quality sound, as well as interactive features and functionality. We believe this compares favorably with many cable providers in Latin America, which typically continue to broadcast to a large percentage of their subscribers in analog format.

  •
  Sales and Marketing.  We sell DIRECTV and SKY through a number of distribution channels, including direct sales, online, regional sales providers and local sales providers. We believe this variety of distribution alternatives coupled with segmented marketing programs, have enabled us to continue to grow our subscriber base and benefit from favorable market conditions by extending our leadership with advanced products as well as by continuing to penetrate the middle market segment with tailored package offerings.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for the pay television industry across the region. For example in 2011, the Brazilian Direct Marketing Association awarded SKY "Best of the Best" in the Customer Service Category for our SKY HDTV product. In addition, Telecenter, our regional call center operation in Colombia, received two first place awards for "Best Customer Service Strategy" and "Best In-House." We believe that providing high-quality customer service is an important element in minimizing churn and attracting new subscribers. In addition, our ability to implement best practices in customer service from across the region, and from DIRECTV U.S., allows us to adapt quickly and efficiently to changes that we face.

Business Strategy

        Our vision is to provide customers across Latin America with the best video experience by leveraging DIRECTV Latin America's key strengths while continuing to distinguish our service from our competitors by offering subscribers unique, differentiated and compelling programming through leadership in content, technology, customer service and targeted marketing strategies. Our strategy involves (1) expanding our leadership position across all demographic segments, (2) offering unique features and functionality, (3) enhancing productivity and (4) leveraging

DIRECTV

DIRECTV Latin America's brands and customer base to introduce complementary services.

  •
  Expand Leadership Position.  To achieve our goals, we believe we have to expand our leadership position in several key areas including (1) increasing DVR penetration in the higher end markets, (2) strengthening our leadership position in high-definition and (3) penetrating the rapidly growing middle market segment.

  •
  Increase DVR Penetration.  We believe that consumers at the higher end of the market are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. From 2010 to 2011, we leveraged our relationship with DIRECTV U.S. to obtain high quality DVRs that are more functional and less costly than those of our competitors to distinguish our service from the competition. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. At December 31, 2011, approximately 27% of our subscribers had advanced products.

  •
  Strengthen Leadership Position in HD.  Although we expect that the HD content offerings will be more limited in Latin America than in the United States for the next several years and the uptake of HD services in Latin America will be much slower than in the United States, we believe that establishing our leadership position in HD provides us with a significant competitive advantage across market segments that are expected to experience continued growth. As of December 31, 2011, Sky Brazil offered its customers 39 HD channels and PanAmericana offered its customers on average 10 HD channels. We believe that we currently have the largest HD channel offering in Brazil and are looking to expand that lead, as well as establish leadership in PanAmericana by increasing the capacity of our current satellite servicing the region. In addition, we expect to extend our advantage with the anticipated launch of our new leased satellites starting in 2014.

  •
  Penetrate Middle Market Segment.  Based on extremely low pay television penetration rates and favorable economic and demographic trends in the region, we believe the rapidly growing middle market continues to represent a significant opportunity for growth. In 2011, we tailored our offers and products to profitably and effectively provide our service to value-focused customers who had the need and desire for affordable access to our brands and service. Typically, these offers and products are similar to our traditional ones except they allow customers access to significantly fewer channels and limit the number of set-top receivers customers may have in their homes. We plan on continuing to serve the value-focused customers through targeted marketing and distribution strategies, as well as leveraging our relationship with DIRECTV U.S. to obtain lower cost set-top receivers.

  •
  Offer Unique Features and Functionality.  To strengthen our brand and leadership position, we will be focusing on (1) offering unique content and (2) enhancing our programming features.

  •
  Offer Unique Content.  We believe that we can enhance our brand and leverage our greater scale to offer unique and compelling content to subscribers. For example, in many of the territories in which we operate we were the only provider of television services where subscribers could see all of the 2010 FIFA World Cup™ games, and we were the only operator distributing all of the games in HD. In some countries, we held exclusive rights to 2010 FIFA World Cup games. Similarly, Sky Brazil, PanAmericana and Sky Mexico have licensed exclusive and non-exclusive rights through the 2015 season to the Spanish soccer league, which in most countries is the second most popular soccer league behind the local country leagues.

  •
  Enhance Programming Features.  We believe that we can also differentiate our service from that of our competitors through the use of enhanced features such as interactivity. For example, we first offered interactive services for soccer matches from the 2006 FIFA World Cup and provided similar features for the 2010 FIFA World Cup. We have offered similar interactive services for the U.S. Open™ and Major League Baseball®.

  •
  Enhance Productivity and Manage Costs.  Improving productivity is a critical element of our goal to maintain strong margins particularly given the rapid growth of our subscriber base and regional scale of our operations. In particular, we plan to focus our efforts on productivity improvements. For example, we expect to utilize technology to implement process improvements in our call centers and other areas, such as upgrading our

DIRECTV

    billing systems. We will also continue leveraging best practices from DIRECTV U.S. We expect initiatives like these to enhance operations across the various countries and regions where we offer service under the DIRECTV and SKY brands.

  •
  Leverage Brand and Customer Base to Introduce Complementary Services.  To expand our leadership in particular markets we are testing potential growth opportunities that could optimize the profitability of our subscriber base, minimize churn and extend the value of our brand. We will further explore (1) offering a fixed wireless broadband service and (2) extending our presence by establishing an over-the-top, or OTT distribution platform.

  •
  Offer Fixed Wireless Broadband.  Connecting our customers to a broadband service is strategically important because we expect it will minimize churn and attract new subscribers. We are focused on selectively pursuing opportunities to acquire spectrum and, were we to do so, on introducing fixed wireless broadband in areas where our existing subscriber base has a weak wireline offering or access to broadband is nonexistent. In 2010, we launched a test of fixed wireless service in Mendoza, Argentina. In addition, during 2011, we deployed a fixed wireless service in Brasilia, the capital of Brazil, and provided a bundle option with our SKY video service. In the future, we plan on expanding our fixed wireless service to several new cities in Brazil with similar bundling capabilities.

  •
  Establish OTT Distribution Platform.  Extending our premium video experience to our customers who desire content that can be accessed on demand is strategically important as the penetration of pay television households with Internet access increases across the region. Given the strength of our brands, the scale of our subscriber base and our strong relationships with programmers and distributors, in the future, we believe we can complement our traditional video subscription service by establishing a premium OTT distribution platform in the region.

Infrastructure

        We currently provide services in PanAmericana and Brazil from leased transponders on two geosynchronous satellites. Sky Mexico provides its services from leased transponders on a separate satellite. In addition, we lease a backup satellite that serves Sky Brazil and Sky Mexico.

        We have entered into a contract for the lease of two satellites for PanAmericana: ISDLA-1, which we expect to launch in the fourth quarter of 2014, and ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1.

        Our principal digital broadcast centers are located in the United States and Brazil. We also have several smaller satellite uplink facilities in the region.

        We typically have customer service centers in each of the countries where we operate. In addition, we operate two pan-regional centers located in Colombia that provide primary and backup customer service support to most of the PanAmericana region.

Competition

        The pay television and other emerging broadband video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, which distribute their programming by satellite, cable, terrestrial microwave systems, traditional over-the-air broadcasting or the Internet. In addition, in certain markets we face significant competition from illegal and informal sector pay television operations. We compete primarily on the basis of programming selection, price, technology and service.

        In most of the markets in which we operate, cable television is our principal competitor. Cable operators typically offer analog services for lower monthly fees and with lower upfront installation and connection fees than we offer. In addition, the cable operators with which we compete are in various stages of upgrading their networks in order to provide broadband and telephony services, and in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services.

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, provides DTH services in Peru, Chile, Brazil, Colombia and Venezuela. Telmex

DIRECTV

provides DTH service in Chile and Peru, and in 2009 it launched services in Brazil through its affiliate, Embratel. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), launched a DTH service in 2009. Also, in Mexico a joint venture of EchoStar Corp. and MVS Comunicaciones launched a DTH service in 2009, with substantial commercial support and cooperation from Telmex, which, due to regulatory restrictions, is not currently permitted to provide its own video services in Mexico. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

        In a number of markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including IPTV video programming. However, to date only a very small number of such upgrades and build outs have been actively pursued on other than a test basis.

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

        For a further discussion of our mergers and acquisitions, see Part II, Item 8, Note 4 of the Notes to the Consolidated Financial Statements of this Annual Report.

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC, and similar regulatory agencies in Latin America, and by other federal, state and local authorities. We are also subject to the rules and procedures of the International Telecommunications Union a specialized agency of the United Nations, which coordinates global telecommunications networks and services.

        The following is a summary of relevant regulatory issues and is not intended to describe all present and proposed government regulation and legislation affecting our business.

        FCC Regulation Under the Communications Act and Related Acts.    The Communications Act and other related acts give the FCC broad authority to regulate the operations of DIRECTV U.S.

        FCC regulations govern, among other issues:

  •
  the licensing of DBS and DTH satellites, earth stations and ancillary authorizations;

  •
  the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations and the replacement of an existing satellite with a new satellite;

  •
  terms and conditions of assignments and authorizations, including required timetables for construction and operation of satellites; and

  •
  avoidance of interference by and to DBS/DTH operations with operations of other entities that make use of the radio spectrum.

        All of our satellites and earth stations are licensed by the FCC. The FCC generally issues DTH space station licenses for a fifteen-year term and DBS space station and earth station licenses for a ten-year term, which is less than the useful life of a healthy direct broadcast satellite. Upon expiration of the initial license term, the FCC has the option to extend a satellite operator's license, authorize operation for a period of time on special temporary authority, or decline to extend the license.

        Currently, we have several applications pending before the FCC, including applications to launch and operate future satellites. In general, the FCC's approval of these applications is required for us to continue to expand our range of service offerings while increasing the robustness of our satellite fleet. We may not obtain these approvals in a timely fashion or at all.

        As a DBS/DTH licensee and operator we are also subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Act ("SHVA,"

DIRECTV

    which in this Annual Report includes its progeny legislation, the Satellite Home Viewer Improvement Act of 1999; the Satellite Home Viewer Extension and Reauthorization Act of 2004; and the Satellite Television Extension and Localism Act of 2010) allows DIRECTV U.S. to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (e.g., those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into a few other very limited exceptions. SHVA also prohibits DIRECTV U.S. from signing up a new subscriber to distant signals if that subscriber lives in a local market where DIRECTV U.S. makes available the same-network local signal. The FCC has required DIRECTV U.S. to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVA and judicial decisions could hamper the ability of DIRECTV U.S. to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify to receive these signals, impose compliance costs on us, or subject us to fines, monetary damages or injunctions. The distant signal provisions are set to expire in 2014. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals.

  •
  Must Carry Requirement.  SHVA imposes a must carry obligation on DIRECTV U.S. This requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to limited exceptions. The FCC has adopted further detailed rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations properly requesting carriage in markets in which we retransmit the signals of local broadcast stations. The projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules and judicial decisions. For example, the FCC issued an order requiring mandatory carriage of high-definition digital signals in an increasing number of markets each year, requiring so-called "HD carry-one, carry-all" in all local markets served by 2013. We may not be able to comply with these rules, or may be required to use capacity that could otherwise be used for additional local or national programming.

  •
  Retransmission Consent.  For those local television broadcast stations that do not elect must carry, SHVA also requires DIRECTV U.S. to obtain consent prior to retransmitting their signals to viewers. Television broadcast stations may withhold this consent (subject to a requirement to negotiate in good faith), and other provisions of copyright and communications law prevent DIRECTV from providing duplicate out-of-market programming in many instances. Thus, where consent is withheld, DIRECTV U.S. subscribers may lose access to popular programming.

  •
  Public Interest Requirement.  The FCC has imposed certain public interest obligations on DBS operators, including a requirement that such providers set aside four percent of channel capacity exclusively for noncommercial programming of an educational or informational nature, for which we must charge programmers below-market rates and may not impose additional charges on subscribers. FCC rules also require DIRECTV U.S. to comply with a number of political broadcasting requirements and limits on the commercialization of children's programming. We believe that DIRECTV U.S. is in compliance with all of these requirements, but some require our interpretations, which we believe are reasonable and consistent with industry practice. However, the FCC may not agree.

  •
  Emergency Alert System.  The Emergency Alert System, or EAS, requires participants to interrupt programming during nationally declared emergencies and to pass through emergency information. The FCC has adopted rules that require satellite carriers to comply with this requirement. It may also mandate that satellite carriers interrupt programming for local emergencies and weather events. Any such requirement would be very difficult to implement, would require costly changes to our DBS/DTH system, and, depending on how it is implemented, could inconvenience or confuse our viewers. The FCC is also considering whether to require that

DIRECTV

    EAS alerts be provided in multiple languages or via text messages, which could also prove difficult and costly.

  •
  Spectrum Allocation and License Assignment Rules.  We depend upon the FCC's allocation of DBS/DTH frequencies and assignment of DBS/DTH licenses. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity.

    In 2007, the FCC adopted new service and licensing rules for the BSS in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at two orbital locations. However, foreign operators who may have international priority have indicated an interest in using slots that may conflict with one or both of these licenses.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.  The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service. While the FCC has established service and technical rules to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and such services may have a material adverse impact on our operations. In addition, one MVDDS operator recently received a conditional waiver of the applicable rules so that it could operate its system in Albuquerque, New Mexico at substantially higher power levels, which may have a material adverse impact on our operations in that market.

    In 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites that would operate in the same DBS uplink and downlink frequency bands as DIRECTV U.S., from orbital positions located in between those now assigned to the DBS service. Under rules that the FCC is considering, a provider could operate a satellite in between two orbital locations where we have already positioned DIRECTV U.S.' satellites without completing coordination of its operations and without demonstrating that such operations would not "affect" the DIRECTV service. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

    The FCC has also adopted rules that require satellite operators to take certain measures to mitigate the dangers of collision and orbital debris. Among other things, these rules impose certain requirements for satellite design and end-of-life disposal maneuvers, which apply to eight of our in-orbit satellites and may in the future be applied to others. We believe that we are in compliance with all of these requirements, but the requirements could result in a slight reduction in the operational life of each new satellite.

  •
  Geographic Service Rules.  The FCC requires DBS and 17/24 GHz BSS licensees to comply with certain geographic service obligations intended to foster the provision of DTH service to subscribers residing in Alaska and Hawaii. We believe that we are in compliance with these rules. The FCC has not acted on petitions filed several years ago by the State of Hawaii and an Alaska satellite television dealer claiming a violation of those rules. We cannot be sure that the FCC will not require us to make potentially cumbersome and costly changes to our business.

  •
  FCC Conditions Imposed In Connection With the Liberty Media and News Corporation Transactions.  In approving Liberty Media's 2008 acquisition of News Corporation's equity investment in us, the FCC imposed a number of regulatory conditions on us, some of which affected our business. In granting authority for subsequent transactions in 2009 and 2010, the FCC conditioned its approval on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and conditions intended to ensure

DIRECTV

    non-discriminatory access to programming affiliated with DIRECTV. In particular, we may be required to submit to "baseball style" arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD.

  •
  Potential Regulation of Set-Top Receivers.  Cable operators are subject to a wide variety of regulation of their set-top receivers, including a prohibition on "integrated" security and non-security functions. The FCC has exempted DTH satellite operators from such rules, but has been urged to eliminate that exemption. Were it to do so, DIRECTV U.S. may be required to redesign its set-top receivers and, conceivably, replace existing receivers. The FCC has adopted accessibility requirements, such as the pass-through or rendering of closed captioning and video description, and is considering additional requirements which could require the redesign of DIRECTV's set-top receivers. The FCC is also considering a new regime under which all MVPDs, including DIRECTV U.S, would be required to offer "All Vid interfaces" instead of its existing set-top box arrangements. Such interfaces would be designed according to government specifications to deliver DIRECTV U.S. programming stream and related data for manipulation by third-party electronic equipment. DIRECTV U.S. believes such a requirement would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

        International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

        Export Control Regulation.    The delivery of satellites and related technical information for the purpose of launch by foreign launch services providers is subject to strict export control and prior approval requirements.

        Other Legal and Regulatory Requirements.    DBS/DTH providers are subject to other federal and state regulatory requirements, such as telemarketing and advertising rules, and subscriber privacy rules similar to those governing other MVPDs. We have agreed with the Federal Trade Commission, or FTC, to (1) review and monitor compliance with telemarketing laws by any companies we authorize to do telemarketing and by independent retailers, (2) investigate and respond to complaints about alleged improper telemarketing and (3) terminate our relationship with marketers or retailers found in violation. Similarly, we have agreed with certain state attorneys general to comply with advertising disclosure requirements and monitor compliance by independent retailers.

        We are also subject to state and federal rules and laws regarding information security. Most of these rules and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach.

        In addition, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies and private organizations on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of DBS service, state taxation is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices. These matters are generally resolved in the ordinary course of business, and DIRECTV recently agreed to implement a restitution program for consumers who send eligible complaints related to consumer protection practices.

        In Latin America, DIRECTV Latin America and its subsidiaries are subject to laws and regulations in each country in which we operate that govern many of the same aspects of our operations as in the United States, such as landing rights for satellites; spectrum, earth station and other licenses; must carry and other requirements with respect to the channels we carry; and regulations governing telemarketing and customer service. Regulatory regimes in Latin America are generally less developed than in the United States, and the application of existing laws and regulations to DBS/DTH providers is at times uncertain. In addition, there are certain areas where regulations in Latin America are stricter than in the United States, such as regarding labor and consumer protection laws. Foreign

DIRECTV

exchange laws in some countries can have a material impact on our ability to repatriate funds to the United States. Also, several countries such as Venezuela, Argentina and Brazil have passed or proposed laws imposing certain "national" content requirements, advertising limitations and other requirements on the content we distribute. Such laws can have an adverse impact on our subisidiaries.

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 2,000 issued patents worldwide relating to our past and present businesses, including over 500 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 900 trademarks related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and the DIRECTV Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge, employee safety, and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2012. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. We have been selected by the Environmental Protection Agency as a 2010 and 2011 Energy Star award winner for excellence in energy efficient product design and recognized for our "leadership in advancing technology" to reduce energy while continuing to deliver our service. Environmental requirements are complex, change frequently and have become increasingly more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

DIRECTV

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2011, 2010 and 2009 are summarized in Note 19 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

EMPLOYEES

        As of December 31, 2011, DIRECTV U.S. had approximately 15,900 full-time and 300 part-time employees, DIRECTV Latin America had approximately 9,600 full-time and 1,000 part-time employees and Sports Networks and Other had approximately 200 full-time employees.

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

        We compete in the MVPD industry against cable television, telcos and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, broadband and other entertainment services and telephony service. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. Cable television operators have advantages relative to our U.S. operations, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which DIRECTV U.S. competes;

  •
  bundling their video service with efficient two-way high-speed Internet access or telephone service on upgraded cable systems;

  •
  having the ability to provide certain local and other programming, including HD programming, and local advertising in geographic areas where we do not currently provide local or local HD programming; and

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, mergers, joint ventures and alliances among wireless or private cable television operators, telcos, broadband service providers and others may result in providers capable of offering bundled television, broadband and telecommunications services in competition with our services.

        We do not currently offer local channel coverage to markets covering approximately one percent of U.S. television households, which places us at a competitive disadvantage in those markets. We also have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

DIRECTV

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

        Our business is focused on video, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Online video distributors and providers such as Hulu, Roku, Netflix, Apple, Amazon, Blockbuster and Google, as well as gaming consoles such as Microsoft's Xbox, Sony's PS3 and Nintendo's Wii, are aggressively working to become alternative providers of video services. Such services and the growing availability of online content, coupled with an expanding market for connected devices and Internet-connected televisions, as well as wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming, pose a competitive challenge to traditional MVPDs, as a number of consumers may decide to drop or reduce their traditional MVPD subscription package. Some of these services charge a nominal fee or no fee for access to their content, which could adversely affect our business.

        Significant changes in consumer behavior with regard to how they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        Almost all of our programming is provided by unaffiliated third parties. Typically our programming agreements are multiple-year agreements and contain annual price increases. Upon renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming. Often these increases are greater than the rate of inflation. We expect this practice to continue and the negotiations over such increases to become more difficult and disruptive. Programming expenses will continue to be our largest single expense item in the foreseeable future. Our industry has continued to experience an increase in the cost of programming, especially sports programming. Increases in programming costs, including retransmission costs for broadcast programming, could cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, to attempt to mitigate the effect of price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

        In addition, a limited number of cable-affiliated programmers have in the past denied us access to their programming. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or what we obtain may not be comparable in quality or cost to our existing programming.

        If we are unable to obtain rights to programming or to pass additional costs on, the potential loss of subscribers and the need to absorb some or all of the additional costs could have a material adverse effect on our earnings or cash flow.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Subscriber service cancellations, or churn, have a significant financial impact on the results of operations of any subscription television provider, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention

DIRECTV

costs for our existing subscribers or increased programming costs may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our costs or service quality or that could result in higher prices for our subscribers could cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

Our subscriber acquisition costs could materially increase.

        We incur costs for subscribers acquired by us and through third parties. These costs are known as subscriber acquisition costs. For instance, we provide installation incentives to our retailers to offer standard professional installation as part of the subscriber's purchase or lease of a DIRECTV System. Our subscriber acquisition costs may materially increase if we offer more costly advanced equipment or services, including connecting our receivers to the customers' broadband service, continue or expand current sales promotion activities or introduce more aggressive promotions. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Results are impacted by the effect of, and changes in, economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who in turn spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate, subscriber growth could decline and churn could increase which would have a material adverse effect on our earnings and financial performance.

DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political instability, economic instability, and foreign currency exchange rate volatility.

        All of DIRECTV Latin America's operating companies are located outside the continental United States. DIRECTV Latin America operates and has subscribers located throughout Latin America and the Caribbean, which makes it vulnerable to risks of conducting business in foreign markets, including:

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

  •
  government mandated price controls.

        In the past, the countries that constitute some of DIRECTV Latin America's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, characterized by exchange rate instability, high inflation, high interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability. If these economic conditions recur, they could substantially reduce the

DIRECTV

purchasing power of the population in our markets, including the middle-markets which we are targeting, and materially adversely affect our business.

        Because DIRECTV Latin America offers premium pay television programming, its business may be particularly vulnerable to economic downturns. DIRECTV Latin America has in the past experienced, and may in the future experience, decreases or instability in consumer demand for its programming and increases in subscriber credit problems. DIRECTV Latin America's inability to adjust its business and operations to address these issues could materially adversely affect its revenues and ability to sustain profitable operations.

Our ability to keep pace with technological developments is uncertain.

        In our industry, changes occur rapidly as new technologies are developed, which could render our services and products obsolete. We may not be able to keep pace with technological developments. If new technologies on which we focus our investments fail to achieve acceptance in the marketplace or our technology does not work and requires significant cost to replace or fix, we could suffer a material adverse effect on our future competitive position, which could cause a reduction in our revenues and earnings. Further, after incurring substantial costs, one or more of the technologies under development by us or any of our strategic partners could become obsolete prior to its introduction.

        Technological innovation depends, to a significant extent, on the work of technically skilled employees. Competition for the services of these employees has been vigorous. We may not be able to continue to attract and retain such employees.

        To access technologies and provide products that are necessary for us to remain competitive, we may make future acquisitions and investments and may enter into strategic partnerships with other companies. Such investments may require a commitment of significant capital and human and other resources. The value of such acquisitions, investments and partnerships and the technology accessed may be highly speculative. Arrangements with third parties can lead to contractual and other disputes and dependence on others for the development and delivery of necessary technology that we may not be able to control or influence. Such relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer. If a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing the intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

        We may not be aware of all intellectual property rights that our services or the products used to transmit or receive our services may potentially infringe. U.S. patent applications are generally confidential until the Patent and Trademark Office issues a patent. Therefore, we cannot evaluate the extent to which our services or the products used to transmit or receive our services may infringe claims contained in pending patent applications. Further, without lengthy litigation, it is often not possible to determine definitively whether a claim of infringement is valid.

        We cannot estimate the extent to which we may be required in the future to obtain intellectual property licenses or the availability and cost of any such licenses. Those costs, and their impact on our earnings, could be material. Damages in patent infringement cases may also include treble damages. If we are required to pay royalties to third parties, these increased costs could materially adversely affect our operating results. We are currently being sued in patent infringement actions related to use of technologies in our DTH business. There can be no assurance that the courts will conclude that our services or the products used to transmit or receive our services do not infringe on the rights of third parties, that we or the manufacturers would be able to obtain licenses from these persons on commercially reasonable terms or, if we were unable to obtain such licenses, that we or the manufacturers would be able to redesign our services or the products used to transmit or receive our services to avoid infringement. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of

DIRECTV

operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position. See "Legal Proceedings-Intellectual Property Litigation" in Part I, Item 3 which is incorporated by reference herein.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including construction delays, unavailability of launch opportunities due to competition for launch slots, weather, general delays when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

Satellites are subject to significant launch and operational risks.

        Satellites are subject to significant operational risks relating to launch and while in orbit. These risks include launch failure, incorrect orbital placement or improper operation. Launch failures result in significant delays in the deployment of satellites because of the need both to construct replacement satellites, which can take up to 36 months, and to obtain other launch opportunities. Any significant delays or failures in successfully launching and deploying our satellites could materially adversely affect our ability to generate revenues. While we have traditionally purchased insurance covering the launch and, in limited cases, operation of our satellites, such policies typically cover the loss of the satellite itself or a portion thereof, and not the business interruption or other associated direct and indirect costs.

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components as well as having backup satellite capacity. However, we cannot assure you that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient.

        Any single anomaly or series of anomalies could materially adversely affect our operations and revenues and our relationships with our subscribers, as well as our ability to attract new subscribers for our services. Anomalies may also reduce the expected useful life of a satellite, creating additional expenses due to the need to provide replacement or backup satellites and potentially reducing revenues if service is interrupted. Finally, the occurrence of anomalies may materially adversely affect our ability to insure our satellites at commercially reasonable premiums, if at all. While some anomalies are currently covered by existing insurance policies, others are not now covered or may not be covered in the future.

        Our ability to earn revenue also depends on the usefulness of our satellites. Each satellite has a limited useful life. A number of factors affect the useful life of a satellite, including, among other things:

  •
  the design;

  •
  the quality of its construction;

  •
  the durability of its component parts;

  •
  the insertion of the satellite into orbit;

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

DIRECTV

useful life of any of our satellites were significantly shorter than 12 years from the date of launch.

        In the event of a failure or loss of any of DIRECTV U.S.' satellites, DIRECTV U.S. may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, DIRECTV U.S.' services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. DIRECTV U.S. is not insured for any resultant lost revenues. The use of backup satellite capacity for DIRECTV U.S. programming may require DIRECTV U.S. to discontinue some programming services due to potentially reduced capacity on the backup satellite. Relocation of a DIRECTV U.S. satellite may not require prior FCC approval if, among other things, the replacement satellite would operate within the authorized or coordinated parameters of the failed or lost satellite. If that is not the case, prior FCC approval would be required. Such FCC approval may not be obtained. DIRECTV U.S. believes we have in-orbit satellite capacity to expeditiously recover transmission of most of our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

        DIRECTV Latin America provides its services in PanAmericana and Brazil using leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Backup satellite capacity is available to serve Sky Brazil and Sky Mexico. In the event of a failure of a satellite used to provide services to Sky Brazil or Sky Mexico, we believe DIRECTV Latin America has sufficient in orbit back-up capacity to recover transmission of most of its programming distributed in those markets. However, in PanAmericana, DIRECTV Latin America has no designated back up satellite capacity for the region and, therefore, programming continuity cannot be assured in the event of a satellite loss.

The loss of a satellite that is not insured could materially adversely affect our earnings.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2011, the net book value of in-orbit satellites was $1,913 million, none of which was insured.

DIRECTV U.S. depends on the Communications Act for access to cable-affiliated programming and changes impacting that access could materially adversely affect us.

        DIRECTV U.S. purchases a substantial percentage of programming from programmers that are affiliated with cable system operators, including key RSNs. Currently, under certain provisions of the Communications Act governing access to programming, cable-affiliated programmers generally must sell and deliver their programming services to all MVPDs on non-discriminatory terms and conditions. The Communications Act and the FCC rules also prohibit certain types of exclusive programming contracts involving programming from cable-affiliated programmers.

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. For example, the Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers will expire in October 2012. Unless the FCC acts to extend those prohibitions, we may be denied access to such programming.

        In addition, certain cable providers have in the past denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high definition feeds of such programming. The cable providers have asserted that they are not required by the Communications Act to provide such programming (or resolution) due to the manner in which that programming is distributed. The FCC adopted rules to close this loophole. However, they require an evidentiary showing by an MVPD seeking access to such programming, and cable operators have vigorously contested such showings proffered by other complainants. If we were not able to make the required evidentiary showing, we could be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers.

        DIRECTV U.S. itself is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV which continue to apply. Those conditions require DIRECTV U.S. to offer national and regional programming services it controls to all MVPDs on

DIRECTV

non-exclusive and non-discriminatory terms and conditions, and prohibits DIRECTV U.S. from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs.

        We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business. You should review the regulatory disclosures under the caption "Item 1—Business—Government Regulation—FCC Regulation Under the Communications Act and Related Acts" which is incorporated here by reference.

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of local and distant broadcast stations pursuant to statutory copyright licenses contained in SHVA, and our carriage of these stations is governed by the FCC and Copyright Office implementing regulations. Any changes to such laws or regulations could limit our ability to deliver local or distant broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the statutory "carry-one, carry-all" requirement and may be reduced depending on the FCC's interpretation of its rules, as well as judicial decisions. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity otherwise for new or additional local or national programming services. In addition, the FCC has issued an increasing obligation for carriage of local digital broadcast transmissions in HD format. We may be unable to comply with this requirement in markets where we currently carry such signals without ceasing HD local service entirely in some markets, and would be precluded from launching additional markets currently planned.

        The FCC has adopted rules requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. The rules for "retransmission consent" negotiations require us to negotiate in good faith with programming providers. Failure to comply with these rules could subject us to administrative sanctions and other penalties. Moreover, the FCC is considering changes to these and other rules related to retransmission consent, which could make negotiations more difficult, increase fees charged for carriage, or result in the increased withholding of broadcast signals.

Satellite programming signals have been stolen and may be stolen, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

        The delivery of subscription programming requires the use of conditional access technology to limit access to programming to only those who are authorized to view it. The conditional access system uses encryption technology to protect the transmitted signal from unauthorized access. It is illegal to create, sell or otherwise distribute software or devices to circumvent that conditional access technology. However, theft of cable and satellite programming has been widely reported, and the access cards used in our conditional access system have been, and could be compromised in the future.

        We have undertaken various initiatives with respect to our conditional access system to further enhance the security of the DIRECTV signal. We provide our subscribers with advanced access cards that we believe significantly enhance the security of our signal. We believe these access cards have not been compromised. However, we cannot guarantee that these advanced access cards will prevent future theft of our satellite programming signals. There can be no assurance that we will succeed in developing the technology we need to effectively restrict or eliminate signal theft. If our current access cards are compromised, our revenue and our ability to contract for programming could be materially adversely affected. In addition, our operating costs could increase if we attempt to implement additional measures to combat signal theft.

The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

        If we do not obtain all requisite U.S. regulatory approvals for the construction, launch and operation of any of our existing or future satellites, for the use of frequencies at the orbital locations planned for these satellites or for the provision of service, or the licenses obtained impose operational restrictions on us, our ability to generate revenue and profits could be materially adversely affected. In addition, under certain circumstances, existing licenses are subject to revocation or modification and upon expiration, extension or renewal may not be granted. If existing licenses are not extended or renewed, or are revoked or materially modified, our ability to generate revenue could be materially adversely affected.

        Other U.S. regulatory risks include:

  •
  the relocation of satellites to different orbital locations if the FCC determines that relocation is in the public interest;

DIRECTV

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

        Moreover, some of our authorizations and future applications may be subject to petitions and oppositions, and there can be no assurance that our authorizations will not be canceled, revoked or modified or that our applications will not be denied. The outcomes of any legislative or regulatory proceedings or their effect on our business cannot be predicted. You should review "Item 1. Business—Government Regulation—FCC Regulation Under the Communications Act and Related Acts," which is incorporated here by reference.

DIRECTV U.S. has significant debt.

        DIRECTV U.S. has debt totaling $13,464 million as of December 31, 2011, which is guaranteed by DIRECTV. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

We may not be able to obtain or retain certain foreign regulatory approvals.

        There can be no assurance that any current regulatory approvals held by us are, or will remain, sufficient in the view of foreign regulatory authorities, or that any additional necessary approvals will be granted on a timely basis or at all, in all jurisdictions in which we operate, or that applicable restrictions in those jurisdictions will not be unduly burdensome. The failure to obtain and maintain the authorizations necessary to operate satellites or provide satellite service internationally could have a material adverse effect on our ability to generate revenue and our overall competitive position.

We have an indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, that could be triggered if parts of the Liberty Transaction or Liberty's 2008 Transaction with News Corporation are treated as a taxable transaction.

        Despite obtaining a private letter ruling from the Internal Revenue Service and an opinion of legal counsel to the effect that parts of the Liberty Transaction qualified as a tax-free distribution for U.S. federal income tax purposes, the continuing validity of such ruling and opinion is subject to the accuracy of factual representations and certain assumptions. Any inaccuracy in such representations could invalidate the ruling, and failure to comply with any undertakings made in connection with such tax opinion could alter the conclusions reached in such opinion. Even if parts of the Liberty Transaction otherwise qualify for tax-free treatment, it would result in a significant U.S. federal income tax liability to Liberty Media if one or more persons acquire a 50% or greater interest in the DIRECTV common stock as part of a plan or series of related transactions that includes the Liberty Transaction. The process for determining whether an acquisition is part of a plan under these rules is complex, inherently factual and subject to interpretation of the facts and circumstances of a particular case. Liberty Media or DIRECTV might inadvertently cause or permit a prohibited change in the ownership of DIRECTV to occur, thereby triggering a tax liability to Liberty Media.

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

        Under a Tax Sharing Agreement between Liberty Media and DIRECTV, in certain circumstances DIRECTV is obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the

DIRECTV

Liberty Transaction to be tax-free transactions and from any losses resulting from Liberty Media's indemnity obligations to News Corporation under the tax matters agreement between News Corporation and Liberty Media. If DIRECTV is required to indemnify Liberty Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount or subject to any cap. In such a circumstance, we may be required to make payments or dividends to satisfy such liabilities that could either breach covenants in our credit facilities and bond indentures or require additional or accelerated payments, which could materially adversely affect our financial position and short term operating results.

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

        Because network and information systems and other technologies are critical to our operating activities, network or information system shutdowns caused by events such as computer hacking on our network or our DIRECTV.com website, dissemination of computer viruses, worms and other destructive or disruptive software, and other malicious activity including industrial espionage and malicious social engineering, as well as power outages, natural disasters such as earthquakes, terrorist attacks and similar events, pose significant risks. Due to the fast-moving pace of technological advancements, it may be difficult to detect, contain and remediate every such event. Such an event could have an adverse impact on our operations, including service disruption, degradation of service, excessive call volume to call centers and damage to our broadcast centers, other properties, equipment and data. Such an event also could result in large expenditures necessary to repair or replace such networks or information systems or to protect them from similar events in the future. Third parties may also experience errors or disruptions that could adversely impact our business operations and over which we have limited control. Significant incidents could result in a disruption of our operations, customer dissatisfaction, or a loss of customers or revenues. The amount and scope of insurance we maintain against losses resulting from these events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result. Furthermore, our operating activities could be subject to risks caused by misappropriation, misuse, leakage, falsification and accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data. We could be exposed to significant costs if such risks were to materialize, and such events could damage our reputation and credibility and have a negative impact on our revenues. We also could be required to expend significant capital and other resources to remedy any such security breach. As a result of the increasing awareness concerning the importance of safeguarding personal information, the potential misuse of such information and legislation that has been adopted or is being considered regarding the protection, privacy and security of personal information, the liability associated with information-related risks is increasing, particularly for businesses like ours that handle a large amount of personal customer data. The occurrence of any such network or information systems related events or security breaches could have a material adverse effect on our business and results of operations.

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

DIRECTV

Our strategic initiatives may not be successfully implemented, may not elicit the expected customer response in the market and may result in competitive reactions.

        The Company has identified a number of strategic initiatives that it intends to pursue which are discussed in more detail in the "Business Strategy" section beginning in Part I, Item 1 of this Annual Report. The successful implementation of those strategic initiatives requires an investment of time, talent and money and is dependent upon a number of factors some of which are not within our control. Those factors include the ability to execute such initiatives in the market, the response of existing and potential new customers, and the reaction of competitors. If we fail to properly execute or deliver products or services that do not address customers' expectations, it may have an adverse effect on our ability to retain and attract customers and may increase our costs and reduce our revenues. Similarly, competitive reaction to our initiatives or advancements in technology or competitive products or services could impair our ability to execute or could limit the effectiveness of those strategic initiatives. There can be no assurance that we will successfully implement these strategic initiatives or that, if successfully pursued, they will have the desired result on our business or results of operations.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2011, we had approximately 240 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices: two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 10 administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2011 or subsequent thereto, but before the filing of the report, are summarized below:

        Liberty Media Corporation Litigation.    As previously reported, a purported class action complaint was filed on February 9, 2010 and amended on April 23, 2010 in Delaware Chancery Court against certain past and present directors of Liberty Media Corporation alleging, among other things, that the defendants breached their fiduciary duties as Liberty board members in connection with the business terms and approval process by Liberty stockholders of the merger of Liberty Entertainment, Inc. with a subsidiary of DIRECTV as part of the Liberty Transaction. The plaintiff purports to represent approximately 85 former Liberty Media Corporation stockholders (other than the defendants) that allegedly held approximately 1.8 million Liberty Media Corporation shares prior to the consummation of the Liberty Transaction. The complaint alleges, among other things, that John Malone and certain other Liberty Media Corporation stockholders received disparate allocation of consideration in the Liberty Transaction. The complaint seeks equitable reallocation and disgorgement of the improper consideration received by the defendants and other relief. The defendants have requested indemnification and have tendered defense of this litigation to DIRECTV pursuant to agreements executed as part of the Liberty Transaction and DIRECTV has elected to take control of the defense. After extensive discovery, the parties conducted mediation on January 11, 2012. The mediation resulted in a tentative settlement, including payment to plaintiffs of $10 million, substantially all of which will be paid by insurance, subject to entering into a settlement agreement and court approval.

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    In December, 2000, Pegasus Development Corporation, or Pegasus, and Personalized Media Communications L.L.C., or PMC, filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc., and Philips Electronics North America Corporation. The suit alleged infringement of certain claims of seven United States patents and sought an injunction and a monetary award including damages for infringement, interest, costs, and attorney's fees. In May, 2003, the suit was stayed pending reexamination by the United States Patent and Trademark Office of certain claims of the asserted

DIRECTV

patents. The stay was lifted in November, 2011, and trial is presently scheduled for November, 2013. The suit now involves claims of four of the seven patents originally asserted, all of which have expired, and the validity and infringement of which are disputed by DIRECTV.

        Other Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending, some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Our motions to compel arbitration have been granted in all of the federal cases, except as to claims seeking injunctive relief under California statutes. The denial of our motion as to those claims is currently on appeal. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the FTC on issues similar to those recently resolved with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

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

        (b)   No previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2011.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

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

2011	High	Low
Fourth Quarter	$48.60	$39.82
Third Quarter	53.40	40.22
Second Quarter	51.23	45.52
First Quarter	47.40	40.20

2010	High	Low
Fourth Quarter	$44.61	$39.12
Third Quarter	42.61	33.25
Second Quarter	39.87	33.87
First Quarter	35.18	29.83

        As of the close of business on February 17, 2012, there were 69,818 holders of record of our Class A common stock. Our Class B common stock is not registered and there were no shares outstanding as of December 31, 2011.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2011.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 3, 2012.

Share Repurchase Programs

        During 2011, our Board of Directors approved a share repurchase plan of our DIRECTV Class A common stock of up to $6 billion. During the first quarter of 2012, our Board of Directors authorized repurchases of up to an additional $6 billion of DIRECTV Class A common stock. The authorizations allow us to repurchase our Class A common stock from time to time through open market purchases and negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made on the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        All purchases were made in accordance with Rule 10b-18 of Securities Exchange Act of 1934. A summary of the repurchase activity for the three months ended December 31, 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2011	10	$45.22	10	$1,517
November 1 - 30, 2011	8	45.99	8	1,150
December 1 - 31, 2011	6	45.04	6	866

Total	24	45.43	24	866

        For additional information regarding our share repurchases see Note 14 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

***

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended and As of December 31,
	2011	2010	2009	2008	2007
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$27,226	$24,102	$21,565	$19,693	$17,246
Total operating costs and expenses	22,597	20,206	18,892	16,998	14,760

Operating profit	$4,629	$3,896	$2,673	$2,695	$2,486

Income from continuing operations attributable to DIRECTV	$2,609	$2,198	$942	$1,515	$1,434

Basic earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009 and the years ended December 31, 2008 and 2007):

Income from continuing operations	$3.49	$2.31	$0.96	$1.36	$1.20

Diluted earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009 and the years ended December 31, 2008 and 2007):

Income from continuing operations	$3.47	$2.30	$0.95	$1.36	$1.20

Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010:

Income (loss) from continuing operations, net of taxes	$—	$8.44	$(0.02)	$—	$—
Weighted average number of Class A common shares outstanding (in millions)
Basic	747	870	982	1,110	1,195
Diluted	752	876	989	1,114	1,202
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions)
Basic	—	22	22	—	—
Diluted	—	22	22	—	—
Weighted average number of total common shares outstanding (in millions):
Basic	747	880	985	1,110	1,195
Diluted	752	886	992	1,114	1,202

	2011	2010	2009	2008	2007
Consolidated Balance Sheets Data:
Total assets	$18,423	$17,909	$18,260	$16,539	$15,063
Obligations under capital leases	545	580	586	584	57
Long-term debt	13,464	10,472	6,500	5,725	3,347
Total stockholders' equity (deficit)	(3,107)	(194)	2,911	4,631	6,013

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding significant transactions during each of the three years in the period ended December 31, 2011.

***

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2012 financial results, liquidity and capital resources.

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

  •
  Significant Events Affecting the Comparability of the Results of Operations

  •
  Executive Overview and Outlook

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Off-Balance Sheet Arrangements

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes and New Accounting Pronouncements

  •
  Key Terminology

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$27,226	$24,102	$21,565
Total operating costs and expenses	22,597	20,206	18,892

Operating profit	4,629	3,896	2,673
Interest income	34	39	41
Interest expense	(763)	(557)	(423)
Liberty transaction and related gains (charges)	—	67	(491)
Other, net	84	69	34

Income before income taxes	3,984	3,514	1,834
Income tax expense	(1,348)	(1,202)	(827)

Net income	2,636	2,312	1,007
Less: Net income attributable to noncontrolling interest	(27)	(114)	(65)

Net income attributable to DIRECTV	$2,609	$2,198	$942

Net income attributable to common stockholders:
Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009)	$2,609	$2,014	$942
Net income attributable to DIRECTV Class B common stockholders, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010	—	184	—

Net income	$2,609	$2,198	$942

Basic earnings attributable to DIRECTV Class A common stockholders per common share	$3.49	$2.31	$0.96
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	$3.47	$2.30	$0.95
Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, including $160 million exchange inducement value for the Malone Transaction in 2010	$—	$8.44	$(0.02)

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	December 31,
	2011	2010
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$873	$1,502
Total current assets	4,241	4,253
Total assets	18,423	17,909
Total current liabilities	4,743	4,450
Long-term debt	13,464	10,472
Redeemable noncontrolling interest	265	224
Total stockholders' deficit	(3,107)	(194)

Reference should be made to the notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$4,629	$3,896	$2,673
Add: Depreciation and amortization expense	2,349	2,482	2,640

Operating profit before depreciation and amortization	$6,978	$6,378	$5,313

Operating profit before depreciation and amortization margin	25.6%	26.5%	24.6%
Cash flow information
Net cash provided by operating activities	$5,185	$5,206	$4,431
Net cash used in investing activities	(3,022)	(3,099)	(2,194)
Net cash used in financing activities	(2,792)	(3,210)	(1,637)
Free cash flow (2)
Net cash provided by operating activities	$5,185	$5,206	$4,431
Less: Cash paid for property and equipment	(2,924)	(2,303)	(2,012)
Less: Cash paid for satellites	(246)	(113)	(59)

Free cash flow	$2,015	$2,790	$2,360

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

Selected Segment Data

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
DIRECTV U.S.
Revenues	$21,872	$20,268	$18,671

% of total revenues	80.3%	84.1%	86.6%
Operating profit	$3,702	$3,290	$2,410
Add: Depreciation and amortization expense	1,587	1,926	2,275

Operating profit before depreciation and amortization	$5,289	$5,216	$4,685

Operating profit margin	16.9%	16.2%	12.9%
Operating profit before depreciation and amortization margin	24.2%	25.7%	25.1%
Segment assets	$11,796	$11,400	$12,408
Capital expenditures	1,736	1,557	1,485
DIRECTV Latin America
Revenues	$5,096	$3,597	$2,878

% of total revenues	18.7%	14.9%	13.3%
Operating profit	$916	$623	$331
Add: Depreciation and amortization expense	747	541	366

Operating profit before depreciation and amortization	$1,663	$1,164	$697

Operating profit margin	18.0%	17.3%	11.5%
Operating profit before depreciation and amortization margin	32.6%	32.4%	24.2%
Segment assets	$5,264	$4,696	$3,772
Capital expenditures	1,428	857	584
Sports Networks, Eliminations and Other
Revenues	$258	$237	$16

% of total revenues	0.9%	1.0%	0.1%
Operating profit (loss)	$11	$(17)	$(68)
Add: Depreciation and amortization expense	15	15	(1)

Operating profit (loss) before depreciation and amortization	$26	$(2)	$(69)

Segment assets	$1,363	$1,813	$2,080
Capital expenditures	6	2	2
Total
Revenues	$27,226	$24,102	$21,565

Operating profit	$4,629	$3,896	$2,673
Add: Depreciation and amortization expense	2,349	2,482	2,640

Operating profit before depreciation and amortization	$6,978	$6,378	$5,313

Operating profit margin	17.0%	16.2%	12.4%
Operating profit before depreciation and amortization margin	25.6%	26.5%	24.6%
Total assets	$18,423	$17,909	$18,260
Capital expenditures	3,170	2,416	2,071

DIRECTV

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years, as previously estimated. We will continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations for the year ended December 31, 2011 as follows:

(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(141)
Net income attributable to DIRECTV	86
Basic earnings attributable to DIRECTV Class A stockholders per common share	$0.12
Diluted earnings attributable to DIRECTV Class A stockholders per common share	$0.11

Divestitures

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a $37 million gain ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations.

        In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, or $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. For additional information regarding the GSN sale, refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

Malone Transaction

        In April 2010, we entered into an agreement with Dr. John C. Malone and his family, or the Malones, under which they exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which were all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24% to approximately 3% on June 16, 2010.

        We accounted for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. As a result of this transaction, diluted earnings per DIRECTV Class A common stock in the Consolidated Statements of Operations was reduced by $0.18 for the year ended December 31, 2010. See Note 14 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report for additional information.

Acquisitions

        Globo Transaction.    In connection with our acquisition of Sky Brazil in 2006, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178.8 million shares representing approximately 19% of the ownership interests in Sky Brazil. During the fourth quarter of 2010, we paid cash for the approximate 19% ownership interest, which was recorded as a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheets. We and our subsidiaries now own approximately 93% of Sky Brazil and Globo retains the right to sell its remaining

DIRECTV

7% interest to us at fair value until January 2014 as discussed in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

        Liberty Transaction.    On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. As a result of the Liberty Transaction, DIRECTV Group and LEI became wholly-owned subsidiaries of DIRECTV. LEI consisted of the following: Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness comprised of a credit facility with a principal balance of $1,878 million, which we refer to as the Collar Loan, and a series of related equity collars. The assets, liabilities and results of operations of LEI have been consolidated beginning on the acquisition date, November 19, 2009.

        As a result of the Liberty Transaction we paid $97 million of cash which is net of cash acquired at LEI and the regional sports networks. We also recorded a $491 million charge to "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the year ended December 31, 2009 related to a premium paid to LEI stockholders to complete the merger in the form of an equity interest that exceeded the fair value of net assets acquired by DIRECTV; general and administrative costs incurred to complete the transaction and net losses recorded for the partial settlement of the equity collars and stock options and stock appreciation rights held by Liberty employees subsequent to the acquisition date, and adjustments of the equity collars and stock options and stock appreciation rights. We recorded a $67 million net gain in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the final settlement of the equity collars during 2010.

        During 2010, we repaid $1,537 million, including $1,202 million of remaining principal payments and $335 million to settle the equity collars. During 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars.

        See Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

Financing Transactions

        In 2011, DIRECTV U.S. issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount. Also in 2011, DIRECTV U.S. purchased and redeemed its then outstanding $1,002 million of 6.375% senior notes, resulting in a pre-tax charge of $25 million, $16 million after tax, primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

DIRECTV

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May, 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge in 2010 and a $213 million charge in 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and we therefore realized no charges for the repatriation of cash in 2011. Our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated cash of $401 million at December 31, 2011, as compared to $169 million at December 31, 2010, based on the official exchange rate.

        See "Liquidity and Capital Resources" below for additional information.

Other Than Temporary Impairment

        In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments in "Other, net" in the Consolidated Statements of Operations.

Share Repurchase Program

        Since 2006 our Board of Directors approved multiple authorizations for the repurchase of our common stock. As of December 31, 2011, we had approximately $866 million remaining under the authorization given by the Board of Directors in 2011. In February 2012 our Board of Directors authorized up to an additional $6 billion for repurchases of our common stock. The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2011	2010	2009
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,455	$5,179	$1,696
Average price per share	45.78	38.20	23.79
Number of shares repurchased and retired	119	136	71

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States and other countries in which we operate are continuing to undergo a period of economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. Please refer to "Risk Factors" in Item 1A for a further discussion of risks which may affect forecasted results of our business generally.

        DIRECTV U.S.    DIRECTV U.S. faces key challenges related to weak macroeconomic conditions that continue to put pressure on the U.S. consumer, the rapid advance of technology that provides consumers with more options both in and out of the home and a maturing industry that is increasingly competitive. In addition, we face challenges as programming content providers seek increased rates for their content. We are pursuing strategic priorities for the DIRECTV U.S. business that we believe will result in an increase in revenue and operating profit before depreciation and amortization growth over the next three years: focusing on enhancing the overall customer experience, strategically managing the impact of rising programming costs to maintain strong margins and continuing to grow three key incremental revenue streams: DIRECTV Cinema, commercial and local advertising.

        Our revenue growth in DIRECTV U.S. has been generated by increases in the total number of subscribers and in ARPU. In 2012, we expect revenue to grow in the mid-single digit percentage range driven primarily by ARPU growth. ARPU growth is expected to be generated mainly by price increases, as well as growth in advanced product services, pay per view, commercial and advertising sales. We also expect to support ARPU growth by limiting promotional offers.

DIRECTV

        In 2012, we expect operating profit before depreciation and amortization to grow in the mid-single digit percent range. We intend to manage the impact to our margins from higher programming costs by productivity improvements from recent capital projects and by closely managing other costs across the organization, including subscriber services, broadcast operations costs and general and administrative expenses. We also expect aggregate subscriber acquisition costs to be lower in 2012 as a result of lower anticipated gross subscriber additions in 2012 as compared to 2011.

        We expect capital expenditures in 2012 to be relatively flat with 2011 levels as the lower capital expenditures associated with anticipated lower gross additions is expected to be offset by increased capital expenditures for DIRECTV U.S.' satellites, D14 and D15.

        DIRECTV Latin America.    In Latin America, pay TV penetration and relatively favorable macroeconomic and demographic trends continue to provide a substantial opportunity for growth. In 2012, we intend to profitably increase market share in the region. In particular, we will continue to strengthen our leadership position in the higher end markets with a focus on our superior HD and DVR products. In addition, we plan to further penetrate the rapidly growing middle market by continuing to offer attractive lower priced post-paid packages and pre-paid services throughout the region.

        In 2012, we expect subscriber and revenue growth of approximately 20% and operating profit before amortization and depreciation percentage growth in the mid to upper teens. We also expect capital expenditures to increase approximately 10% driven by subscriber growth, investments in upgrading DIRECTV Latin America's infrastructure, including satellites, as well as strategic initiatives.

        DIRECTV Consolidated.    We expect diluted earnings per common share to grow well over $4 per share in 2012 resulting from higher operating profit before depreciation and amortization coupled with a continued decline in weighted average common shares outstanding resulting from our share repurchase program, partially offset by increased interest and income tax expenses.

        At the consolidated DIRECTV level, we anticipate free cash flow, or cash provided by operating activities less capital expenditures, to be relatively flat compared to 2011 as the anticipated growth in operating profit before depreciation and amortization is expected to be offset by higher cash paid for taxes and interest. We believe that cash paid for taxes will be higher in 2012 as a result of an increase in earnings before taxes coupled with an increase in our cash tax rate in the 30% range as a result of the reversal of accelerated depreciation benefits associated with the prior year economic stimulus programs.

RESULTS OF OPERATIONS

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$21,872	$20,268	$1,604	7.9%
DIRECTV Latin America	5,096	3,597	1,499	41.7%
Sports Networks, Eliminations and Other	258	237	21	8.9%

Total Revenues	$27,226	$24,102	$3,124	13.0%

        The increase in our total revenues was due to subscriber growth and higher ARPU at our DIRECTV Latin America and DIRECTV U.S businesses.

DIRECTV

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,289	$5,216	$73	1.4%
DIRECTV Latin America	1,663	1,164	499	42.9%
Sports Networks, Eliminations and Other	26	(2)	28	NM*

Total operating profit before depreciation and amortization	$6,978	$6,378	$600	9.4%

Operating profit before depreciation and amortization margin	25.6%	26.5%	—	—

*
Percentage not meaningful.

        Operating profit before depreciation and amortization increased in 2011 compared to 2010 primarily due to growth at our DIRECTV Latin America business. Operating profit before depreciation and amortization margin decreased in 2011 as compared to 2010 primarily due to higher programming costs at our DIRECTV U.S. business.

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2011	2010	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,702	$3,290	$412	12.5%
DIRECTV Latin America	916	623	293	47.0%
Sports Networks, Eliminations and Other	11	(17)	28	NM

Total operating profit	$4,629	$3,896	$733	18.8%

Operating profit margin	17.0%	16.2%	—	—

        Operating profit and the operating profit margin increased from 2011 as compared to 2010 as the lower operating profit before depreciation and amortization margin discussed above was more than offset by lower depreciation and amortization expense at DIRECTV U.S. due to the change in the estimated depreciable lives of HD set-top receivers at DIRECTV U.S., declining subscriber equipment capitalization and the end of the amortization of a subscriber related intangible asset, partially offset by increased depreciation at DIRECTV Latin America due to increased capitalization of subscriber equipment.

        Interest income.    Interest income was $34 million in 2011 and $39 million in 2010.

        Interest expense.    The increase in interest expense to $763 million in 2011 from $557 million in 2010 was due to an increase in the average debt balances compared to 2010, partially offset by a decrease in weighted average interest rates. We capitalized interest costs of $13 million in 2011 and $6 million in 2010.

        Liberty transaction and related gains (charges).    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

        Other, net.    The significant components of "Other, net" were as follows:

	2011	2010	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$109	$90	$19
Net foreign currency transaction (loss) gain	(50)	11	(61)
Fair-value adjustment loss on non-employee stock options	(4)	(11)	7
Loss on early extinguishment of debt	(25)	(16)	(9)
Net gain from sale of investments	63	6	57
Other	(9)	(11)	2

Total	$84	$69	$15

        The increase in Other, net in 2011 as compared to 2010 is primarily due to gains recognized on the sale of equity method investments and higher earnings in unconsolidated subsidiaries, partially offset by a net foreign currency transaction loss for 2011 compared to a net foreign currency transaction gain in 2010, primarily due to the depreciation of the Brazilian real compared to the U.S. dollar.

        Income tax expense.    We recognized income tax expense of $1,348 million in 2011 and $1,202 million in 2010. The effective tax rate for 2011 was 33.8% compared to 34.2% for 2010. The lower effective tax rate was primarily attributable

DIRECTV

to a benefit recorded for previously unrecognized foreign tax credits and a benefit recorded for domestic production activities deduction in 2011.

        Noncontrolling interests in net earnings of subsidiaries.    We recognized noncontrolling interests in net earnings of subsidiaries of $27 million in 2011 and $114 million in 2010 at Sky Brazil. Noncontrolling interests in net earnings of subsidiaries in 2011 decreased due to the Globo Transaction in the fourth quarter of 2010 which increased our ownership percentage in Sky Brazil and a net tax benefit attributable to the noncontrolling interest resulting from the release of a deferred income tax asset valuation allowance in 2010.

        Earnings Per Share.    Class A common stock earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$3.49	$2.31
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	3.47	2.30
Weighted average number of Class A common shares outstanding
Basic	747	870
Diluted	752	876

        The increases in basic and diluted earnings per share for Class A common stock were due to higher net income attributable to DIRECTV, a reduction in weighted average shares outstanding resulting from our share repurchase program, and the $0.19 reduction to basic and $0.18 reduction to diluted earnings per Class A common share resulting from the Malone Transaction in 2010.

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$21,872	$20,268	$1,604	7.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	9,799	8,699	1,100	12.6%
Subscriber service expenses	1,435	1,340	95	7.1%
Broadcast operations expenses	300	273	27	9.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,794	2,631	163	6.2%
Upgrade and retention costs	1,209	1,106	103	9.3%
General and administrative expenses	1,046	1,003	43	4.3%
Depreciation and amortization expense	1,587	1,926	(339)	(17.6)%

Total operating costs and expenses	18,170	16,978	1,192	7.0%

Operating profit	$3,702	$3,290	$412	12.5%

Operating profit margin	16.9%	16.2%	—	—
Other data:
Operating profit before depreciation and amortization	$5,289	$5,216	$73	1.4%
Operating profit before depreciation and amortization margin	24.2%	25.7%	—	—
Total number of subscribers (in thousands)	19,885	19,223	662	3.4%
ARPU	$93.27	$89.71	$3.56	4.0%
Average monthly subscriber churn %	1.56%	1.53%	—	2.0%
Gross subscriber additions (in thousands)	4,316	4,124	192	4.7%
Subscriber disconnections (in thousands)	3,654	3,461	193	5.6%
Net subscriber additions (in thousands)	662	663	(1)	(0.2)%
Average subscriber acquisition costs—per subscriber (SAC)	$813	$796	$17	2.1%
Capitalized subscriber leased equipment:
Subscriber leased equipment—subscriber acquisitions	$713	$651	$62	9.5%
Subscriber leased equipment—upgrade and retention	315	316	(1)	(0.3)%

Total subscriber leased equipment capitalized	$1,028	$967	$61	6.3%

Depreciation expense—subscriber leased equipment	$903	$1,145	$(242)	(21.1)%

        Subscribers.    In 2011, net subscriber additions were relatively unchanged as higher gross additions mainly resulting from improved customer offers were offset

DIRECTV

by an increase in the monthly churn rate, which resulted primarily from a more competitive environment.

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher set-top receiver lease fees, higher advanced service fees, higher premium channel buy rates and an increase in NFL SUNDAY TICKET revenues, partially offset by higher promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization was higher in 2011 as compared to 2010 as increased revenues were partially offset by higher broadcasting programming costs, increased subscriber acquisition costs and higher upgrade and retention costs. Operating profit before depreciation and amortization margin decreased in 2011 as compared to 2010 as the revenue growth was more than offset by higher relative growth in broadcast programming and other costs.

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

        Subscriber acquisition costs and SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to higher subscriber demand for advanced products, as well as higher gross additions and increased dealer commissions, partially offset by lower marketing costs.

        Upgrade and retention costs increased in 2011 due to a higher installation costs associated with higher advanced equipment upgrades.

        General and administrative expenses increased in 2011 primarily due to increased labor and benefit costs related to higher incentive compensation and increased headcount, as well as higher bad debt expense associated with higher revenue, partially offset by a decrease in property tax expenses.

        Operating profit.    Operating profit and operating profit margin increased in 2011 as compared to 2010 due to lower depreciation and amortization expense in 2011 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, lower depreciation expense associated with a reduction in capitalized set-top receivers over the last several years and the completion of the amortization of a subscriber-related intangible asset, partially offset by lower operating profit before depreciation and amortization margin.

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,096	$3,597	$1,499	41.7%
Operating profit before depreciation and amortization	1,663	1,164	499	42.9%
Operating profit before depreciation and amortization margin	32.6%	32.4%	—	—
Operating profit	916	623	293	47.0%
Operating profit margin	18.0%	17.3%	—	—
Other data:
ARPU	$62.64	$57.95	$4.69	8.1%
Average monthly total subscriber churn %	1.78%	1.77%	—	0.6%
Average monthly post paid subscriber churn %	1.42%	1.47%	—	(3.4)%
Total number of subscribers (in thousands) (1)	7,871	5,808	2,063	35.5%
Gross subscriber additions (in thousands)	3,510	2,318	1,192	51.4%
Net subscriber additions (in thousands)	2,063	1,220	843	69.1%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products, primarily in Brazil, as well as increased gross subscriber additions in Argentina. Net subscriber additions increased in 2011 due to the higher gross subscriber additions and lower post paid churn in Venezuela and Brazil compared to 2010.

        Revenues.    Revenues increased due to strong subscriber and ARPU growth across the region, particularly in Brazil. ARPU increased primarily due to price

DIRECTV

increases and higher penetration of advanced products across the region, as well as favorable exchange rates in Brazil.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2011 as compared to 2010, primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions, higher general and administrative costs as well as higher upgrade and retention costs resulting from the increased demand for advanced products.

        Operating profit.    Operating profit increased in 2011 as compared to 2010, primarily due to higher operating profit before depreciation and amortization, discussed above, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized due to the higher gross subscriber additions attained over the last year.

Sports Networks, Eliminations and Other

        Operating profit from Sports Networks, Elimination and Other increased to $11 million in 2011 from a $17 million operating loss in 2010.

Year Ended December 31, 2010 Compared with the Year Ended December 31, 2009

Consolidated Results of Operations

        We discuss changes for each of our segments in more detail below.

        Revenues.    The following table presents our revenues by segment:

Revenues by segment:			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$20,268	$18,671	$1,597	8.6%
DIRECTV Latin America	3,597	2,878	719	25.0%
Sports Networks, Eliminations and Other	237	16	221	NM

Total Revenues	$24,102	$21,565	$2,537	11.8%

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

        Operating profit before depreciation and amortization.    The following table presents our operating profit (loss) before depreciation and amortization by segment:

Operating profit (loss) before depreciation and amortization by segment:
			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$5,216	$4,685	$531	11.3%
DIRECTV Latin America	1,164	697	467	67.0%
Sports Networks, Eliminations and Other	(2)	(69)	67	NM

Total operating profit before depreciation and amortization	$6,378	$5,313	$1,065	20.0%

Operating profit before depreciation and amortization margin	26.5%	24.6%	—	—

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

DIRECTV

        Operating profit.    The following table presents our operating profit (loss) by segment:

Operating profit (loss) by segment:			Change
	2010	2009	$	%
	(Dollars in Millions)
DIRECTV U.S.	$3,290	$2,410	$880	36.5%
DIRECTV Latin America	623	331	292	88.2%
Sports Networks, Eliminations and Other	(17)	(68)	51	NM

Total operating profit	$3,896	$2,673	$1,223	45.8%

Operating profit margin	16.2%	12.4%	—	—

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

        Liberty transaction and related gains (charges).    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction. In 2009 we incurred $491 million in costs related to the Liberty Transaction, which is comprised of a $337 million premium paid to LEI stockholders, $111 million in net losses for the partial settlement and fair-value adjustments related to the equity collars and non-employee stock options and stock appreciation rights and $43 million of charges for transaction related costs.

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

        Noncontrolling interests in net earnings of subsidiaries.    We recognized noncontrolling interest in net earnings of subsidiaries of $114 million in 2010 and $65 million in 2009 at Sky Brazil. Noncontrolling interest in net earnings of subsidiaries in 2010 increased due to higher net income at Sky Brazil and a net tax benefit attributable to the noncontrolling interest resulting from the release of a deferred income tax asset valuation allowance.

DIRECTV

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

DIRECTV U.S. Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$20,268	$18,671	$1,597	8.6%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,699	8,027	672	8.4%
Subscriber service expenses	1,340	1,268	72	5.7%
Broadcast operations expenses	273	274	(1)	(0.4)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,631	2,478	153	6.2%
Upgrade and retention costs	1,106	1,045	61	5.8%
General and administrative expenses	1,003	894	109	12.2%
Depreciation and amortization expense	$1,926	$2,275	$(349)	(15.3)%

Total operating costs and expenses	16,978	16,261	717	4.4%

Operating profit	$3,290	$2,410	$880	36.5%

Operating profit margin	16.2%	12.9%	—	—
Other data:
Operating profit before depreciation and amortization	$5,216	$4,685	$531	11.3%
Operating profit before depreciation and amortization margin	25.7%	25.1%	—	—
Total number of subscribers (in thousands)	19,223	18,560	663	3.6%
ARPU	$89.71	$85.48	$4.23	4.9%
Average monthly subscriber churn %	1.53%	1.53%	—	—%
Gross subscriber additions (in thousands)	4,124	4,273	(149)	(3.5)%
Subscriber disconnections (in thousands)	3,461	3,334	127	3.8%
Net subscriber additions (in thousands)	663	939	(276)	(29.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$796	$712	$84	11.8%
Capitalized subscriber leased equipment:
Subscriber leased equipment—subscriber acquisitions	$651	$564	$87	15.4%
Subscriber leased equipment—upgrade and retention	316	419	(103)	(24.6)%

Total subscriber leased equipment capitalized	$967	$983	$(16)	(1.6)%

Depreciation expense—subscriber leased equipment	$1,145	$1,333	$(188)	(14.1)%

        Subscribers.    In 2010, gross subscriber additions decreased primarily due to the impact of the transition to digital broadcast in 2009 and lower additions from our

DIRECTV

regional telco partners as a result of a more challenging competitive environment. Net subscriber additions decreased from 2009 due to the decrease in gross additions and higher subscriber disconnections associated with the larger subscriber base. Average monthly subscriber churn remained unchanged from 1.53% in 2009.

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

DIRECTV Latin America Segment

        The following table provides operating results and a summary of key subscriber data for the DIRECTV Latin America segment:

			Change
	2010	2009	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,597	$2,878	$719	25.0%
Operating profit before depreciation and amortization	1,164	697	467	67.0%
Operating profit before depreciation and amortization margin	32.4%	24.2%	—	—
Operating profit	623	331	292	88.2%
Operating profit margin	17.3%	11.5%	—	—
Other data:
ARPU	$57.95	$57.12	$0.83	1.5%
Average monthly total subscriber churn %	1.77%	1.75%	—	1.1%
Average monthly post paid subscriber churn %	1.47%	1.55%	—	(5.2)%
Total number of subscribers (in thousands) (1)	5,808	4,588	1,220	26.6%
Gross subscriber additions (in thousands)	2,318	1,575	743	47.2%
Net subscriber additions (in thousands)	1,220	692	528	76.3%

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

DIRECTV

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

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. Additionally, in February 2011, DIRECTV U.S. entered into a new $2 billion revolving credit facility, which is available until 2016. In January 2012, we borrowed $400 million under the revolving credit facility. We may borrow additional funds under this facility to fund share repurchases or to fund strategic investment opportunities should they arise.

        At December 31, 2011, our cash and cash equivalents totaled $873 million compared with $1.5 billion at December 31, 2010.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.89 at December 31, 2011 and 0.96 at December 31, 2010. Working capital decreased by $305 million to a $502 million deficit at December 31, 2011 from a deficit of $197 million at December 31, 2010. The decrease during the year was mostly due to the decrease in our cash and cash equivalents resulting from our share repurchase program and an increase in cash paid for property, equipment and satellites, as well as an increase in accounts payable, primarily due to amounts payable to our programmers. These decreases in working capital were partially offset by an increase in accounts receivable and an increase in prepaid expenses.

Summary Cash Flow Information

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Net cash provided by operating activities	$5,185	$5,206	$4,431
Net cash used in investing activities	(3,022)	(3,099)	(2,194)
Net cash used in financing activities	(2,792)	(3,210)	(1,637)
Free cash flow:
Net cash provided by operating activities	$5,185	$5,206	$4,431
Less: Cash paid for property, equipment and satellites	(3,170)	(2,416)	(2,071)

Free cash flow	$2,015	$2,790	$2,360

Cash Flows Provided By Operating Activities

        Net cash provided by operating activities in 2011 and 2010 were relatively flat as higher operating profit before depreciation and amortization was more than offset by increased cash paid for interest and taxes and the decrease in working capital discussed above. The increases in net cash provided by operating activities in 2010 and 2009 were primarily due to our higher operating profit before depreciation and amortization, which resulted from the higher gross profit generated from an increase in revenues. Cash paid for income taxes was $1,042 million in 2011, $705 million in 2010 and $484 million in 2009. The increase in cash paid for income taxes in 2011 resulted mainly from increased income before income taxes as well as the utilization of tax credit carryforwards in 2010. The increase in cash paid for income taxes in 2010 resulted mainly from increased income from income before income taxes and prior year tax credits taken in 2009. Cash paid for interest was $687 million in 2011, $460 million in 2010 and $412 million in

DIRECTV

2009. The increase in cash paid for interest is due to the increase in our average debt outstanding.

Cash Flows Used In Investing Activities

        From 2010 to 2011, capital expenditures for set-top receivers at DIRECTV U.S. increased primarily due to an increase in gross subscriber additions. From 2009 to 2010, capital expenditures for set-top receivers at DIRECTV U.S. remained relatively consistent. From 2009 to 2011, we have continued to control capital expenditures by being able to lower average costs to produce set-top receivers and by refurbishing previously used set-top receivers.

        During 2009, 2010 and 2011, DIRECTV U.S. was in the process of constructing three satellites. One of these satellites has been completed and placed into service. We expect to place the other two satellites in service in the 2014.

        Capital expenditures in Latin America for set-top receivers provided to subscribers increased during 2009, 2010 and 2011. Part of our business strategy in Latin America is to increase advanced product and multi-box installations; therefore, our capital expenditures in Latin America are expected to continue to increase.

        During 2011, DIRECTV Latin America entered into a contract to lease two satellites for PanAmericana, ISDLA 1 and 2, which are expected to be launched in 2014 and 2015. As a part of the lease agreement, we are required to make prepayments prior to the launch and commencement of the lease term. Payments related to the lease agreement totaled $104 million for 2011, and are included in "Cash paid for satellites" in the Consolidated Statements of Cash Flows. This transaction is described in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

        Additionally, in 2010, we paid $617 million for investments in companies, net of cash acquired, primarily for the purchase of an approximate 19% interest in Sky Brazil held by Globo. We paid $11 million in 2011 and $37 million in 2009 for investments, net of cash acquired, in various other companies and $97 million, net of cash acquired, as part of the Liberty Transaction in 2009. These transactions are described in Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future.

Cash Flows Used in Financing Activities

        Under stock repurchase plans approved by our Board of Directors, we completed the repurchase of our Class A common stock as follows: $5,496 million in 2011, $5,111 million in 2010, $1,696 million during 2009. In the first quarter of 2012, we announced a new repurchase program authorization of an additional $6 billion. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings.

        During 2011, we had $3,990 million of net cash proceeds from the issuance of senior notes. We also repaid $1,000 million of our long-term debt during 2011. During 2010, we had $5,978 million of net cash proceeds from the issuance of senior notes. We also repaid $2,323 million of our long-term debt, and paid $1,537 million to settle the debt and related equity collars assumed as part of the Liberty Transaction. During 2009, we had $1,990 million of net cash proceeds from the issuance of senior notes. We also repaid $1,018 million of our long-term debt, and paid $751 million to settle a portion of the debt and related equity collars assumed as part of the Liberty Transaction.

        We anticipate additional borrowings in the future in order to maintain our target of outstanding long-term debt of 2.5 times our operating profit before depreciation and amortization of DIRECTV on a consolidated basis; however, we will evaluate our optimal leverage target on an ongoing basis.

Free Cash Flow

        Free cash flow decreased in 2011 as compared to 2010 due to an an increase in capital expenditures and relatively flat net cash provided by operating activities described above. The increase in capital expenditures resulted primarily from an increase in subscriber leased equipment, satellite and other infrastructure primarily at DIRECTV Latin America.

Debt

        At December 31, 2011, we had $13,464 million in total outstanding borrowings, bearing a weighted average interest rate of 5.2%. Our outstanding

DIRECTV

borrowings consist of notes payable issued by DIRECTV U.S. as more fully described in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $3,750 million in 2016 and $7,550 million thereafter.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended. On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

        As a result of the guarantees, holders of the senior notes have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our direct-to-home digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries and DIRECTV Sports Networks LLC and its subsidiaries which are comprised primarily of three regional sports television networks based in Seattle, Washington; Denver, Colorado; and Pittsburgh, Pennsylvania. However, the subsidiaries that own and operate the DIRECTV Latin America and DIRECTV Sports Networks operating segments have not guaranteed the senior notes.

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV will not be subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the senior notes.

Revolving Credit Facility

        In February 2011, DIRECTV U.S.' $500 million, six-year senior secured credit facility was terminated and replaced with a new five-year, $2.0 billion revolving credit facility. We pay a commitment fee of 0.30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or, at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis. In January 2012, we borrowed $400 million under our revolving credit facility.

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. As of December 31, 2011, DIRECTV U.S. management believes they are in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

DIRECTV

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

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge in 2010, and a $213 million charge in 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized no charges for the repatriation of cash in 2011. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar fuerte, we may recognize a charge to earnings based on the amount of bolivar fuerte denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of December 31, 2011, our Venezuelan subsidiary had net Venezuelan bolivar fuerte denominated monetary assets of $285 million, including cash of $401 million as of December 31, 2011.

        Income taxes.    During 2010, we entered into an agreement with a former owner to settle certain tax contingencies. As a result of this settlement we recorded a benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010. We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits could decrease by up to approximately $180 million during the next twelve months.

        Globo.    As discussed in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, Globo has the right to exchange its remaining Sky Brazil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2011, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 referenced in the table. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $394 million as of December 31, 2011. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and

DIRECTV

resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 10) (a)	$21,781	$704	$2,408	$6,100	$12,569
Purchase obligations (Note 20) (b)	8,258	2,409	3,509	1,154	1,186
Operating lease obligations (Note 20) (c)	846	73	143	137	493
Capital lease obligations (Notes 12 and 20) (d)	1,551	95	182	254	1,020

Total	$32,436	$3,281	$6,242	$7,645	$15,268

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2011, however, the obligations do not reflect potential prepayments required under indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite construction and launch contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts.

(c)
Certain of the operating leases contain variable escalation clauses and renewal or purchase options, which we do not consider in the amounts disclosed.

(d)
Capital lease obligations includes obligations related to the ISDLA-1 and ISDLA-2 satellites discussed in Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2011, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $136 million, primarily related to a judicial deposit in Brazil for the ECAD matter discussed in Part I, Item 3 of this Annual Report and insurance deductibles.

CONTINGENCIES

        For a discussion of "Contingencies", see Note 20 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 18 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

        The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, judgments and assumptions that affect amounts reported. Management bases its estimates, judgments and assumptions on historical experience and on various other factors that are believed to be reasonable under the circumstances. Due to the inherent uncertainty involved in making estimates, actual results reported for future periods may be affected by changes in those estimates. The following represents what we believe are the critical accounting policies that may involve a higher degree of estimation, judgment and complexity. Management has discussed the development and selection of these critical accounting estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below. For a summary of our significant accounting policies, including those discussed below, see Note 2 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

DIRECTV

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate set-top receivers at DIRECTV U.S. over a three to four year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. If we extended the depreciable life of the set-top receivers at DIRECTV U.S. by one year, it would result in an approximately $300 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2011, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2011, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

DIRECTV

could result in a write-down of goodwill or intangible assets with indefinite lives in a future period which could be material to our consolidated financial statements.

ACCOUNTING CHANGES AND NEW ACCOUNTING PRONOUNCEMENTS

        For a discussion of accounting changes and new accounting pronouncements see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, which we incorporate herein by reference.

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

        Subscriber Acquisition Costs.    These costs include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Set-top receivers leased to new subscribers are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. In certain countries in Latin America, where our customer agreements provide for the lease of the entire DIRECTV or SKY System, we also capitalize the costs of the other customer premises equipment and related installation costs. The amount of set-top receivers capitalized each period for subscriber acquisitions is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels, our multiple set-top receiver offers and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

DIRECTV

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

Foreign Currency Risk

        We generally conduct our business in U.S. dollars with some business conducted in a variety of foreign currencies and therefore we are exposed to fluctuations in foreign currency exchange rates. Our objective in managing our exposure to foreign currency changes is to reduce earnings and cash flow volatility associated with foreign exchange rate fluctuations. Accordingly, we may enter into foreign exchange contracts to mitigate risks associated with foreign currency denominated assets, liabilities, commitments and anticipated foreign currency transactions. The gains and losses on derivative foreign exchange contracts offset changes in value of the related exposures. As of December 31, 2011, we had no significant foreign currency exchange contracts outstanding. The impact of a hypothetical 10% adverse change in exchange rates on our net assets would be a loss of $150 million, net of taxes, at December 31, 2011, a significant portion of which would be recorded in "Foreign currency translation activity during the period" in our Consolidated Statements of Changes in Stockholders' Equity (Deficit) and Redeemable Noncontrolling Interest.

Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $13,464 million at December 31, 2011, which mostly consisted of DIRECTV U.S.' fixed rate borrowings.

***

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV and subsidiaries ("the Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and redeemable noncontrolling interest, comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV and subsidiaries at December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 22, 2012

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$27,226	$24,102	$21,565
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	11,655	10,074	9,064
Subscriber service expenses	1,911	1,681	1,525
Broadcast operations expenses	389	350	341
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	3,390	3,005	2,773
Upgrade and retention costs	1,327	1,169	1,092
General and administrative expenses	1,576	1,445	1,457
Depreciation and amortization expense	2,349	2,482	2,640

Total operating costs and expenses	22,597	20,206	18,892

Operating profit	4,629	3,896	2,673
Interest income	34	39	41
Interest expense	(763)	(557)	(423)
Liberty transaction and related gains (charges)	—	67	(491)
Other, net	84	69	34

Income before income taxes	3,984	3,514	1,834
Income tax expense	(1,348)	(1,202)	(827)

Net income	2,636	2,312	1,007
Less: Net income attributable to noncontrolling interest	(27)	(114)	(65)

Net income attributable to DIRECTV	$2,609	$2,198	$942

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Net income attributable to common stockholders:
Net income attributable to DIRECTV Class A common stockholders (DIRECTV Group common stockholders for the period January 1, 2009 through November 19, 2009)	$2,609	$2,014	$942
Net income attributable to DIRECTV Class B common stockholders, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010	—	184	—

Net income attributable to DIRECTV	$2,609	$2,198	$942

Basic earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common shares for the period January 1, 2009 through November 19, 2009):	$3.49	$2.31	$0.96
Diluted earnings attributable to DIRECTV Class A common stockholders per common share (DIRECTV Group common shares for the period January 1, 2009 through November 19, 2009):	$3.47	$2.30	$0.95
Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction in 2010:	$—	$8.44	$(0.02)
Weighted average number of Class A common shares outstanding (in millions)
Basic	747	870	982
Diluted	752	876	989
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions)
Basic	—	22	22
Diluted	—	22	22
Weighted average number of total common shares outstanding (in millions):
Basic	747	880	985
Diluted	752	886	992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Net income	$2,636	$2,312	$1,007
Other comprehensive income (loss):
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax	(30)	8	(2)
Amortization of amounts resulting from changes in defined benefit plan provisions, net of tax	1	—	—
Foreign currency translation adjustments, net of tax:
Cumulative effect of change in functional currency at Sky Brazil	—	—	(112)
Foreign currency translation activity during the period	(94)	20	179
Unrealized (losses) gains on securities, net of tax:
Unrealized (losses) gains on securities	(6)	4	7
Less: Reclassification adjustment for net gains recognized during period	—	(3)	—

Comprehensive income	2,507	2,341	1,079
Less: Comprehensive income attributable to noncontrolling interests	(17)	(121)	(59)

Comprehensive income attributable to DIRECTV	$2,490	$2,220	$1,020

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$873	$1,502
Accounts receivable, net	2,474	2,001
Inventories	280	247
Deferred income taxes	62	53
Prepaid expenses and other	552	450

Total current assets	4,241	4,253
Satellites, net	2,215	2,235
Property and equipment, net	5,223	4,444
Goodwill	4,097	4,148
Intangible assets, net	909	1,074
Investments and other assets	1,738	1,755

Total assets	$18,423	$17,909

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,210	$3,926
Unearned subscriber revenues and deferred credits	533	486
Short-term borrowings	—	38

Total current liabilities	4,743	4,450
Long-term debt	13,464	10,472
Deferred income taxes	1,771	1,670
Other liabilities and deferred credits	1,287	1,287
Commitments and contingencies
Redeemable noncontrolling interest	265	224
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,947,000,000 and 3,500,000,000 shares authorized, 691,306,695 and 808,447,044 shares issued and outstanding of DIRECTV Class A common stock at December 31, 2011 and December 31, 2010, respectively	4,799	5,563
Accumulated deficit	(7,750)	(5,730)
Accumulated other comprehensive loss	(156)	(27)

Total stockholders' deficit	(3,107)	(194)

Total liabilities and stockholders' deficit	$18,423	$17,909

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

	The DIRECTV Group, Inc. Common Shares	DIRECTV Class A Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss, net of taxes	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions, Except Share Data)
Balance at January 1, 2009	1,024,182,043	—	—	$8,318	$(3,559)	$(128)	$4,631	$325
Net Income					942		942	65	$1,007
Stock repurchased and retired	(71,242,534)			(591)	(1,105)		(1,696)
Stock options exercised and restricted stock units vested and distributed	4,191,329	1,898,770		35			35
Liberty Transaction	(957,130,838)	909,479,149	21,809,863	(1,145)			(1,145)
Share-based compensation expense				55			55
Tax benefit from share-based compensation				29			29
Adjustment to the fair value of redeemable noncontrolling interest				(16)			(16)	16
Other				4			4
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(2)	(2)
Cumulative effect of change in functional currency at Sky Brazil, net of tax						(112)	(112)
Foreign currency translation activity during the period, net of tax						179	179	(6)
Unrealized gains on securities, net of tax						7	7

Balance at December 31, 2009	—	911,377,919	21,809,863	6,689	(3,722)	(56)	2,911	400
Net Income					2,198		2,198	114	$2,312
Stock repurchased and retired		(135,528,774)		(973)	(4,206)		(5,179)
Stock options exercised and restricted stock units vested and distributed		6,050,275		(30)			(30)
Malone Transaction		26,547,624	(21,809,863)
Share-based compensation expense				82			82
Tax benefit from share-based compensation				38			38
Dividends paid by subsidiary to redeemable noncontrolling interest								(15)
Acquisition of noncontrolling interest, including related deferred income taxes				79			79	(605)
Adjustment to the fair value of redeemable noncontrolling interest				(323)			(323)	323
Other				1			1
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						8	8
Foreign currency translation activity during the period, net of tax						20	20	7
Unrealized gains on securities, net of tax						4	4
Less: reclassification adjustment for net gains recognized during period, net of tax						(3)	(3)

Balance at December 31, 2010	—	808,447,044	—	5,563	(5,730)	(27)	(194)	224
Net Income					2,609		2,609	27	$2,636
Stock repurchased and retired		(119,132,986)		(825)	(4,630)		(5,455)
Stock options exercised and restricted stock units vested and distributed		1,992,637		(48)			(48)
Share-based compensation expense				103			103
Tax benefit from share-based compensation				30			30
Adjustment to the fair value of redeemable noncontrolling interest				(24)			(24)	24
Other					1		1
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax						(30)	(30)
Amortization of amounts resulting from changes in defined benefit plan provisions, net of tax						1	1
Foreign currency translation activity during the period, net of tax						(94)	(94)	(10)
Unrealized losses on securities, net of tax						(6)	(6)

Balance at December 31, 2011	—	691,306,695	—	$4,799	$(7,750)	$(156)	$(3,107)	$265

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,636	$2,312	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,349	2,482	2,640
Amortization of deferred revenues and deferred credits	(39)	(36)	(48)
Share-based compensation expense	103	82	55
Equity in earnings from unconsolidated affiliates	(109)	(90)	(51)
Net foreign currency transaction (gain) loss	50	(11)	(62)
Dividends received	104	78	94
Net loss from impairment of investments	—	—	45
Gain from sale of investments	(63)	(6)	—
Liberty transaction and related (gains) charges	—	(67)	491
Deferred income taxes	328	375	441
Other	53	66	48
Change in operating assets and liabilities:
Accounts receivable	(524)	(391)	(141)
Inventories	(33)	(35)	(12)
Prepaid expenses and other	(139)	(4)	(5)
Accounts payable and accrued liabilities	391	437	(215)
Unearned subscriber revenues and deferred credits	47	52	55
Other, net	31	(38)	89

Net cash provided by operating activities	5,185	5,206	4,431
Cash Flows From Investing Activities
Cash paid for property and equipment	(2,924)	(2,303)	(2,012)
Cash paid for satellites	(246)	(113)	(59)
Cash paid for Liberty transaction, net of cash acquired	—	—	(97)
Investment in companies, net of cash acquired	(11)	(617)	(37)
Proceeds from sale of investments	116	9	—
Other, net	43	(75)	11

Net cash used in investing activities	(3,022)	(3,099)	(2,194)

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,990	5,978	1,990
Debt issuance costs	(30)	(44)	(14)
Repayment of long-term debt	(1,000)	(2,323)	(1,018)
Proceeds from short-term borrowings	—	38	—
Repayment of short-term borrowings	(39)	—	—
Repayment of collar loan and equity collars	—	(1,537)	(751)
Repayment of other long-term obligations	(184)	(127)	(116)
Common shares repurchased and retired	(5,496)	(5,111)	(1,696)
Stock options exercised	—	38	35
Taxes paid in lieu of shares issued for share-based compensation	(58)	(118)	(72)
Excess tax benefit from share-based compensation	25	11	5
Dividends paid to redeemable noncontrolling interest	—	(15)	—

Net cash used in financing activities	(2,792)	(3,210)	(1,637)

Net increase (decrease) in cash and cash equivalents	(629)	(1,103)	600
Cash and cash equivalents at beginning of the year	1,502	2,605	2,005

Cash and cash equivalents at end of the year	$873	$1,502	$2,605

Supplemental Cash Flow Information
Cash paid for interest	$687	$460	$412
Cash paid for income taxes	1,042	705	484

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, operating segments: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming via satellite to residential and commercial subscribers. Since November 19, 2009, we also own and operate three regional sports networks and own a 60% interest in Game Show Network LLC, or GSN, a basic cable television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.   DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings Inc. and its subsidiaries, or DIRECTV Latin America, is the leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Venezuela, certain other countries in the region, and the Caribbean, including Puerto Rico; our 93% owned subsidiary, Sky Brasil Servicos Ltda., which we refer to as Sky Brazil; and our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT SPORTS. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

Liberty Transaction

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty or Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports television networks, a 65% interest in GSN, approximately $120 million in cash and cash equivalents and approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

        DIRECTV Group has been treated as the acquiring corporation in the Liberty Transaction for accounting and financial reporting purposes and accordingly, the historical financial statements of DIRECTV Group are reported as the historical financial statements of DIRECTV in the accompanying Consolidated Financial Statements.

        See Note 4 for additional information regarding these transactions.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers and warranty services as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

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

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers, telephone communication companies and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets and depreciate over their estimated useful lives. In certain countries in Latin America, where our customer agreements provide for the lease of the entire DIRECTV or SKY System, we also capitalize the costs of the other customer premises equipment and related installation costs in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during such 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 6 for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for loyalty programs offered to existing subscribers. We include the costs of installing or providing hardware under our movers program (for subscribers relocating to a new residence), multiple set-top receiver offers, digital video recorder, or DVR, high-definition, or HD, and local channel upgrade programs and other similar initiatives. We expense these costs as incurred, except for the cost of set-top

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

receivers leased to existing subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 6 for additional information.

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

Property and Equipment, Satellites and Depreciation

        We carry property and equipment, and satellites, at cost, net of accumulated depreciation. The amounts we capitalize for satellites currently being constructed and those that have been successfully launched include the costs of construction, launch, launch insurance, incentive obligations and capitalized interest. We generally compute depreciation using the straight-line method over the estimated useful lives of the assets. We amortize leasehold improvements over the lesser of the life of the asset or term of the lease.

Capitalized Software Costs

        We capitalize certain software costs incurred, either from internal or external sources, as part of "Property and equipment, net" in the Consolidated Balance Sheets and depreciate these costs on a straight-line basis over the useful life of the software. We recognize planning, training, support and maintenance costs incurred either prior to or following the implementation phase as expense in the Consolidated Statements of Operations in the period in which they occur. We had unamortized capitalized software costs of $544 million as of December 31, 2011 and $496 million as of December 31, 2010. We recorded depreciation of these costs of $232 million in 2011, $218 million in 2010 and $196 million in 2009 in "Depreciation and amortization expense" in the Consolidated Statements of Operations.

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. We use estimates of fair value to determine the amount of impairment, if any, of goodwill and intangibles assets with indefinite lives. The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Foreign Currency

        The U.S. dollar is the functional currency for most of our foreign operations. We recognize gains and losses resulting from remeasurement of these operations' foreign currency denominated assets, liabilities and transactions into the U.S. dollar in the Consolidated Statements of Operations.

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of accumulated other comprehensive income (loss), which we refer to as OCI, a separate component of stockholders' deficit.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2011 and 2010.

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

Sales Taxes

        Sales taxes collected and remitted to state and local authorities are recorded on a net basis.

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

        We recognize a benefit in "Income tax expense" in the Consolidated Statements of Operations for uncertain tax positions that are more-likely-than-not to be sustained upon examination, measured at the largest amount that has a greater than 50% likelihood of being realized upon settlement. Unrecognized tax benefits represent tax benefits taken or expected to be taken in income tax returns,

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

for which the benefit has not yet been recognized in "Income tax expense" in the Consolidated Statements of Operations due to the uncertainty of whether such benefits will be ultimately realized. We recognize interest and penalties accrued related to unrecognized tax benefits in "Income tax expense" in the Consolidated Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statements of Operations at such time that the benefit is effectively settled.

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising costs for print and media related to national advertising campaigns, net of payments received from programming content providers for marketing support, were $464 million in 2011, $396 million in 2010 and $363 million in 2009. We previously reported advertising expenses, net of payments received from programming content providers for marketing support of $342 million in 2010 and $317 million in 2009, for advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations.

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

Note 3: Accounting Changes, Change in Accounting Estimate and New Accounting Standard

Accounting Changes

        Revenue Recognition.    On January 1, 2011 we adopted the revisions issued by the Financial Accounting Standards Board, or FASB, to the standard for revenue arrangements with multiple deliverables. The revised standard allows entities to use the "best estimate of selling price" in addition to third-party evidence or actual selling prices for determining the fair value of a deliverable, and includes additional disclosure requirements for revenue arrangements with multiple deliverables. The adoption of this change did not have an effect on our consolidated results of operations and financial position.

        Comprehensive Income.    In June 2011, the FASB modified the presentation of comprehensive income in the financial statements. The revised standard requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements and must be applied retrospectively. This standard eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The revised standard does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The modification of the standard did not have an effect on our consolidated results of operations and financial position, when adopted, on December 31, 2011.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Change in Accounting Estimate

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We will continue to depreciate standard definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We are accounting for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations for the year ended December 31, 2011 as follows:

(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(141)
Net income attributable to DIRECTV	86
Basic earnings attributable to DIRECTV Class A stockholders per common share	$0.12
Diluted earnings attributable to DIRECTV Class A stockholders per common share	$0.11

New Accounting Standard

        Goodwill Impairment Testing.    In September 2011, the FASB approved a revised standard that simplifies how entities test goodwill for impairment. The revised standard permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The standard does not address impairment testing of indefinite-lived intangibles. We do not expect the adoption of the revised standard to have an effect on our consolidated results of operations and financial position, when adopted, as required, on January 1, 2012.

Note 4: Acquisitions

  Globo Transaction

        In connection with our acquisition of Sky Brazil in 2006, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brazil. In June 2010, Globo notified us that it was exercising its right to exchange 178.8 million shares representing approximately 19% of the ownership interests in Sky Brazil. In accordance with our agreement, Globo will have the right to exchange all (but not less than all) of its remaining equity interest in Sky Brazil until January 2014.

        As a result of Globo's notice, the fair value of the approximate 19% interest was determined to be $605 million by an independent investment bank according to a process specified by Globo and us in the related agreement. During the fourth quarter of 2010, we paid the purchase price in cash, which was recorded as a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheets, for their approximate 19% interest in Sky Brazil. In addition, we recorded $79 million of net deferred tax assets related to the acquisition of this interest as an offset to "Additional paid in capital" in the Consolidated Balance Sheets. We and our subsidiaries now own 93% of Sky Brazil and Globo owns the remaining 7%.

  Liberty Transaction

        On November 19, 2009, DIRECTV Group and Liberty Media obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports networks, a 65% interest in Game Show Network, LLC, approximately $120 million in cash and cash equivalents and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

approximately $2.1 billion of indebtedness and a related series of equity collars, became wholly-owned subsidiaries of DIRECTV.

        DIRECTV Group entered into the Liberty Transaction to eliminate the approximate 57% ownership interest in DIRECTV Group held by Liberty Media, thereby reducing the concentration of voting power in a single stockholder or group of affiliated stockholders. The merger also resulted in greater liquidity of the DIRECTV common stock, greater operating and governance independence and the elimination of the risk that Liberty could transfer control of DIRECTV without DIRECTV's public stockholders participating in any control premium.

        The holders of outstanding shares of DIRECTV Group common stock (other than direct or indirect subsidiaries of LEI) received one share of DIRECTV Class A common stock for each share of DIRECTV Group common stock held. The holders of outstanding shares of LEI Series A common stock and Series B common stock (other than Dr. John C. Malone and his family, or the Malones) received 1.11130 shares of DIRECTV Class A common stock for each share of LEI Series A or Series B common stock held. The Malones received 1.11130 shares of DIRECTV Class B common stock for each share of LEI Series B common stock held. Based on these terms, DIRECTV issued 408.4 million Class A shares to the holders of DIRECTV Group common stock other than LEI, and 501.1 million Class A and 21.8 million Class B shares to the former LEI stockholders. The 931.3 million total Class A and Class B shares issued by DIRECTV was 25.8 million less than the 957.1 million DIRECTV Group common shares outstanding immediately preceding the merger, as the exchange ratio contemplated the fact that LEI would be contributing net liabilities (excluding LEI's interest in DIRECTV Group) to DIRECTV.

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

        We do not expect that goodwill will be deductible for tax purposes. Goodwill is primarily related to the value of the three regional sports networks' intangibles that do not qualify for separate recognition, such as exploitable advertising space, assembled production and distribution networks and assembled workforces.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

value of the assets and liabilities of LEI, amounted to $337 million and has been expensed as a disproportionate distribution upon completion of the mergers in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for the year ended December 31, 2009.

        The premium was calculated as follows (dollars in millions):

Former LEI stockholder interest in the fair value of the net assets of DIRECTV	$16,054
Less: Fair value of net assets contributed by LEI, including 57% interest in DIRECTV Group	15,717

Premium	$337

        As part of the Liberty Transaction, DIRECTV assumed 16.7 million common stock options and stock appreciation rights issued by LEI. Since many of the replacement awards are held by individuals who remained employees of Liberty and did not become employees or directors of DIRECTV, they are reported as a liability at fair value by DIRECTV in accordance with accounting standards for non-employee awards. See Note 16 for additional information regarding these stock based awards.

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

        For the year ended December 31, 2010, amounts recorded as "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations totaled $67 million, related to net gains recorded for the final settlement of the equity collars. See Note 10 for additional information regarding the indebtedness and equity collars.

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

        The following selected unaudited pro forma information is being provided to present a summary of the combined results of DIRECTV and Liberty Entertainment for the year ended December 31, 2009 as if the acquisition had occurred as of the beginning of the period, giving effect to purchase accounting adjustments. The pro forma data is presented for informational purposes only and may not necessarily reflect the results of our operations had LEI operated as part of us for the period presented, nor are they necessarily indicative of the results of future operations. The pro forma information excludes the effect of non-recurring charges.

Year Ended
December 31, 2009
(Dollars in Millions)
Revenues	$21,753
Net income attributable to DIRECTV	1,113

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2011	2010
	(Dollars in Millions)
Subscriber	$1,639	$1,302
Telco	512	362
Trade and other	402	413

Total	2,553	2,077
Less: Allowance for doubtful accounts	(79)	(76)

Accounts receivable, net	$2,474	$2,001

Note 6: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets at December 31:

	Estimated Useful Lives (years)	2011	2010
		(Dollars in Millions)
Satellites	10-16	$3,206	$3,233
Satellites under construction	—	302	70

Total		3,508	3,303
Less: Accumulated depreciation		(1,293)	(1,068)

Satellites, net		$2,215	$2,235

Land and improvements	9-30	$44	$43
Buildings and leasehold improvements	2-40	406	365
Machinery and equipment	2-23	1,968	1,923
Capitalized software	3	2,177	1,889
Subscriber leased set-top equipment	3-7	8,105	6,971
Construction in-progress	—	418	290

Total		13,118	11,481
Less: Accumulated depreciation		(7,895)	(7,037)

Property and equipment, net		$5,223	$4,444

        We capitalized interest costs of $13 million in 2011, $6 million in 2010 and $18 million in 2009 as part of the cost of our property and satellites under construction. Depreciation expense, including amortization of property and equipment and satellites held under capital leases, was $2,213 million in 2011, $2,292 million in 2010 and $2,287 million in 2009.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth property and equipment leased to our subscribers as of December 31:

	2011	2010
	(Dollars in Millions)
Subscriber leased set-top equipment	$8,105	$6,971
Less: Accumulated depreciation of subscriber leased equipment	(4,618)	(4,096)

Subscriber leased set-top equipment, net	$3,487	$2,875

        As discussed above in Note 3, effective July 1, 2011, we began depreciating capitalized HD set-top receivers at DIRECTV U.S. over a four-year estimated useful life. Previously, we depreciated HD set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year useful life. At DIRECTV Latin America, we depreciate capitalized subscriber leased equipment, which includes the cost of the set-top receiver, installation and dish, over a three-year estimated useful life for HD set-top receivers and a seven-year useful life for standard-definition set-top receivers. The useful life used to depreciate capitalized set-top receivers is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimate useful life of our capitalized set-top receivers.

Note 7: Goodwill and Intangible Assets

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2011 and 2010:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of January 1, 2010	$3,167	$656	$341	$4,164
Foreign currency translation adjustment	—	21	—	21
Acquisition accounting adjustments	9	—	(46)	(37)

Balance as of December 31, 2010	3,176	677	295	4,148
Foreign currency translation adjustment	—	(52)	—	(52)
Acquisition accounting adjustments	1	—	—	1

Balance as of December 31, 2011	$3,177	$625	$295	$4,097

  Satellite Rights

        Sky Brazil has an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010, the satellite was launched and successfully placed into its assigned orbit, and we recorded the total obligation for the right to use the satellite of $116 million in "Intangible Assets" in the Consolidated Balance Sheets. We made a $29 million payment during 2010 and we made the remaining $87 million payment during 2011. The intangible asset is being amortized on a straight line basis over the 15-year term of the agreement.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets at:

		December 31, 2011			December 31, 2010
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432	$—	$432	$432	$—	$432
Satellite rights	15	110	12	98	124	6	118
Subscriber related	5-10	402	353	49	443	317	126
Dealer network	15	130	108	22	130	99	31
Trade name and other	5-20	367	59	308	384	41	343
Distribution rights	7	—	—	—	334	310	24

Total intangible assets		$1,441	$532	$909	$1,847	$773	$1,074

        Amortization expense of intangible assets was $136 million in 2011, $190 million in 2010 and $352 million in 2009.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $83 million in 2012; $42 million in 2013; $35 million in 2014; $27 million in 2015, $26 million in 2016 and $264 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2011, 2010 and 2009. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2011, 2010 or 2009. Additionally, there are no accumulated impairment losses as of December 31, 2011 and 2010.

Note 8: Investments

Equity Method Investments

        Sky Mexico.    DIRECTV accounts for the excess of the carrying value for its investment in Sky Mexico over DIRECTV's share of Sky Mexico's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $25 million in each of 2011, 2010 and 2009 of amortization on definite lived intangibles in equity earnings of Sky Mexico related to these assets.

        Game Show Network.    As result of the Liberty Transaction on November 19, 2009, DIRECTV owned 65% of GSN. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash to our equity partner, reducing our ownership interest to 60%. We recognized a $25 million gain, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN through 2014 and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell an additional 18% interest in GSN to them, in each case for an exercise price which exceeds our carrying value for that portion of the investment. Such exercise price is calculated using a formula based on an agreed upon multiple of the earnings of GSN with a minimum price of $234 million and a maximum price of $288 million. Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment.

        DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $10 million in 2011, $12 million in 2010 and $1 million in 2009 of amortization on definite lived intangibles in equity earnings of GSN related to these assets.

        Other.    In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a $37 million gain, or $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth the book value of our investments which we account for under the equity method of accounting:

	As of December 31,
	2011	2010
	(Dollars in Millions)
Sky Mexico	$490	$501
GSN	420	446
Other equity method investments	131	139

Total investments accounted for the equity method of accounting	$1,041	$1,086

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the periods presented:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Sky Mexico	$52	$33	$32
GSN	29	33	—
Other	28	24	19

Total equity earnings for investments accounted for under the equity method of accounting	$109	$90	$51

        We received cash dividends of $104 million in 2011, $78 million in 2010 and $94 million in 2009 from companies that we account for under the equity method. Undistributed earnings from equity method investments were $256 million as of December 31, 2011 and $219 million as of December 31, 2010.

Marketable Equity Securities

        The following table sets forth our cost basis, the current fair value and the accumulated unrealized gains (losses), net of taxes, included as part of accumulated other comprehensive income of our marketable equity securities:

	As of December 31,
	2011			2010
	Cost Basis	Fair Market Value	Accumulated Unrealized Gain (Loss), Net of Taxes	Cost Basis	Fair Market Value	Accumulated Unrealized Gain, Net of Taxes
	(Dollars in Millions)
Marketable equity securities in a gain position	$5	$11	$4	$14	$29	$9
Marketable equity securities in a loss position	8	6	(1)	—	—	—

Total marketable equity securities	$13	$17	$3	$14	$29	$9

        Our marketable equity securities are classified as available-for-sale. We calculated the fair values based on quoted market prices of our investments, which is a Level 1 input under accounting standards for fair value measurement.

        We sold marketable equity securities in cash for $1 million in 2011 and $9 million in 2010. As a result of these sales, we recognized a $1 million gain, $1 million after tax, in 2011 and a $6 million gain, $4 million after tax, in 2010 in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the cost basis of the marketable equity securities sold.

Non-Marketable Equity Securities

        We had investments in non-marketable equity securities of $56 million as of December 31, 2011 and $45 million as of December 31, 2010, which were stated at cost.

        We paid cash of $11 million in 2011 to acquire interests in companies we account for under the cost method of accounting.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Investments

        In 2009, we recognized a $45 million charge for the other than temporary impairment of certain of our investments.

Note 9: Accounts Payable and Accrued Liabilities

        The following represent significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2011	2010
	(Dollars in Millions)
Programming costs	$2,006	$1,751
Accounts payable	1,195	1,224
Payroll and employee benefits	307	272
Other	702	679

Total accounts payable and accrued liabilities	$4,210	$3,926

        As of December 31, 2011, there were $68 million of amounts payable to vendors for property and equipment and $3 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2011. As of December 31, 2010 there were $30 million of amounts payable to vendors for property and equipment and $17 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2010.

Note 10: Debt

        The following table sets forth our outstanding debt:

	December 31,
	2011	2010
	(Dollars in Millions)
Long-term debt
Senior notes	$13,464	$10,472
Short-term borrowings	—	38

Total debt	$13,464	$10,510

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended. On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

        As a result of the guarantees, holders of the senior notes have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our direct-to-home digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries and DIRECTV Sports Networks LLC and its subsidiaries which are comprised primarily of three regional sports television networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania. However, the subsidiaries that own and operate the DIRECTV Latin America and DIRECTV Sports Networks operating segments have not guaranteed the senior notes.

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV will not be subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the senior notes.

        As of December 31, 2011, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility discussed below.

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015 at a price of 103.313%, plus accrued and unpaid interest, for a total of $358 million. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest, for a total of $694 million. The redemption of the 6.375% senior notes resulted in a 2011 pre-tax charge of $25 million, $16 million after tax, primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

        On August 20, 2010, DIRECTV U.S. repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a 2010 pre-tax charge of $7 million, $4 million after tax, resulting from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

        On March 16, 2010, DIRECTV U.S. repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Term Loan C resulted in a 2010 pre-tax charge of $9 million, $6 million after tax, of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2009 Financing Transactions

        On September 22, 2009, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$997
5.875% senior notes due in 2019	1,000	993

	$2,000	$1,990

        We incurred $14 million of debt issuance costs in connection with these transactions.

        On September 22, 2009, DIRECTV U.S. purchased, pursuant to a tender offer, $583 million of its then outstanding $910 million of 8.375% senior notes at a price of 103.125% plus accrued and unpaid interest, for a total of $603 million. On October 23, 2009, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $327 million of its 8.375% senior notes at a price of 102.792% plus accrued and unpaid interest, for a total of $339 million. The redemption of the 8.375% senior notes resulted in a 2009 pre-tax charge of $34 million, $21 million after tax, of which $27 million resulted from the premium paid for redemption of our 8.375% senior notes and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        Senior Notes.    The following table sets forth our outstanding senior notes balance as of December 31:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premiums
	2011	2011	2010
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$999	$998
3.550% senior notes due in 2015	1,200	1,199	1,199
6.375% senior notes due in 2015	—	—	1,002
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,498	—
7.625% senior notes due in 2016	1,500	1,500	1,500
5.875% senior notes due in 2019	1,000	994	994
5.200% senior notes due in 2020	1,300	1,298	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,494	—
6.350% senior notes due in 2040	500	499	499
6.000% senior notes due in 2040	1,250	1,234	1,233
6.375% senior notes due in 2041	1,000	1,000	—

Total senior notes	$13,500	$13,464	$10,472

        The fair value of our senior notes was approximately $14,512 million at December 31, 2011 and $10,881 million at December 31, 2010. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for fair value measurements of assets and liabilities.

  Collar Loan

        As part of the Liberty Transaction on November 19, 2009, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. From the acquisition date to December 31, 2009, we repaid a total of $751 million, including $676 million in principal payments and $75 million in payments to settle a portion of the equity collars. We also recorded a $105 million loss during the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

year ended December 31, 2009 in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations related to the partial settlement of the collar and the adjustment of the remaining collar derivative financial instruments to their fair value as of December 31, 2009 to a liability of $400 million. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance and accrued interest on the credit facility, and to settle the equity collars. As a result, we recorded a gain of $67 million in "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

  Revolving Credit Facility

        In February 2011, DIRECTV U.S.' $500 million, six-year senior secured credit facility was terminated and replaced with a five-year, $2 billion revolving credit facility. We pay a commitment fee of 0.30% per year for the unused commitment under the revolving credit facility, and borrowings will bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis. In January 2012, we borrowed $400 million under the revolving credit facility.

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $3,750 million in 2016 and $7,550 million thereafter. The amount of interest accrued related to our outstanding debt was $201 million at December 31, 2011 and $138 million at December 31, 2010.

        Covenants and Restrictions.    The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. As of December 31, 2011, management believes DIRECTV U.S. in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $30 million as of December 31, 2011 and $70 million as of December 31, 2010 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations and collateralize an international loan. Restrictions on the cash will be removed as the letters of credit expire and the loan is repaid.

Note 11: Income Taxes

        We base our income tax expense or benefit on reported "Income before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

        Our income tax expense consisted of the following for the years ended December 31:

	2011	2010	2009
	(Dollars in Millions)
Current tax expense:
U.S. federal	$631	$391	$308
Foreign	253	227	97
State and local	107	20	63

Total	991	638	468

Deferred tax expense (benefit):
U.S. federal	284	596	309
Foreign	59	(118)	(1)
State and local	14	86	51

Total	357	564	359

Total income tax expense	$1,348	$1,202	$827

        "Income before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2011	2010	2009
	(Dollars in Millions)
U.S. income	$3,044	$2,809	$1,446
Foreign income	940	705	388

Total	$3,984	$3,514	$1,834

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2011	2010	2009
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$1,394	$1,230	$642
U.S. state and local income tax expense, net of federal benefit	75	106	77
Liberty Transaction charges not recoverable	1	4	127
Change in unrecognized tax benefits	40	(40)	21
Noncontrolling interests in partnership earnings and taxes	2	(44)	(30)
Foreign taxes, net of federal tax benefits	(82)	9	(31)
Change in valuation allowance	(40)	(32)	33
Multistate tax planning	—	(20)	—
Tax credits	(47)	(7)	(3)
Other	5	(4)	(9)

Total income tax expense	$1,348	$1,202	$827

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2011		2010
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$418	$268	$366	$168
Prepaid expenses	—	34	—	39
State taxes	73	—	75	—
Depreciation, amortization and asset impairment charges	—	1,155	—	723
Net operating loss and tax credit carryforwards	610	—	533	—
Programming contract liabilities	48	—	59	—
Unrealized foreign exchange gains or losses	—	105	—	146
Tax basis differences in investments and affiliates	91	804	74	861
Other	6	5	11	8

Subtotal	1,246	2,371	1,118	1,945
Valuation allowance	(466)	—	(504)	—

Total deferred taxes	$780	$2,371	$614	$1,945

        Included in "Investments and other assets" in the Consolidated Balance Sheets are $210 million at December 31, 2011 and $320 million at December 31, 2010 of noncurrent deferred tax assets. Also included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets are $92 million at December 31, 2011 and $34 million at December 31, 2010 of current deferred tax liabilities.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $466 million at December 31, 2011 and $504 million at December 31, 2010, are primarily attributable to unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2011, the decrease in the valuation allowance was primarily attributable to a reduction in the deferred tax asset on Brazilian net operating loss carryfowards as a result of currency fluctuations.

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

        As of December 31, 2011, we have $27 million of federal net operating loss carryforward which expires between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have foreign tax credit carryovers of $126 million which expire between 2019 and 2021, California research tax credits of $25 million which can be carried forward indefinitely, state net operating loss carryforwards of $30 million which expire between 2029 and 2030, and approximately $2 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

        As a result of closing of the parallel exchange process in Venezuela in May 2010, we have been unable to repatriate excess cash balances. As of December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $298 million. Should these earnings be distributed in the form of dividends, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the tax liability.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries, excluding Venezuela, deemed permanently reinvested that amounted to approximately $7 million in 2011. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in these foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Unrecognized Tax Benefits
(Dollars in Millions)
Gross unrecognized tax benefits at January 1, 2009	$363
Increases in tax positions for prior years	41
Decreases in tax positions for prior years	(15)
Increases in tax positions for the current year	147
Settlements	(9)

Gross unrecognized tax benefits at December 31, 2009	527
Increases in tax positions for prior years	7
Decreases in tax positions for prior years	(207)
Increases in tax positions for the current year	35

Gross unrecognized tax benefits at December 31, 2010	362
Increases in tax positions for prior years	17
Decreases in tax positions for prior years	(4)
Increases in tax positions for the current year	15

Gross unrecognized tax benefits at December 31, 2011	$390

        We previously reported the increases and decreases in tax positions for prior years on a net basis.

        As of December 31, 2011, our unrecognized tax benefits totaled $390 million, including $327 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recorded interest and penalties accrued related to unrecognized tax benefits of $16 million in 2011, $21 million in 2010 and $10 million in 2009 in "Income tax expense" in the Consolidated Statements of Operations. We have accrued, as part of our liability for unrecognized tax benefits, interest and penalties of $67 million as of December 31, 2011, and $51 million as of December 31, 2010.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax year 2010 remains open for examination. The California tax years 1994 through 2010 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of three to five years after filing of the respective return.

        We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits could decrease by up to approximately $180 million during the next twelve months.

Note 12: Capital Lease Obligations

        The following table sets forth total minimum lease payments under capital leases for satellites and vehicles along with the present value of the net minimum lease payments as of December 31, 2011:

(Dollars in Millions)
2012	$95
2013	93
2014	89
2015	81
2016	75
Thereafter	363

Total minimum lease payments	796
Less: Amount representing interest	251

Present value of net minimum lease payments	$545

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Assets held under capitalized leases are included in "Satellites, net" and "Property and Equipment, net" in our Consolidated Balance Sheets. We had the following assets held under capital leases as of December 31:

	2011	2010
	(Dollars in Millions)
Satellites under capital leases	$527	$554
Less: Accumulated amortization	(140)	(106)

Satellites, net under capital leases	$387	$448

Property and equipment under capital leases	$104	$93
Less: Accumulated amortization	(38)	(22)

Property and equipment, net under capital leases	$66	$71

        Excluded from the table above are future payments for ISDLA-1 and ISDLA-2, satellites currently under construction for DIRECTV Latin America, which we expect to account for as capital leases at the time they are placed into service. See Note 20 for further discussion.

        We paid interest for capital leases of $51 million in 2011, $55 million in 2010 and $56 million in 2009.

Note 13: Pension and Other Postretirement Benefit Plans

        Most of our employees are eligible to participate in our funded non-contributory defined benefit pension plan, which provides defined benefits based on either years of service and final average salary, or eligible compensation while employed by us. Additionally, we maintain a funded contributory defined benefit plan for employees who elected to participate prior to 1991, and an unfunded, nonqualified pension plan for certain eligible employees. For participants in the contributory pension plan, we also maintain a postretirement benefit plan for those retirees eligible to participate in health care and life insurance benefits generally until they reach age 65. Participants may become eligible for these health care and life insurance benefits if they retire from our company between the ages of 55 and 65. The health care plan is contributory with participants' contributions subject to adjustment annually; the life insurance plan is non-contributory.

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$521	$498	$21	$21
Service cost	25	19	1	1
Interest cost	29	28	1	1
Plan participants' contributions	1	1	—	—
Actuarial loss	43	11	1	1
Benefits paid	(36)	(35)	(1)	(3)
Change in plan	—	(1)	—	—

Net benefit obligation at end of year	583	521	23	21

Change in Plan Assets
Fair value of plan assets at beginning of year	429	374	—	—
Actual return on plan assets	15	45	—	—
Employer contributions	40	45	1	3
Benefits paid	(36)	(35)	(1)	(3)

Fair value of plan assets at end of year	448	429	—	—

Funded status at end of year	$(135)	$(92)	$(23)	$(21)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(6)	$(5)	$(2)	$(2)
Other liabilities and deferred credits	(129)	(87)	(21)	(19)
Deferred tax assets	94	74	1	—
Accumulated other comprehensive loss	149	122	2	—
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	147	119	2	—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	2	3	—	—

Total	$149	$122	$2	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We estimate that the following amounts will be amortized from accumulated other comprehensive income into net periodic benefit cost during the year ending December 31, 2012:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$19	$—
Expense resulting from changes in plan provisions	1	—

        The accumulated benefit obligation for all pension plans was $531 million at December 31, 2011 and $479 million as of December 31, 2010.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets at December 31:

	2011	2010
	(Dollars in Millions)
Accumulated benefit obligation	$531	$62
Fair value of plan assets	448	—

        Information for pension plans with a projected benefit obligation in excess of plan assets at December 31:

	2011	2010
	(Dollars in Millions)
Projected benefit obligation	$583	$521
Fair value of plan assets	448	429

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$25	$19	$16	$1	$1	$—
Interest accrued on benefits earned in prior years	29	28	28	1	1	1
Expected return on plan assets	(34)	(32)	(30)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	(1)	—
Net amount resulting from changes in plan experience and actuarial assumptions	14	14	8	—	—	—

Net periodic benefit cost	$35	$30	$23	$2	$1	$1

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2011	2010	2011	2010
Discount rate—Qualified Plans	4.99%	5.59%	4.48%	4.99%
Discount rate—Non-Qualified Plans	4.92%	5.54%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2011	2010	2009	2011	2010	2009
Discount rate—Qualified Plan	5.59%	5.64%	6.06%	4.99%	5.21%	5.88%
Discount rate—Non-Qualified Plans	5.54%	5.63%	6.04%	—	—	—
Expected long-term return on plan assets	8.00%	8.25%	8.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        The following table provides assumed health care costs trend rates:

	2011	2010
Health care cost trend rate assumed for next year	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2017	2017

Plan Assets

        Our investment policy includes various guidelines and procedures designed to ensure we invest assets in a manner necessary to meet expected future benefits earned by participants. The investment guidelines consider a broad range of economic conditions. Central to the policy are target allocation ranges by major asset categories. The policy range for plan assets are 20% to 60% equity securities, 30% to 50% debt securities, 0% to 40% alternatives and other types of investments.

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

        The fair value measurements of the plan assets as of December 31, 2011 were as follows:

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2011
	(Dollars in millions)
Asset Category
Common collective trusts
Cash	$3	$3	$—	$—	1%
Equity securities:
U.S. large-cap	75	—	75	—	17%
U.S. mid-cap growth	17	—	17	—	3%
International large-cap value	92	—	92	—	21%
Domestic real estate	23	—	23	—	5%
Fixed income	165	—	165	—	37%
Partnership and joint venture interests	30	—	—	30	7%
Insurance contracts at contract value	2	—	2	—	—%
Other types of investments	41	—	41	—	9%

Total	$448	$3	$415	$30	100%

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value measurements of the plan assets as of December 31, 2010 were as follows:

	Fair Value Measurements as of Balance at December 31, 2010
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2011
	(Dollars in millions)
Asset Category
Common collective trusts
Cash	$1	$1	$—	$—	—%
Equity securities:
U.S. large-cap	125	—	125	—	29%
U.S. mid-cap growth	34	—	34	—	8%
International large-cap value	60	—	60	—	14%
Domestic real estate	20	—	20	—	5%
Fixed income	159	—	159	—	37%
Partnership and joint venture interests	28	— —	—	28	7%
Insurance contracts at contract value	2	—	2	—	—%

Total	$429	$1	$400	$28	100%

        There were no shares of our common stock included in plan assets as of December 31, 2011 and 2010.

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2010 and 2011 due to the following:

Partnerships and Joint Venture Interests
(Dollars in Millions)
Balance as of January 1, 2010	$21
Unrealized gains	4
Purchases and sales	3

Balance as of December 31, 2010	28
Realized losses	(1)
Unrealized gains	5
Purchases and sales	(2)

Balance at December 31, 2011	$30

Cash Flows

  Contributions

        We expect to contribute approximately $15 million to our qualified pension plans and make payments of $6 million to our nonqualified pension plan participants in 2012.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2012	$44	$2
2013	47	2
2014	49	2
2015	45	2
2016	47	2
2017-2021	260	11

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $28 million in 2011, $23 million in 2010 and $16 million in 2009.

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

Note 14: Stockholders' Equity

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation, as amended in April 2011, provides for the following capital stock: Class A common stock, par value $0.01 per share, 3,947,000,000 shares authorized; Class B common stock, par value $0.01 per share, 3,000,000 shares authorized; and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. As of December 31, 2011, there were no shares outstanding of the Class B common stock or preferred stock.

        Following completion of the Liberty Transaction in November 2009, DIRECTV had two classes of common stock outstanding: Class A common stock and Class B common stock. As discussed in more detail below, in April 2010, we entered into an agreement with the Malones, under which they exchanged 21.8 million shares of Class B common stock, which was all of the outstanding Class B shares, for Class A common stock. The DIRECTV Class A common stock is entitled to one vote per share and trades on the NASDAQ Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV Group common stock has been delisted and no longer trades on NASDAQ. The DIRECTV Class B common stock was entitled to fifteen votes per common share and was not listed on any stock exchange or automated dealer quotation system.

Malone Transaction

        In April 2010, we entered into an agreement with the Malones, under which they exchanged 21.8 million shares of high-vote Class B common stock, which was all of the outstanding Class B shares, for 26.5 million shares of Class A common stock, resulting in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3%. The number of Class A shares issued was determined as follows: one share of Class A common stock for each share of Class B common stock held, plus an additional number of Class A shares with a fair value of $160 million based on the then current market price of the Class A common stock. We accounted for the common stock exchange pursuant to accounting standards for induced conversions, as described in Note 15 of the Notes to the Consolidated Financial Statements. There have been no Class B shares outstanding since the completion of the Malone Transaction on June 16, 2010.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the year ended December 31, 2010.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2011	2010	2009
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,455	$5,179	$1,696
Average price per share	45.78	38.20	23.79
Number of shares repurchased and retired	119	136	71

        Of the $5,455 million in repurchases during the year ended December 31, 2011, $27 million were paid for in January 2012. Of the $5,179 million in repurchases during the year ended December 31, 2010, $68 million were paid for in January 2011. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

Other Comprehensive Income

        The following represents the components of OCI, net of taxes, for the years ended December 31:

	2011			2010			2009
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Amortization of amounts resulting from changes in defined benefit plan experience and actuarial assumptions	$(49)	$(19)	$(30)	$13	$5	$8	$(3)	$(1)	$(2)
Amortization of amounts resulting from changes in defined benefit plan provisions	2	1	1	—	—	—	—	—	—
Cumulative effect of change in functional currency at Sky Brazil	—	—	—	—	—	—	(181)	(69)	(112)
Foreign currency translation activity during the period	(153)	(59)	(94)	32	12	20	290	111	179
Unrealized holding gains (losses) on securities	(10)	(4)	(6)	6	2	4	11	4	7
Less: reclassification adjustment for net gains recognized during period	—	—	—	(5)	(2)	(3)	—	—	—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represent the components of "Accumulated other comprehensive loss" in our Consolidated Balance Sheets as of December 31:

	2011	2010
	(Dollars in Millions)
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of tax	$(149)	$(119)
Unamortized amount resulting from changes in defined benefit plan provisions, net of tax	(2)	(3)
Accumulated unrealized gains on securities, net of tax	3	9
Accumulated foreign currency translation adjustments	(8)	86

Total accumulated other comprehensive loss	$(156)	$(27)

Note 15: Earnings Per Common Share

        Earnings per share has been computed using the number of outstanding shares of DIRECTV Group common stock from January 1, 2009 through November 19, 2009, and based on the outstanding shares of DIRECTV Class A common stock from November 20, 2009 through December 31, 2011 and Class B common stock from November 20, 2009 through June 16, 2010. See Note 4 for additional information regarding the Liberty Transaction and Note 14 for additional information regarding the Malone Transaction.

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from restricted stock units and common stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options and the incremental income tax benefit or liability as if the awards were exercised or distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. The following table sets forth the number of common stock options excluded from the computation of diluted EPS because the options' exercise prices were greater than the average market price of our common stock during the years presented:

	December 31,
	2011	2010	2009
	(Shares in Millions)
Common stock options excluded	—	—	16

        No DIRECTV Class B common stock options have been issued.

        From November 20, 2009 to June 16, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the DIRECTV Class A and DIRECTV Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. After the close of the Malone Transaction we allocate all net income attributable to DIRECTV to the DIRECTV Class A stockholders. At the close of the transaction, we exchanged 21.8 million shares of DIRECTV Class B common stock, which represented all of the issued and outstanding DIRECTV Class B common stock, for 26.5 million shares of DIRECTV Class A common stock. We determined the number of shares of DIRECTV Class A common stock to be exchanged as follows: one share of DIRECTV Class A common stock for each share of DIRECTV Class B common stock held, plus an additional number of DIRECTV Class A shares with a fair value of $160 million based on the market price of the DIRECTV Class A common stock at the time of the agreement on April 6, 2010. We included the $160 million in income attributable to DIRECTV Class B common stockholders. For the years ended December 31, 2011, 2010 and 2009, there were no dilutive securities outstanding for the DIRECTV Class B common stock. See Note 14 of the Notes to the Consolidated Financial Statements for a further discussion of the Malone Transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2011:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders	$2,609	$747	$3.49
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders	$2,609	$752	$3.47

Year Ended December 31, 2010:
DIRECTV Class A Common Stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders	$2,014	$870	$2.31
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders	$2,014	$876	$2.30

DIRECTV Class B Common Stock:
Basic and diluted EPS
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	$22	$8.44

Year Ended December 31, 2009:
DIRECTV Class A Common Stock (DIRECTV Group common stock for period from January 1, 2009 through November 19, 2009) :
Basic EPS
Net income attributable to DIRECTV	$942	$982	$0.96
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	7	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$942	$989	$0.95

DIRECTV Class B Common Stock:
Net income attributable to DIRECTV Class B common stockholders	$—	$22	$(0.02)

Note 16: Share-Based Payment

        As a result of the Liberty Transaction completed on November 19, 2009, DIRECTV assumed share based payment awards granted under plans of both the DIRECTV Group and LEI. See Note 4 for additional information regarding the Liberty Transaction.

        Under The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV Group stockholders on June 5, 2007, shares, rights or options to acquire up to 21 million shares of common stock plus the number of shares that were granted under a former plan but which, after December 22, 2003 are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 4, 2017, subject to the approval of the Compensation Committee of our Board of Directors.

        As part of the Liberty Transaction on November 19, 2009, we assumed the Liberty Entertainment Transitional Stock Plan, or the LEI Plan. Under the LEI Plan, we assumed 16.7 million stock options and stock appreciation rights, or SARs, and issued 1.1 million shares of Class A common stock to holders of restricted stock units issued under the LEI Plan. We are authorized to issue shares,

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

rights or options to acquire up to 21 million shares of common stock under the LEI Plan. Equity instruments from the LEI Plan that are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us will be authorized for grant subject to the approval of the Compensation Committee of our Board of Directors.

        Under both the DIRECTV Plan and the LEI Plan, we issue new shares of our Class A common stock when restricted stock units are distributed and when stock options are exercised.

  Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plans to certain of our employees and executives. Annual awards are mostly performance based, vest over three years and provide for final payments in shares of our Class A common stock. Final payment can be reduced or increased from the target award amounts based on our performance over a three-year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our Class A common shares on the date of grant.

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2011	8,217,559	$25.74
Granted	2,387,908	41.14
Vested and distributed	(2,723,303)	23.40
Forfeited	(286,272)	33.05

Nonvested at December 31, 2011	7,595,892	$31.35

Vested and expected to vest at December 31, 2011	7,374,625	$31.35

        The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2010 was $30.83. The weighted average grant-date fair value of restricted stock units granted during the year ended December 31, 2009 was $21.57.

        The total fair value of restricted stock units vested and distributed was $125 million during the year ended December 31, 2011, $81 million during the year ended December 31, 2010 and $52 million during the year ended December 31, 2009.

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

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
				(in millions)
Outstanding at January 1, 2011	4,552,677	$23.41
Exercised	(1,156,494)	23.26
Forfeited or expired	(31,673)	45.48

Outstanding at December 31, 2011	3,364,510	$23.21	6.4	$66

Vested and expected to vest at December 31, 2011	3,364,510	$23.21	6.4	$66

Exercisable at December 31, 2011	3,027,477	$22.04	6.2	$63

        The total intrinsic value of options exercised was $24 million during the year ended December 31, 2011, $221 million during the year ended December 31, 2010 and $144 million during the year ended December 31, 2009, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted average fair value as of November 19, 2009 of the 16.7 million stock options and stock appreciation rights assumed under the LEI Plan as part of the Liberty Transaction using the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

November 19, 2009
Average estimated fair value per equity instrument assumed	$14.17
Average exercise price per equity instrument assumed	$18.90
Expected stock volatility	24.7%
Range of risk-free interest rates	0.16 - 2.87%
Range of expected option lives (in years)	0.7 - 7.5

        The intrinsic value of awards assumed under the LEI Plan which were exercised was $8 million during the year ended December 31, 2011, $145 million during the year ended December 31, 2010 and $87 million during the year ended December 31, 2009.

        The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed on November 19, 2009, 8.8 million were held by persons other than employees or directors. As of December 31, 2010, there were 1.0 million non-employee awards outstanding with a fair value of approximately $22 million. As of December 31, 2011, 0.6 million non-employee awards remained outstanding with a fair value of approximately $15 million. We recorded net losses of $4 million during the year ended December 31, 2011 and $11 million during the year ended December 31, 2010 to "Other, net" in the Consolidated Statements of Operations for gains and losses recognized for exercised options and the adjustment of the liability to fair value. We recorded a net loss of $6 million during the year ended December 31, 2009 to "Liberty transaction and related gains (charges)" in the Consolidated Statements of Operations for gains and losses recognized for exercised options and the adjustment of the liability to fair value.

        The following table presents the estimated weighted average fair value as of December 31, 2011, 2010 and 2009 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on the contractual life of the awards.

	December 31, 2011	December 31, 2010	December 31, 2009
Average estimated fair value per equity instrument assumed	$26.63	$22.52	$15.19
Average exercise price per equity instrument assumed	$16.51	$19.34	$20.06
Expected stock volatility	27.5%	26.5%	25.2%
Range of risk-free interest rates	0.06 - .83%	0.07 - 2.01%	0.19 - 3.34%
Range of expected option lives (in years)	0.5 - 5.4	0.1 - 6.4	0.6 - 7.4

        The following table presents the estimated weighted average fair value for the 1.0 million stock options granted during the year ended December 31, 2010 under the DIRECTV Plan using the Black-Scholes valuation model along with the assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

2010
Estimated fair value per option granted	$12.36
Average exercise price per option granted	$33.74
Expected stock volatility	26.9%
Risk-free interest rate	3.35%
Expected option life (in years)	7.0

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        There were no stock options granted under the DIRECTV Plan during the years ended December 31, 2011 and December 31, 2009.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Share-based compensation expense recognized	$103	$82	$55
Tax benefits associated with share-based compensation expense	40	31	21
Actual tax benefits realized for the deduction of share-based compensation expense	54	60	42
Proceeds received from stock options exercised	—	38	35

        As of December 31, 2011, there was $98 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $71 million in 2012 and $27 million in 2013.

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

Note 17: Other Income and Expenses

        The following table summarizes the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2011	2010	2009
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$109	$90	$51
Net foreign currency transaction gain (loss)	(50)	11	62
Loss from impairment of investments	—	—	(45)
Fair-value adjustment loss on non-employee stock awards	(4)	(11)	—
Loss on early extinguishment of debt	(25)	(16)	(34)
Net gain from sale of investments	63	6	—
Other	(9)	(11)	—

Total other, net	$84	$69	$34

        See Note 8 regarding equity method investments and net gains and losses recorded on the sale of investments.

Note 18: Related-Party Transactions

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

Liberty Media, Liberty Global and Discovery Communications

        As discussed above in Note 14 of the Notes to the Consolidated Financial Statements, on June 16, 2010, we completed the Malone Transaction, which resulted in the reduction of the Malones' voting interest in DIRECTV from

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

approximately 24% to approximately 3% and Dr. Malone's resignation from our Board of Directors.

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

        The following table summarizes sales and purchase transactions with related parties:

	2011	2010	2009
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$26	$56
Discovery Communications, Liberty Global and affiliates	—	5	11
Globo and other	6	13	10

Total	$6	$44	$77

Purchases:
Liberty Media and affiliates	$—	$143	$358
Discovery Communications, Liberty Global and affiliates	—	128	255
Globo and other	845	622	504

Total	$845	$893	$1,117

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2011	2010
	(Dollars in Millions)
Accounts receivable	$1	$2
Accounts payable	96	80

        The accounts receivable and accounts payable balances as of December 31, 2011 and 2010 are primarily related to Globo and companies in which we hold equity method investments.

Note 19: Segment Reporting

        Our three reportable segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S. and DIRECTV Latin America, which acquire, promote, sell and/or distribute digital entertainment programming via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produces its own local programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Selected information for our operating segments is reported as follows:

	DIRECTV U.S.	DIRECTV Latin America	Sports Networks, Eliminations and Other	Total
	(Dollars in millions)
2011
External revenues	$21,864	$5,096	$266	$27,226
Intersegment revenues	8	—	(8)	—

Revenues	$21,872	$5,096	$258	$27,226

Operating profit	$3,702	$916	$11	$4,629
Add: Depreciation and amortization expense	1,587	747	15	2,349

Operating profit before depreciation and amortization (1)	$5,289	$1,663	$26	$6,978

Segment assets	$11,796	$5,264	$1,363	$18,423
Capital expenditures	1,736	1,428	6	3,170
2010
External revenues	$20,261	$3,597	$244	$24,102
Intersegment revenues	7	—	(7)	—

Revenues	$20,268	$3,597	$237	$24,102

Operating profit (loss)	$3,290	$623	$(17)	$3,896
Add: Depreciation and amortization expense	1,926	541	15	2,482

Operating profit (loss) before depreciation and amortization (1)	$5,216	$1,164	$(2)	$6,378

Segment assets	$11,400	$4,696	$1,813	$17,909
Capital expenditures	1,557	857	2	2,416
2009
External revenues	$18,664	$2,878	$23	$21,565
Intersegment revenues	7	—	(7)	—

Revenues	$18,671	$2,878	$16	$21,565

Operating profit (loss)	$2,410	$331	$(68)	$2,673
Add: Depreciation and amortization expense	2,275	366	(1)	2,640

Operating profit (loss) before depreciation and amortization (1)	$4,685	$697	$(69)	$5,313

Segment assets	$12,408	$3,772	$2,080	$18,260
Capital expenditures	1,485	584	2	2,071

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in Millions)
Operating profit before depreciation and amortization	$6,978	$6,378	$5,313
Depreciation and amortization expense	(2,349)	(2,482)	(2,640)

Operating profit	4,629	3,896	2,673
Interest income	34	39	41
Interest expense	(763)	(557)	(423)
Liberty transaction and related gains (charges)	—	67	(491)
Other, net	84	69	34

Income before income taxes	3,984	3,514	1,834
Income tax expense	(1,348)	(1,202)	(827)

Net income	2,636	2,312	1,007
Less: Net income attributable to noncontrolling interests	(27)	(114)	(65)

Net income attributable to DIRECTV	$2,609	$2,198	$942

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2011		2010		2009
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$22,310	$5,267	$20,684	$4,987	$18,844	$5,247

Latin America and the Caribbean
Brazil	3,020	1,423	2,013	1,060	1,416	742
Other	1,896	748	1,405	632	1,305	487

Total Latin America and the Caribbean	4,916	2,171	3,418	1,692	2,721	1,229

Total	$27,226	$7,438	$24,102	$6,679	$21,565	$6,476

Note 20: Commitments and Contingencies

Commitments

        At December 31, 2011, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $846 million, payable as follows: $73 million in 2012, $78 million in 2013, $65 million in 2014, $67 million in 2015, $70 million in 2016 and $493 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $99 million in 2011, $78 million in 2010 and $72 million in 2009.

        At December 31, 2011, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $8,258 million, payable as follows: $2,409 million in 2012, $1,957 million in 2013, $1,552 million in 2014, $916 million in 2015, $238 million in 2016 and $1,186 million thereafter.

  Satellite Commitments

        DIRECTV U.S. has entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014 and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide additional HD, replacement, and backup capacity for DIRECTV U.S. Additionally, DIRECTV Latin America has entered into a contract for the lease of two satellites for PanAmericana: ISDLA-1, which we expect to launch in the fourth quarter of 2014 and ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1. As a part of the lease agreement for ISDLA-1 and ISDLA-2, which we expect to account for as a capital lease, we are required to make prepayments prior to the launch of the satellites and commencement of the lease. Prepayments related to this agreement totaled $104 million and are included as "Cash paid for satellites" in the Consolidated Statements of Cash Flows for the year ended December 31, 2011.

        Total future cash payments under these agreements aggregate to $1,646 million, payable as follows: $340 million in 2012, $308 million in 2013, $174 million in 2014, $116 million in 2015, $50 million in 2016 and $658 million thereafter.

Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brazil in 2006, our partner who holds the remaining 7% interest, Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brazil. Upon exercising this right, the fair value of Sky Brazil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brazil shares in cash, shares of our common stock or a combination of both. As of December 31, 2011, we estimated that Globo's remaining 7% equity interest in Sky Brazil had a fair value of approximately

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

$265 million based on the valuation performed by the independent investment bank. As of December 31, 2010 we estimated that Globo's 7% equity interest in Sky Brazil had a fair value of approximately $224 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

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

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate. We have not been able to consistently exchange Venezuelan bolivars fuerte into U.S. dollars at the official rate and as a result, we have relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances prior to its close. The rates implied by transactions in the parallel market, which was closed in May 2010, were significantly higher than the official rate (6 to 7 bolivars fuerte per U.S. dollar). As a result, we recorded a $22 million charge in 2010 and a $213 million charge in 2009 in "General and administrative expenses" in the Consolidated Statements of Operations in connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        As a result of the closing of the parallel exchange process in May 2010, we have been unable to repatriate excess cash balances and as a result, we have realized no charges for the repatriation of cash in 2011. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar fuerte, we may recognize a charge to earnings based on the amount of bolivar fuerte denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation. These conditions are also expected to affect growth in our Venezuelan business which is dependent on our ability to purchase set-top boxes and other components using U.S. dollars.

        Using the official 4.3 bolivars fuerte per U.S. dollar exchange rate as of December 31, 2011, our Venezuelan subsidiary had Venezuelan bolivar fuerte denominated net monetary assets of $285 million, including cash of $401 million as of December 31, 2011.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2011. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    In December, 2000, Pegasus Development Corporation, or Pegasus, and Personalized Media Communications L.L.C., or PMC, filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc., and Philips Electronics North America Corporation. The suit alleged infringement of certain

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

claims of seven United States patents and sought an injunction and a monetary award including damages for infringement, interest, costs, and attorney's fees. In May, 2003, the suit was stayed pending reexamination by the United States Patent and Trademark Office of certain claims of the asserted patents. The stay was lifted in November, 2011, and trial is presently scheduled for November, 2013. The suit now involves claims of four of the seven patents originally asserted, all of which have expired, and the validity and infringement of which are disputed by DIRECTV.

        Other Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that at least some potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending, some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Our motions to compel arbitration have been granted in all of the federal cases, except as to claims seeking injunctive relief under California statutes. The denial of our motion as to those claims is currently on appeal. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

reversed an accrual for the uncertain tax position and recorded a net benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2011, the net book value of in-orbit satellites was $1,913 million, all of which was uninsured.

        During the third quarter of 2011, the propulsion system used to maintain DIRECTV U.S.' D10 satellite's position in orbit temporarily ceased to function. If the propulsion system were to permanently fail, we would be required to de-orbit the satellite and record an impairment charge for its remaining book value, which was approximately $267 million at December 31, 2011. DIRECTV U.S. currently has sufficient backup capacity to continue broadcasting most of the channels broadcast from this satellite; however, we would lose some of our HD pay-per-view channels if this satellite has to be de-orbited before additional capacity becomes available. We do not believe the loss of such channels would materially affect our results of operations or financial position.

  Other

        As of December 31, 2011, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $136 million, primarily related to a judicial deposit in Brazil for the ECAD matter discussed above.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 21: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for 2011 and 2010:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2011 Quarters
Revenues	$6,319	$6,600	$6,844	$7,463
Operating profit	1,155	1,230	1,030	1,214
Net income attributable to DIRECTV	674	701	516	718
Basic earnings attributable to DIRECTV Class A stockholders per common share	0.85	0.92	0.70	1.02
Diluted earnings attributable to DIRECTV Class A stockholders per common share	0.85	0.91	0.70	1.02
2010 Quarters
Revenues	$5,608	$5,848	$6,025	$6,621
Operating profit	956	1,010	868	1,062
Net income attributable to DIRECTV	558	543	479	618
Basic earnings attributable to DIRECTV Class A stockholders per common share	0.60	0.42	0.56	0.75
Diluted earnings attributable to DIRECTV Class A stockholders per common share	0.59	0.42	0.55	0.74
Basic and diluted earnings attributable to DIRECTV Class B stockholders per common share, including $160 million exchange inducement value for the Malone Transaction	0.60	7.84	—	—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 22: Condensed Consolidating Financial Statements

        As discussed above in Note 10, on November 14, 2011, DIRECTV provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc, or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009, and the condensed consolidating balance sheets as of December 31, 2011 and December 31, 2010.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect wholly-owned subsidiaries, DIRECTV Holdings together with DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. Prior to the completion of the Liberty Transaction on November 19, 2009, The DIRECTV Group, Inc. was the parent registrant and has been included as the Parent Guarantor in these condensed consolidating financial statements for periods prior to that date as if the guarantee had been in place at that time. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's direct-to-home digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries. Subsequent to the completion of the Liberty Transaction, the Non-Guarantor Subsidiaries also includes DIRECTV Sports Networks LLC and its subsidiaries which are comprised primarily of three regional sports television networks.

        The accompanying condensed consolidating financial statements are presented based on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries' cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances, and income taxes.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$682	$21,872	$5,422	$(750)	$27,226
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	9,799	1,916	(60)	11,655
Subscriber service expenses	—	—	1,435	476	—	1,911
Broadcast operations expenses	—	—	300	96	(7)	389
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,794	596	—	3,390
Upgrade and retention costs	—	—	1,209	118	—	1,327
General and administrative expenses	11	—	1,729	519	(683)	1,576
Depreciation and amortization expense	—	—	1,587	762	—	2,349

Total operating costs and expenses	11	—	18,853	4,483	(750)	22,597

Operating profit (loss)	(11)	682	3,019	939	—	4,629
Equity in income of consolidated subsidiaries	2,622	1,947	—	—	(4,569)	—
Interest income	—	—	1	44	(11)	34
Interest expense	—	(692)	(4)	(78)	11	(763)
Other, net	(4)	(25)	60	53	—	84

Income before income taxes	2,607	1,912	3,076	958	(4,569)	3,984
Income tax benefit (expense)	2	13	(1,129)	(234)	—	(1,348)

Net income	2,609	1,925	1,947	724	(4,569)	2,636
Less: Net income attributable to noncontrolling interest	—	—	—	(27)	—	(27)

Net income attributable to DIRECTV	$2,609	$1,925	$1,947	$697	$(4,569)	$2,609

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$463	$20,268	$3,895	$(524)	$24,102
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,699	1,428	(53)	10,074
Subscriber service expenses	—	—	1,340	341	—	1,681
Broadcast operations expenses	—	—	273	84	(7)	350
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,631	374	—	3,005
Upgrade and retention costs	—	—	1,106	63	—	1,169
General and administrative expenses	24	—	1,466	419	(464)	1,445
Depreciation and amortization expense	—	—	1,926	556	—	2,482

Total operating costs and expenses	24	—	17,441	3,265	(524)	20,206

Operating profit (loss)	(24)	463	2,827	630	—	3,896
Equity in income of consolidated subsidiaries	2,219	1,835	—	—	(4,054)	—
Interest income	1	1	4	44	(11)	39
Interest expense	—	(480)	(8)	(80)	11	(557)
Liberty transaction and related gains	—	—	—	67	—	67
Other, net	(10)	(25)	20	84	—	69

Income before income taxes	2,186	1,794	2,843	745	(4,054)	3,514
Income tax benefit (expense)	12	14	(1,008)	(220)	—	(1,202)

Net income	2,198	1,808	1,835	525	(4,054)	2,312
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net income attributable to DIRECTV	$2,198	$1,808	$1,835	$411	$(4,054)	$2,198

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$332	$18,671	$2,907	$(345)	$21,565
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,027	1,043	(6)	9,064
Subscriber service expenses	—	—	1,268	257	—	1,525
Broadcast operations expenses	—	—	274	74	(7)	341
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,478	295	—	2,773
Upgrade and retention costs	—	—	1,045	47	—	1,092
General and administrative expenses	69	—	1,226	494	(332)	1,457
Depreciation and amortization expense	2	—	2,275	363	—	2,640

Total operating costs and expenses	71	—	16,593	2,573	(345)	18,892

Operating profit (loss)	(71)	332	2,078	334	—	2,673
Equity in income of consolidated subsidiaries	1,162	1,029	—	—	(2,191)	—
Interest income	12	4	—	38	(13)	41
Interest expense	(2)	(335)	(13)	(86)	13	(423)
Liberty transaction and related charges	(384)	—	—	(107)	—	(491)
Other, net	(1)	(34)	17	52	—	34

Income before income taxes	716	996	2,082	231	(2,191)	1,834
Income tax benefit (expense)	226	16	(1,053)	(16)	—	(827)

Net income	942	1,012	1,029	215	(2,191)	1,007
Less: Net income attributable to noncontrolling interest	—	—	—	(65)	—	(65)

Net income attributable to DIRECTV	$942	$1,012	$1,029	$150	$(2,191)	$942

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet

As of December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$404	$533	$2,514	$1,360	$(570)	$4,241
Satellites, net	—	—	1,724	497	(6)	2,215
Property and equipment, net	—	—	3,084	2,139	—	5,223
Goodwill	—	1,828	1,349	920	—	4,097
Intangible assets, net	—	—	461	448	—	909
Intercompany assets	(1,764)	16,068	11,427	(4,490)	(21,241)	—
Other assets	74	64	256	1,424	(80)	1,738

Total assets	$(1,286)	$18,493	$20,815	$2,298	$(21,897)	$18,423

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$68	$204	$3,413	$1,347	$(289)	$4,743
Long-term debt	—	13,464	—	—	—	13,464
Deferred income taxes	—	—	1,321	531	(81)	1,771
Intercompany liabilities	1,202	11,582	3,865	5,938	(22,587)	—
Other liabilities and deferred credits	551	82	159	495	—	1,287
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,799	11	4,684	(561)	(4,134)	4,799
Retained earnings (accumulated deficit)	(7,750)	(6,850)	7,373	(5,703)	5,180	(7,750)
Accumulated other comprehensive loss	(156)	—	—	(14)	14	(156)

Total stockholders' equity (deficit)	(3,107)	(6,839)	12,057	(6,278)	1,060	(3,107)

Total liabilities and stockholders' equity (deficit)	$(1,286)	$18,493	$20,815	$2,298	$(21,897)	$18,423

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet

As of December 31, 2010

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$576	$750	$2,104	$1,139	$(316)	$4,253
Satellites, net	—	—	1,794	453	(12)	2,235
Property and equipment, net	—	—	2,832	1,612	—	4,444
Goodwill	—	1,828	1,348	972	—	4,148
Intangible assets, net	—	—	495	579	—	1,074
Intercompany assets	650	12,804	8,650	(1,520)	(20,584)	—
Other assets	54	49	220	1,482	(50)	1,755

Total assets	$1,280	$15,431	$17,443	$4,717	$(20,962)	$17,909

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$103	$142	$3,231	$1,245	$(271)	$4,450
Long-term debt	—	10,472	—	—	—	10,472
Deferred income taxes	—	—	906	813	(49)	1,670
Intercompany liabilities	888	8,310	3,026	5,619	(17,843)	—
Other liabilities and deferred credits	483	71	219	514	—	1,287
Redeemable noncontrolling interest	—	—	—	224	—	224
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	5,563	7	4,579	4,684	(9,270)	5,563
Retained earnings (accumulated deficit)	(5,730)	(3,571)	5,482	(8,478)	6,567	(5,730)
Accumulated other comprehensive income (loss)	(27)	—	—	96	(96)	(27)

Total stockholders' equity (deficit)	(194)	(3,564)	10,061	(3,698)	(2,799)	(194)

Total liabilities and stockholders' equity (deficit)	$1,280	$15,431	$17,443	$4,717	$(20,962)	$17,909

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,831	$1,835	$1,745	$1,537	$(1,763)	$5,185

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,595)	(1,329)	—	(2,924)
Cash paid for satellites	(1)	—	(141)	(104)	—	(246)
Investment in companies, net of cash acquired	—	—	(11)	—	—	(11)
Proceeds from sale of investments	—	—	55	61	—	116
Return of capital from subsidiary	3,487	—	—	—	(3,487)	—
Other, net	—	—	1	42	—	43

Net cash provided by (used in) investing activities	3,486	—	(1,691)	(1,330)	(3,487)	(3,022)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,990	—	—	—	3,990
Debt issuance costs	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(66)	(118)	—	(184)
Common shares repurchased and retired	(5,496)	—	—	—	—	(5,496)
Taxes paid in lieu of shares issued for share-based compensation	(5)	—	(29)	(24)	—	(58)
Excess tax benefit from share-based compensation	—	—	21	4	—	25
Intercompany payments (funding)	(134)	—	20	114	—	—
Cash dividend to Parent	—	(5,250)	—	—	5,250	—

Net cash used in financing activities	(5,635)	(2,290)	(54)	(63)	5,250	(2,792)

Net increase (decrease) in cash and cash equivalents	(318)	(455)	—	144	—	(629)
Cash and cash equivalents at beginning of the period	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the period	$129	$228	$4	$512	$—	$873

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$3,952	$2,263	$1,678	$(607)	$(2,080)	$5,206

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,444)	(859)	—	(2,303)
Cash paid for satellites	—	—	(113)	—	—	(113)
Investment in companies, net of cash acquired	—	—	(1)	(616)	—	(617)
Proceeds from sale of investments	—	—	—	9	—	9
Return of capital from subsidiary	4,820	—	—	—	(4,820)	—
Other, net	—	—	3	(78)	—	(75)

Net cash provided by (used in) investing activities	4,820	—	(1,555)	(1,544)	(4,820)	(3,099)

Cash flows from financing activities
Cash proceeds from debt issuance	—	5,978	—	—	—	5,978
Debt issuance costs	—	(44)	—	—	—	(44)
Repayment of long-term debt	—	(2,323)	—	—	—	(2,323)
Proceeds from short-term borrowings	—	—	—	38	—	38
Repayment of collar loan and equity collars	—	—	—	(1,537)	—	(1,537)
Repayment of other long-term obligations	—	—	(99)	(28)	—	(127)
Common shares repurchased and retired	(5,111)	—	—	—	—	(5,111)
Stock options exercised	38	—	—	—	—	38
Taxes paid in lieu of shares issued for share-based compensation	(58)	—	(38)	(22)	—	(118)
Excess tax benefit from share-based compensation	—	—	9	2	—	11
Dividends paid to redeemable noncontrolling interest	—	—	—	(15)	—	(15)
Intercompany payments (funding)	(3,751)	—	2	3,749	—	—
Cash dividend to Parent	—	(6,900)	—	—	6,900	—

Net cash provided by (used in) financing activities	(8,882)	(3,289)	(126)	2,187	6,900	(3,210)

Net increase (decrease) in cash and cash equivalents	(110)	(1,026)	(3)	36	—	(1,103)
Cash and cash equivalents at beginning of the period	557	1,709	7	332	—	2,605

Cash and cash equivalents at the end of the period	$447	$683	$4	$368	$—	$1,502

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$(564)	$2,108	$1,605	$2,406	$(1,124)	$4,431

Cash flows from investing activities
Cash paid for property and equipment	(1)	—	(1,426)	(585)	—	(2,012)
Cash paid for satellites	—	—	(59)	—	—	(59)
Cash paid for Liberty transaction, net of cash acquired	(153)	—	—	56	—	(97)
Investment in companies, net of cash acquired	(5)	—	(11)	(21)	—	(37)
Return of capital from subsidiary	1,376	—	—	—	(1,376)	—
Other, net	—	—	—	11	—	11

Net cash provided by (used in) investing activities	1,217	—	(1,496)	(539)	(1,376)	(2,194)

Cash flows from financing activities
Cash proceeds from debt issuance	—	1,990	—	—	—	1,990
Debt issuance costs	—	(14)	—	—	—	(14)
Repayment of long-term debt	—	(1,018)	—	—	—	(1,018)
Repayment of collar loan and equity collars	—	—	—	(751)	—	(751)
Repayment of other long-term obligations	—	—	(90)	(26)	—	(116)
Common shares repurchased and retired	(1,696)	—	—	—	—	(1,696)
Stock options exercised	35	—	—	—	—	35
Taxes paid in lieu of shares issued for share-based compensation	(35)	—	(24)	(13)	—	(72)
Excess tax benefit from share-based compensation	—	—	4	1	—	5
Intercompany payments (funding)	1,064	—	2	(1,066)	—	—
Cash dividend to Parent	—	(2,500)	—	—	2,500	—

Net cash used in financing activities	(632)	(1,542)	(108)	(1,855)	2,500	(1,637)

Net increase (decrease) in cash and cash equivalents	21	566	1	12	—	600
Cash and cash equivalents at beginning of the period	536	1,143	6	320	—	2,005

Cash and cash equivalents at the end of the period	$557	$1,709	$7	$332	$—	$2,605

***

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2011.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment and those criteria, management believes that, as of December 31, 2011, our internal control over financial reporting is effective.

DIRECTV

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 22, 2012

***

DIRECTV

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from DIRECTV's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than March 23, 2012.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2011, 2010 and 2009	116
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	Second Amended and Restated Certificate of Incorporation of DIRECTV (incorporated by reference to Exhibit 3.1 to the Form 10-Q of DIRECTV filed May 6, 2011 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-Q of DIRECTV filed May 6, 2011 (SEC File No. 1-34554))
*4.1	Specimen form of certificate representing Class A Common Stock of DIRECTV
*4.2

Indenture dated as of May 14, 2008 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed May 16, 2008 (SEC File No. 333-106529))

*4.3	Form of 7 5/8% Senior Notes due 2016 (included in Exhibit 4.2)
*4.4

Indenture dated as of September 22, 2009 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529))

*4.5	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.4)
*4.6	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.4)

DIRECTV

Exhibit Number	Exhibit Name
*4.7

Indenture dated as of March 11, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529))

*4.8	Form of 3.550% Senior Notes due 2015 (included in Exhibit 4.7)
*4.9	Form of 5.200% Senior Notes due 2020 (included in Exhibit 4.7)
*4.10	Form of 6.35% Senior Notes due 2040 (included in Exhibit 4.7)
*4.11

Indenture dated as of August 17, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.12

First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.13	Form of 3.125% Senior Notes due 2016 (included in Exhibit 4.12)
*4.14	Form of 4.600% Senior Notes due 2021 (included in Exhibit 4.12)
*4.15	Form of 6.000% Senior Notes due 2040 (included in Exhibit 4.12)
*4.16

Second Supplemental Indenture, dated as of March 10, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529))

*4.17	Form of 3.500% Notes due 2016 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529))
*4.18	Form of 5.000% Notes due 2021 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529))
*4.19	Form of 6.375% Notes due 2041 (included in Exhibit 4.2) (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011 (SEC File No. 333-106529))
*10.1

Amended and Restated Agreement for the Allocation of United States Income Taxes, dated as of April 9, 2003, by and between General Motors Corporation and Hughes Electronics Corporation (incorporated by reference to Exhibit 99.3 to the Form S-4 of Hughes Electronics Corporation filed June 5, 2003 (SEC File No. 1-31945))

DIRECTV

Exhibit Number	Exhibit Name
*10.2

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group, Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (SEC File No. 1-31945))

*10.3

Credit Agreement dated as of February 7, 2011, by and among DIRECTV Holdings LLC and certain of DIRECTV Holdings LLC's subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the Credit Agreement, Barclays Capital, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, The Royal Bank Of Scotland PLC and UBS AG, Stamford Branch as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Capital, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS AG, Stamford Branch as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. filed February 10, 2011 (SEC File No. 333-106529))

*10.4

Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

†† **10.5	Amended and Restated DIRECTV Executive Deferred Compensation Plan
†† *10.6

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

†† *10.7	DIRECTV 2010 Stock Plan (incorporated by reference to Exhibit 99 of the Form S-8 of DIRECTV filed on February 14, 2011 (SEC file No. 1-34554))
†† *10.8	The Liberty Entertainment, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99(a) of the Form S-8 of DIRECTV filed on November 19, 2009 (SEC File No. 1-34554))
†† *10.9

The DIRECTV Group, Inc. Amended and Restated Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the The DIRECTV Group,  Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

†† *10.10	Summary Terms-2011 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 15, 2011 (SEC File No. 1-31945))
†† *10.11	Summary Terms-2012 Restricted Stock Unit Grants to applicable executive officers (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-34554))
†† *10.12	Summary Terms-2011 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 14, 2011 (SEC File No. 1-31945))
†† *10.13	Summary Terms-2012 Cash Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-34554))
†† *10.14	Summary Terms-2012 Stock Option Grant (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-31945))

DIRECTV

Exhibit Number	Exhibit Name
†† *10.15	DIRECTV Executive Severance Plan Document and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 27, 2012 (SEC File No. 1-34554))
†† *10.16	Employment Contract of Bruce Churchill dated as of July 1, 2009 (incorporated by reference to Exhibit 10.4 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.17	Employment Contract of Patrick T. Doyle dated as of July 1, 2009 (incorporated by reference to Exhibit 10.5 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.18	Employment Contract of Larry Hunter dated as of July 1, 2009 (incorporated by reference to Exhibit 10.6 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.19	Employment Contract of Romulo Pontual dated as of July 1, 2009 (incorporated by reference to Exhibit 10.7 of the Form 10-Q of The DIRECTV Group, Inc. filed on August 7, 2009 (SEC File No. 1-31945))
†† *10.20	Employment Contract of Michael Palkovic dated as of November 12, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on November 22, 2010 (SEC File No. 1-34554))
†† *10.21	Michael D. White Employment Agreement effective as of January 1, 2010 (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))
†† *10.22

DIRECTV Non-Qualified Stock Option Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

†† *10.23

DIRECTV Performance Stock Unit Award Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

*10.24

Voting, Standstill, Non-Competition and Non-Solicitation Agreement, dated as of May 3, 2009, by and among Liberty Media Corporation, DIRECTV, The DIRECTV Group, Inc., Liberty Entertainment, Inc., Greenlady Corporation, and Greenlady II, LLC (incorporated by reference to Exhibit 10.2 of the Form 8-K of The DIRECTV Group, Inc. filed on May 4, 2009 (SEC File No. 1-31945))

*10.25

Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009 (incorporated by reference to Exhibit 10.36 of the Form 10-K of DIRECTV filed on February 26, 2010 (SEC File No. 1-34554))

*10.26

Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554))

*10.27

Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q of DIRECTV filed on November 4, 2010 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
*10.28

Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554))

*10.29

Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))

*14.1	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009 (incorporated by reference to Exhibit 14.1 to the Form 10-K of DIRECTV filed on February 28, 2011 (SEC File No. 1-34554))
**21	Subsidiaries of the Registrant as of December 31, 2011
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts		Deductions		Balance at end of year
	(Dollars in Millions)
For the Year Ended December 31, 2011
Allowances Deducted from Assets
Accounts receivable	$(76)	$(309)	$(130	)(a)	$436	(b)	$(79)

For the Year Ended December 31, 2010
Allowances Deducted from Assets
Accounts receivable	$(56)	$(288)	$(255	)(a)	$523	(b)	$(76)

For the Year Ended December 31, 2009
Allowances Deducted from Assets
Accounts receivable	$(50)	$(240)	$(238	)(a)	$472	(b)	$(56)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV (Registrant)
Date: February 23, 2012
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 22nd day of February 2012 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ MICHAEL D. WHITE (Michael D. White)	Chairman of the Board of Directors, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ SAMUEL A. DIPIAZZA, JR. (Samuel A. DiPiazza, Jr.)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director
/s/ LORRIE M. NORRINGTON (Lorrie M. Norrington)	Director
/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ DAVID B. DILLON (David B. Dillon)	Director
/s/ DIXON R. DOLL (Dixon R. Doll)	Director

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.5	Amended and Restated DIRECTV Executive Deferred Compensation Plan
21	Subsidiaries of the Registrant as of December 31, 2011
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.