Form 10-Q
period 2012-03-31
DIRECTV
filed 2012-05-09
CIK 1465112

Use these links to rapidly review the document
DIRECTV TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
OR
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

        As of May 3, 2012, the registrant had outstanding 654,998,605 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,046	$6,319
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,964	2,593
Subscriber service expenses	499	449
Broadcast operations expenses	104	94
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	816	796
Upgrade and retention costs	343	281
General and administrative expenses	417	340
Depreciation and amortization expense	595	611

Total operating costs and expenses	5,738	5,164
Operating profit	1,308	1,155
Interest income	12	7
Interest expense	(204)	(172)
Other, net	41	42

Income before income taxes	1,157	1,032
Income tax expense	(416)	(349)

Net income	741	683
Less: Net income attributable to noncontrolling interest	(10)	(9)

Net income attributable to DIRECTV	$731	$674

Basic earnings attributable to DIRECTV per common share	$1.08	$0.85
Diluted earnings attributable to DIRECTV per common share	$1.07	$0.85
Weighted average number of common shares outstanding (in millions):
Basic	678	793
Diluted	681	797

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions)
Net income	$741	$683
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	20	16
Unrealized losses on securities	(1)	(3)

Other comprehensive income	19	13

Comprehensive income	760	696
Less: Comprehensive income attributable to noncontrolling interest	(12)	(10)

Comprehensive income attributable to DIRECTV	$748	$686

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2012	December 31, 2011
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$4,526	$873
Accounts receivable, net of allowances of $83 and $79	2,197	2,474
Inventories	285	280
Deferred income taxes	71	62
Prepaid expenses and other	368	552

Total current assets	7,447	4,241
Satellites, net	2,225	2,215
Property and equipment, net	5,493	5,223
Goodwill	4,109	4,097
Intangible assets, net	889	909
Investments and other assets	1,749	1,738

Total assets	$21,912	$18,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,188	$4,210
Unearned subscriber revenues and deferred credits	549	533
Current portion of long-term debt	1,500	—

Total current liabilities	6,237	4,743
Long-term debt	15,961	13,464
Deferred income taxes	1,796	1,771
Other liabilities and deferred credits	1,295	1,287
Commitments and contingencies
Redeemable noncontrolling interest	265	265
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,947,000,000 shares authorized, 664,796,472 and 691,306,695 shares issued and outstanding of Class A common stock at March 31, 2012 and December 31, 2011, respectively	4,617	4,799
Accumulated deficit	(8,122)	(7,750)
Accumulated other comprehensive loss	(137)	(156)

Total stockholders' deficit	(3,642)	(3,107)

Total liabilities and stockholders' deficit	$21,912	$18,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$741	$683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	595	611
Amortization of deferred revenues and deferred credits	(12)	(8)
Share-based compensation expense	27	22
Equity in earnings from unconsolidated affiliates	(33)	(25)
Net foreign currency transaction gain	(13)	(8)
Dividends received	—	45
Gain on sale of investments	—	(26)
Deferred income taxes	58	115
Excess tax benefit from share-based compensation	(28)	(24)
Other	22	14
Change in other operating assets and liabilities:
Accounts receivable	312	87
Inventories	(5)	(65)
Prepaid expenses and other	161	53
Accounts payable and accrued liabilities	(77)	(142)
Unearned subscriber revenue and deferred credits	16	(5)
Other, net	(1)	(18)

Net cash provided by operating activities	1,763	1,309

Cash Flows From Investing Activities
Cash paid for property and equipment	(753)	(613)
Cash paid for satellites	(58)	(31)
Proceeds from sale of investments	—	61
Other, net	25	39

Net cash used in investing activities	(786)	(544)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,996	3,990
Debt issuance costs	(23)	(28)
Repayment of long-term debt	—	(341)
Proceeds from borrowings under revolving credit facility	400	—
Repayment of borrowings under revolving credit facility	(400)	—
Repayment of short-term borrowings	—	(39)
Repayment of other long-term obligations	(13)	(120)
Common shares repurchased and retired	(1,260)	(1,405)
Taxes paid in lieu of shares issued for share-based compensation	(52)	(53)
Excess tax benefit from share-based compensation	28	24

Net cash provided by financing activities	2,676	2,028

Net increase in cash and cash equivalents	3,653	2,793
Cash and cash equivalents at beginning of the period	873	1,502

Cash and cash equivalents at end of the period	$4,526	$4,295

Supplemental Cash Flow Information
Cash paid for interest	$255	$164
Cash paid for income taxes	113	77

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks and own a 60% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., which we refer to as Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

        During the first quarter of 2012, we revised our reportable segments. As further discussed in Note 10, our DIRECTV Latin America business unit, which was previously reported as a single segment, will now be reported as two segments, Sky Brasil and PanAmericana. We have restated certain prior period amounts to conform to the current year presentation of reporting segments.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

under the circumstances. Due to the inherent uncertainty involved in making estimates, our actual results reported in future periods may be affected by changes in those estimates.

Note 2: Divestiture

        Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash to our equity partner, reducing our ownership interest to 60%. We recognized a $25 million gain, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN during specified windows in each of 2012, 2013 and 2014, and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell such 18% interest to them, in each case for an exercise price which exceeds our carrying value for that portion of the investment. Such exercise price is calculated using a formula based on an agreed upon multiple of the earnings of GSN with a minimum price of $234 million and a maximum price of $288 million. As of March 31, 2012, the book value of our 60% interest in GSN was $431 million.

Note 3: Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We will continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We have accounted for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

Three Months Ended March 31, 2012
(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(55)
Net income attributable to DIRECTV	33
Basic and diluted earnings attributable to DIRECTV per common share	$0.05

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Goodwill and Intangible Assets

        As discussed in Note 10, during the first quarter of 2012, we revised our reportable segments and now report DIRECTV Latin America as two reportable segments, Sky Brasil and PanAmericana. Accordingly, goodwill historically assigned to the DIRECTV Latin America segment has been restated to reflect the amounts attributable to each of these new reporting segments.

        The changes in the carrying amounts of goodwill at each of our reporting segments for the three months ended March 31, 2012 were as follows:

	DIRECTV Latin America
	DIRECTV U.S.	Sky Brasil	PanAmericana	Sports Networks, Eliminations and Other	Total
	(Dollars in Millions)
Balance as of January 1, 2012	$3,177	$414	$211	$295	$4,097
Sky Brasil foreign currency translation adjustment	—	12	—	—	12

Balance as of March 31, 2012	$3,177	$426	$211	$295	$4,109

Note 5: Debt

        The following table sets forth our outstanding debt:

	March 31, 2012	December 31, 2011
	(Dollars in Millions)
Senior notes	$17,461	$13,464
Less: Current portion of long-term debt	(1,500)	—

Long-term debt	$15,961	$13,464

        As of March 31, 2012, DIRECTV U.S. had the ability to borrow up to an additional $2 billion under its revolving credit facility as discussed in further detail below.

  2012 Financing Transactions

        In January 2012, DIRECTV U.S. borrowed $400 million under its revolving credit facility, which was repaid in March 2012.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        On March 8, 2012, DIRECTV U.S. issued the following senior notes in private placement transactions:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
2.400% senior notes due in 2017	$1,250	$1,249
3.800% senior notes due in 2022	1,500	1,499
5.150% senior notes due in 2042	1,250	1,248

	$4,000	$3,996

        We incurred $26 million of debt issuance costs in connection with this transaction.

        Pursuant to a registration rights agreement with the initial purchasers of the senior notes, DIRECTV U.S. has caused a registration statement to become effective, whereby all holders of the original notes can elect to exchange their existing notes for registered notes with identical terms, except that the registered notes are registered under the Securities Act of 1933, as amended, and will not bear the legends restricting their transfer. We expect that the exchange offer of these senior notes will be completed during the second quarter of 2012.

        On April 13, 2012, DIRECTV U.S. announced that, pursuant to the terms of its indenture, it will redeem for cash all of its then outstanding $1,500 million of 7.625% senior notes due in 2016 on May 15, 2012, at a price of 103.813%, together with accrued and unpaid interest to the redemption date. As of March 31, 2012 we have recorded the outstanding balance in "Current portion of long-term debt" in the Consolidated Balance Sheets. Upon the completion of the redemption, we expect to make a cash payment of $1,614 million and recognize a pre-tax charge of $64 million, $39 million after tax, of which $57 million will result from the premium paid for the redemption and $7 million will result from the write-off of deferred debt issuance and other transaction costs.

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015 at a price of 103.313%, plus accrued and unpaid interest, for a total of $358 million. The redemption of the 6.375% senior notes resulted in a first quarter of 2011 pre-tax charge of $11 million, $7 million after tax, primarily for the premium paid for the redemption. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Senior Notes

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	March 31, 2012	March 31, 2012	December 31, 2011
	(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$999	$999
3.550% senior notes due 2015	1,200	1,199	1,199
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,498	1,498
7.625% senior notes due 2016	1,500	1,500	1,500
2.400% senior notes due 2017	1,250	1,249	—
5.875% senior notes due 2019	1,000	994	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	1,494
3.800% senior notes due 2022	1,500	1,499	—
6.350% senior notes due 2040	500	500	499
6.000% senior notes due 2040	1,250	1,234	1,234
6.375% senior notes due 2041	1,000	1,000	1,000
5.150% senior notes due 2042	1,250	1,248	—

Total senior notes	$17,500	$17,461	$13,464

        The fair value of our senior notes was approximately $18,555 million at March 31, 2012 and $14,512 million at December 31, 2011. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended. On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011 are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries and DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate DIRECTV Latin America Holdings and DIRECTV Sports Networks LLC have not guaranteed the senior notes.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV will not be subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the indentures.

        Our senior notes payable mature as follows: $1,500 million in 2012, $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016 and $11,550 million in 2017 and thereafter. The amount of interest accrued related to our outstanding debt was $146 million at March 31, 2012 and $201 million at December 31, 2011.

  Revolving Credit Facility

        In February 2011, DIRECTV U.S.' $500 million, six-year senior secured credit facility was terminated and replaced with a five-year, $2 billion revolving credit facility. We pay a commitment fee of 0.30% per year for the unused commitment under the revolving credit facility, and borrowings bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis.

  Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At March 31, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $6 million as of March 31, 2012 and $30 million as of December 31, 2011 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. The restrictions on the cash will be removed as the letters of credit expire.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 6: Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of March 31, 2012 and December 31, 2011, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $265 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Venezuela Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 4.3 bolivars per U.S. dollar. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar, we may recognize a charge to earnings based on the amount of bolivar denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation and this may affect the growth of our Venezuelan business.

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of March 31, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $312 million, including cash of $396 million.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2012. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    In December, 2000, Pegasus Development Corporation and Personalized Media Communications L.L.C. filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc., and Philips Electronics North America Corporation. The suit alleged infringement of certain claims of seven United States patents and sought an injunction and a monetary award including damages for infringement, interest, costs, and attorneys'

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

fees. Trial is presently scheduled for November, 2013. The suit now involves claims of four of the seven patents originally asserted, all of which have expired, and the validity and infringement of which are disputed by DIRECTV.

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

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts both we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, in October 2011, Sky Brasil was required to provide a letter of credit in the amount of approximately $85 million which represents the contested fees plus accrued interest and penalties, for the period from January 2004 to September 2009, plus an additional 30% required by Brazilian law. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal, and there are other claims by the Brazilian pay television association, known as ABTA, against ECAD before the Brazilian antitrust board, or CADE, which may affect ECAD or the rights fees it is attempting to collect.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved in 2010 with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2012, the net book value of in-orbit satellites was $1,860 million, all of which was uninsured.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $143 million at March 31, 2012, primarily related to a judicial deposit in Brazil for the ECAD matter discussed above.

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below. Related parties include Globo, which provides programming and advertising to Sky Brasil, and companies in which we hold equity method investments, including Sky Mexico and GSN.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions)
Sales	$1	$2
Purchases	237	187

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2012	December 31, 2011
	(Dollars in Millions)
Accounts receivable	$1	$1
Accounts payable	112	96

Note 8: Stockholders' Deficit

  Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of March 31, 2012, we had approximately $5,566 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2012	2011
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$1,300	$1,406
Average price per share	$45.65	$43.88
Number of shares repurchased and retired	28	32

        Of the $1,300 million in repurchases during the three months ended March 31, 2012, $67 million were paid for in April 2012. Of the $1,406 million in repurchases during the three months ended March 31, 2011, $69 million were paid for in April 2011. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Class A Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			731		731	10	$741
Stock repurchased and retired	(28,468,900)	(197)	(1,103)		(1,300)
Stock options exercised and restricted stock units vested and distributed	1,958,677	(52)			(52)
Share-based compensation expense		27			27
Tax benefit from share-based compensation		28			28
Adjustment to the fair value of redeemable noncontrolling interest		12			12	(12)
Other comprehensive income				19	19	2

Balance as of March 31, 2012	664,796,472	$4,617	$(8,122)	$(137)	$(3,642)	$265

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

		Stockholders' Deficit
	Class A Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			674		674	9	$683
Stock repurchased and retired	(32,036,462)	(226)	(1,180)		(1,406)
Stock options exercised and restricted stock units vested and distributed	1,900,775	(48)			(48)
Share-based compensation expense		22			22
Tax benefit from share-based compensation		27			27
Adjustment to the fair value of redeemable noncontrolling interest		10			10	(10)
Other comprehensive income				13	13	1

Balance as of March 31, 2011	778,311,357	$5,348	$(6,236)	$(14)	$(902)	$224

  Other Comprehensive Loss

        The following represents the components of other comprehensive income for each of the periods presented:

	Three Months Ended March 31,
	2012			2011
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Foreign currency translation adjustments	$33	$(13)	$20	$26	$(10)	$16
Unrealized losses on securities	(2)	1	(1)	(5)	2	(3)

Other comprehensive income	$31	$(12)	$19	$21	$(8)	$13

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Accumulated Other Comprehensive Loss

        The changes in accumulated other comprehensive loss for the three months ended March 31, 2012 were as follows:

	Defined Benefit Plans	Foreign Currency Items	Unrealized Losses on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$(8)	$3	$(156)
Other comprehensive income	—	20	(1)	19

Balance as of March 31, 2012	$(151)	$12	$2	$(137)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from restricted stock units and common stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options and the incremental income tax benefit or liability as if the awards were exercised or distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. For the three months ended March 31, 2012 and 2011 we excluded no common stock options from the computation of diluted EPS, because all options' exercise prices were less than the average market price of our common stock during the periods presented.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
March 31, 2012
Basic EPS
Net income attributable to DIRECTV	$731	678	$1.08
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	3	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$731	681	$1.07

March 31, 2011
Basic EPS
Net income attributable to DIRECTV	$674	793	$0.85
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$674	797	$0.85

Note 10: Segment Reporting

        Our reportable segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S., Sky Brasil and PanAmericana, which are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment, which includes our three regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produce their own programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

        We revised our reportable segments in the first quarter of 2012 and now report Sky Brasil and PanAmericana as segments. We previously reported these segments as the DIRECTV Latin America segment. As discussed above in Note 1, the Sky Brasil segment includes our 93% owned subsidiary Sky Brasil Servicos, Ltda. The PanAmericana segment includes the results of our wholly owned subsidiaries that provide services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region. Sky Brasil and PanAmericana are now reported as separate segments due to Sky Brasil's growing significance to DIRECTV's consolidated results of operations and these segments are reflective of how our Chief Executive Officer currently reviews our operating results.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit	Depreciation and amortization expense	Operating profit before depreciation and amortization(1)
	(Dollars in Millions)
Three Months Ended
March 31, 2012
DIRECTV U.S.	$5,497	$2	$5,499	$1,038	$372	$1,410
Sky Brasil	881	—	881	151	136	287
PanAmericana	604	—	604	98	83	181

DIRECTV Latin America	1,485	—	1,485	249	219	468
Sports Networks, Eliminations and Other	64	(2)	62	21	4	25

Total	$7,046	$—	$7,046	$1,308	$595	$1,903

March 31, 2011
DIRECTV U.S.	$5,143	$2	$5,145	$921	$442	$1,363
Sky Brasil	654	—	654	133	95	228
PanAmericana	460	—	460	86	70	156

DIRECTV Latin America	1,114	—	1,114	219	165	384
Sports Networks, Eliminations and Other	62	(2)	60	15	4	19

Total	$6,319	$—	$6,319	$1,155	$611	$1,766

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

          The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,903	$1,766
Depreciation and amortization	(595)	(611)

Operating profit	1,308	1,155
Interest income	12	7
Interest expense	(204)	(172)
Other, net	41	42

Income before income taxes	1,157	1,032
Income tax expense	(416)	(349)

Net income	741	683
Less: Net income attributable to noncontrolling interest	(10)	(9)

Net income attributable to DIRECTV	$731	$674

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 11: Condensed Consolidating Financial Statements

        As discussed above in Note 5, on November 14, 2011, DIRECTV provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc, or the Co-issuers, and is a guarantor for the March 2012 Notes as well.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the DIRECTV guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011, and the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect wholly owned subsidiaries, DIRECTV Holdings, DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's direct-to-home digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and DIRECTV Sports Networks LLC and its subsidiaries which are comprised primarily of three regional sports networks.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$5,499	$1,568	$(80)	$7,046
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,441	542	(19)	2,964
Subscriber service expenses	—	—	349	150	—	499
Broadcast operations expenses	—	—	78	28	(2)	104
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	646	170	—	816
Upgrade and retention costs	—	—	305	38	—	343
General and administrative expenses	6	—	329	141	(59)	417
Depreciation and amortization expense	—	—	372	223	—	595

Total operating costs and expenses	6	—	4,520	1,292	(80)	5,738

Operating profit (loss)	(6)	59	979	276	—	1,308
Equity in income of consolidated subsidiaries	738	623	—	—	(1,361)	—
Interest income	—	—	—	15	(3)	12
Interest expense	—	(188)	—	(19)	3	(204)
Other, net	(4)	—	1	44	—	41

Income before income taxes	728	494	980	316	(1,361)	1,157
Income tax benefit (expense)	3	47	(357)	(109)	—	(416)

Net income	731	541	623	207	(1,361)	741
Less: Net income attributable to noncontrolling interest	—	—	—	(10)	—	(10)

Net income attributable to DIRECTV	$731	$541	$623	$197	$(1,361)	$731

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$143	$5,145	$1,189	$(158)	$6,319
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,200	406	(13)	2,593
Subscriber service expenses	—	—	351	98	—	449
Broadcast operations expenses	—	—	74	22	(2)	94
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	682	114	—	796
Upgrade and retention costs	—	—	259	22	—	281
General and administrative expenses	5	—	359	119	(143)	340
Depreciation and amortization expense	—	—	442	169	—	611

Total operating costs and expenses	5	—	4,367	950	(158)	5,164

Operating profit (loss)	(5)	143	778	239	—	1,155
Equity in income of consolidated subsidiaries	681	499	—	—	(1,180)	—
Interest income	—	—	—	10	(3)	7
Interest expense	—	(155)	(1)	(19)	3	(172)
Other, net	(5)	(11)	5	53	—	42

Income before income taxes	671	476	782	283	(1,180)	1,032
Income tax benefit (expense)	3	8	(283)	(77)	—	(349)

Net income	674	484	499	206	(1,180)	683
Less: Net income attributable to noncontrolling interest	—	—	—	(9)	—	(9)

Net income attributable to DIRECTV	$674	$484	$499	$197	$(1,180)	$674

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$731	$541	$623	$207	$(1,361)	$741
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	—	—	—	20	—	20
Unrealized losses on securities	—	—	—	(1)	—	(1)

Other comprehensive income	—	—	—	19	—	19

Comprehensive income	731	541	623	226	(1,361)	760
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(12)	—	(12)

Comprehensive income attributable to DIRECTV	$731	$541	$623	$214	$(1,361)	$748

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$674	$484	$499	$206	$(1,180)	$683
Other comprehensive income, net of taxes:
Foreign currency translation adjustment	—	—	—	16	—	16
Unrealized losses on securities	—	—	—	(3)	—	(3)

Other comprehensive income	—	—	—	13	—	13

Comprehensive income	674	484	499	219	(1,180)	696
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(10)	—	(10)

Comprehensive income attributable to DIRECTV	$674	$484	$499	$209	$(1,180)	$686

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,322	$3,208	$2,228	$1,408	$(719)	$7,447
Satellites, net	—	—	1,714	511	—	2,225
Property and equipment, net	—	—	3,117	2,376	—	5,493
Goodwill	—	1,828	1,349	932	—	4,109
Intangible assets, net	—	—	460	429	—	889
Intercompany assets	(3,355)	17,097	13,368	(4,140)	(22,970)	—
Other assets	75	85	218	1,458	(87)	1,749

Total assets	$(1,958)	$22,218	$22,454	$2,974	$(23,776)	$21,912

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$190	$1,694	$3,666	$1,476	$(789)	$6,237
Long-term debt	—	15,961	—	—	—	15,961
Deferred income taxes	—	—	1,334	540	(78)	1,796
Intercompany liabilities	926	13,170	4,552	6,225	(24,873)	—
Other liabilities and deferred credits	568	84	165	485	(7)	1,295
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,617	30	4,735	(2,965)	(1,800)	4,617
Retained earnings (accumulated deficit)	(8,122)	(8,721)	8,002	(3,059)	3,778	(8,122)
Accumulated other comprehensive income (loss)	(137)	—	—	7	(7)	(137)

Total stockholders' equity (deficit)	(3,642)	(8,691)	12,737	(6,017)	1,971	(3,642)

Total liabilities and stockholders' equity (deficit)	$(1,958)	$22,218	$22,454	$2,974	$(23,776)	$21,912

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$404	$533	$2,514	$1,360	$(570)	$4,241
Satellites, net	—	—	1,724	497	(6)	2,215
Property and equipment, net	—	—	3,084	2,139	—	5,223
Goodwill	—	1,828	1,349	920	—	4,097
Intangible assets, net	—	—	461	448	—	909
Intercompany assets	(1,764)	16,068	11,427	(4,490)	(21,241)	—
Other assets	74	64	256	1,424	(80)	1,738

Total assets	$(1,286)	$18,493	$20,815	$2,298	$(21,897)	$18,423

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$68	$204	$3,413	$1,347	$(289)	$4,743
Long-term debt	—	13,464	—	—	—	13,464
Deferred income taxes	—	—	1,321	531	(81)	1,771
Intercompany liabilities	1,202	11,582	3,865	5,938	(22,587)	—
Other liabilities and deferred credits	551	82	159	495	—	1,287
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,799	11	4,684	(561)	(4,134)	4,799
Retained earnings (accumulated deficit)	(7,750)	(6,850)	7,373	(5,703)	5,180	(7,750)
Accumulated other comprehensive income (loss)	(156)	—	—	(14)	14	(156)

Total stockholders' equity (deficit)	(3,107)	(6,839)	12,057	(6,278)	1,060	(3,107)

Total liabilities and stockholders' equity (deficit)	$(1,286)	$18,493	$20,815	$2,298	$(21,897)	$18,423

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$319	$986	$429	$576	$(547)	$1,763

Cash flows from investing activities
Cash paid for property and equipment	—	—	(354)	(399)	—	(753)
Cash paid for satellites	(2)	—	(34)	(22)	—	(58)
Return of capital from subsidiary	1,903	—	—	—	(1,903)	—
Other, net	—	—	—	25	—	25

Net cash provided by (used in) investing activities	1,901	—	(388)	(396)	(1,903)	(786)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,996	—	—	—	3,996
Debt issuance costs	—	(23)	—	—	—	(23)
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Repayment of other long-term obligations	—	—	(5)	(8)	—	(13)
Common shares repurchased and retired	(1,260)	—	—	—	—	(1,260)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(43)	(9)	—	(52)
Excess tax benefit from share-based compensation	—	—	23	5	—	28
Intercompany payments (funding)	158	—	(13)	(145)	—	—
Cash dividend to Parent	—	(2,450)	—	—	2,450	—

Net cash provided by (used in) financing activities	(1,102)	1,523	(38)	(157)	2,450	2,676

Net increase in cash and cash equivalents	1,118	2,509	3	23	—	3,653
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$1,247	$2,737	$7	$535	$—	$4,526

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$492	$623	$374	$342	$(522)	$1,309

Cash flows from investing activities
Cash paid for property and equipment	—	—	(345)	(268)	—	(613)
Cash paid for satellites	—	—	(31)	—	—	(31)
Proceeds from sale of investments	—	—	—	61	—	61
Return of capital from subsidiary	2,728	—	—	—	(2,728)	—
Other, net	—	—	—	39	—	39

Net cash provided by (used in) investing activities	2,728	—	(376)	(168)	(2,728)	(544)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,990	—	—	—	3,990
Debt issuance costs	—	(28)	—	—	—	(28)
Repayment of long-term debt	—	(341)	—	—	—	(341)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(26)	(94)	—	(120)
Common shares repurchased and retired	(1,405)	—	—	—	—	(1,405)
Taxes paid in lieu of shares issued for share-based compensation	(2)	—	(43)	(8)	—	(53)
Excess tax benefit from share-based compensation	—	—	20	4	—	24
Intercompany payments (funding)	38	—	50	(88)	—	—
Cash dividend to Parent	—	(3,250)	—	—	3,250	—

Net cash provided by (used in) financing activities	(1,369)	371	1	(225)	3,250	2,028

Net increase (decrease) in cash and cash equivalents	1,851	994	(1)	(51)	—	2,793
Cash and cash equivalents at beginning of the period	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the period	$2,298	$1,677	$3	$317	$—	$4,295

***

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2012 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011 or in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

  •
  We may have an indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, that could be triggered if parts of the Liberty Transaction or Liberty's 2008 Transaction with News Corporation are treated as a taxable transaction.

  •
  We face risks arising from the outcome of various legal proceedings.

  •
  We face risks related to our reliance on network information systems and other technology.

  •
  Our strategic initiatives may not be successfully implemented, may not elicit the expected customer response in the market and may result in competitive reactions.

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2011.

        Any forward-looking statement made by us in this Quarterly Report on Form 10-Q speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future development or otherwise, except as required by law.

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
  Key Terminology

  •
  Results of Operations

  •
  Liquidity and Capital Resources

  •
  Contractual Obligations

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

    DIRECTV

    SUMMARY DATA

    (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,046	$6,319
Total operating costs and expenses	5,738	5,164

Operating profit	1,308	1,155
Interest income	12	7
Interest expense	(204)	(172)
Other, net	41	42

Income before income taxes	1,157	1,032
Income tax expense	(416)	(349)

Net income	741	683
Less: Net income attributable to noncontrolling interest	(10)	(9)

Net income attributable to DIRECTV	$731	$674

Basic earnings attributable to DIRECTV per common share	$1.08	$0.85
Diluted earnings attributable to DIRECTV per common share	$1.07	$0.85
Weighted average number of total common shares outstanding (in millions)
Basic	678	793
Diluted	681	797

	March 31, 2012	December 31, 2011
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$4,526	$873
Total current assets	7,447	4,241
Total assets	21,912	18,423
Total current liabilities	6,237	4,743
Long-term debt	15,961	13,464
Redeemable noncontrolling interest	265	265
Total stockholders' deficit	(3,642)	(3,107)

Reference should be made to the Notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY DATA—(concluded)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,308	$1,155
Add: Depreciation and amortization expense	595	611

Operating profit before depreciation and amortization	$1,903	$1,766

Operating profit before depreciation and amortization margin	27.0%	27.9%
Cash flow information
Net cash provided by operating activities	$1,763	$1,309
Net cash used in investing activities	(786)	(544)
Net cash provided by financing activities	2,676	2,028
Free cash flow(2)
Net cash provided by operating activities	1,763	1,309
Less: Cash paid for property and equipment	(753)	(613)
Less: Cash paid for satellites	(58)	(31)

Free cash flow	$952	$665

DIRECTV

Selected Segment Data

	Revenues	Percentage of total revenues	Operating profit	Depreciation and amortization expense	Operating profit before depreciation and amortization(1)
	(Dollars in Millions)
Three Months Ended
March 31, 2012
DIRECTV U.S.	$5,499	78.0%	$1,038	$372	$1,410
Sky Brasil	881	12.5%	151	136	287
PanAmericana	604	8.6%	98	83	181

DIRECTV Latin America	1,485	21.1%	249	219	468
Sports Networks, Eliminations and Other	62	0.9%	21	4	25

Total	$7,046	100.0%	$1,308	$595	$1,903

March 31, 2011
DIRECTV U.S.	$5,145	81.4%	$921	$442	$1,363
Sky Brasil	654	10.3%	133	95	228
PanAmericana	460	7.3%	86	70	156

DIRECTV Latin America	1,114	17.6%	219	165	384
Sports Networks, Eliminations and Other	60	1.0%	15	4	19

Total	$6,319	100.0%	$1,155	$611	$1,766

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

  DIRECTV

  Selected Segment Data—(concluded)

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks and own a 60% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of March 31, 2012, DIRECTV U.S. had slightly less than 20.0 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., which we refer to as Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of March 31, 2012, PanAmericana had approximately 4.3 million subscribers, Sky Brasil had approximately 4.2 million subscribers and Sky Mexico had approximately 4.3 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" operating segment.

DIRECTV

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We will continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We have accounted for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

Three Months Ended March 31, 2012
(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(55)
Net income attributable to DIRECTV	33
Basic and diluted earnings attributable to DIRECTV per common share	$0.05

Divestitures

        In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. For additional information regarding the GSN sale, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Financing Transactions

  2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its revolving credit facility. In March 2012, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,996 million of proceeds, net of discount.

  2011 Financing Transactions

        In March 2011, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,990 million of proceeds, net of discount. In March 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes, resulting in a pre-tax charge of $11 million, $7 million after tax, primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, pay-per-view programming and seasonal live sporting events. We also earn revenues from monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), monthly fees we charge subscribers for leased set-top receivers, monthly fees we charge subscribers for advanced receiver services (which includes access to HD and DVR services), hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast Programming and Other.    These costs primarily include license fees for basic and premium channel programming, pay-per-view programming and seasonal live sporting events. Other costs include continuing service fees paid to third parties for active subscribers and warranty service costs.

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

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for DVR, HD and HD DVR receivers and local channels and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,499	$5,145	$354	6.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,441	2,200	241	11.0%
Subscriber service expenses	349	351	(2)	(0.6)%
Broadcast operations expenses	78	74	4	5.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	646	682	(36)	(5.3)%
Upgrade and retention costs	305	259	46	17.8%
General and administrative expenses	270	216	54	25.0%
Depreciation and amortization expense	372	442	(70)	(15.8)%

Total operating costs and expenses	4,461	4,224	237	5.6%

Operating profit	$1,038	$921	$117	12.7%

Operating profit margin	18.9%	17.9%	—	—
Other data:
Operating profit before depreciation and amortization	$1,410	$1,363	$47	3.4%
Operating profit before depreciation and amortization margin	25.6%	26.5%	—	—
Total number of subscribers (in thousands)	19,966	19,407	559	2.9%
ARPU	$91.99	$88.79	$3.20	3.6%
Average monthly subscriber churn %	1.44%	1.50%	—	(4.0)%
Gross subscriber additions (in thousands)	941	1,052	(111)	(10.6)%
Subscriber disconnections (in thousands)	860	868	(8)	(0.9)%
Net subscriber additions (in thousands)	81	184	(103)	(56.0)%
Average subscriber acquisition costs—per subscriber (SAC)	$857	$814	$43	5.3%
Capital expenditures:
Property and equipment	109	102	7	6.9%
Subscriber leased equipment—subscriber acquisitions	160	174	(14)	(8.0)%
Subscriber leased equipment—upgrade and retention	85	69	16	23.2%
Satellites	34	31	3	9.7%

Total capital expenditures	$388	$376	$12	3.2%

        Subscribers.    In the first quarter of 2012, net subscriber additions decreased due to lower gross additions primarily resulting from stricter credit policies, partially offset by a lower churn rate resulting from a higher number of subscribers on commitments or auto-bill pay arrangements, as well as an increase in upgrade and retention offers to existing subscribers.

DIRECTV

        Revenues.    DIRECTV U.S. revenues increased in the first quarter of 2012 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, as well as higher advanced receiver service fees and an increase in subscriber purchases of premium channels, partially offset by increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the first quarter of 2012 as compared to the first quarter of 2011, as higher revenues and lower subscriber acquisition costs were partially offset by higher broadcast programming costs, increased general and administrative expenses and higher upgrade and retention costs. The operating profit before depreciation and amortization margin decreased in the first quarter of 2012 as compared to the first quarter of 2011 as the revenue growth was more than offset by higher relative growth in broadcast programming and other costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC, which includes the cost of capitalized set-top receivers, increased primarily due to higher marketing costs per subscriber added and an increase in subscriber demand for advanced products.

        Upgrade and retention costs increased in the first quarter of 2012 due to higher installation costs associated with greater advanced equipment upgrades.

        General and administrative expenses increased in the first quarter of 2012 primarily due to the benefit from a property tax adjustment recorded during the first quarter of 2011, as well as higher labor costs in 2012.

        Operating profit.    Operating profit and operating profit margin increased in the first quarter of 2012 compared to the first quarter of 2011. The increase in operating profit margin was primarily due to lower depreciation and amortization expense in the first quarter of 2012 resulting from the change in the HD set-top receiver estimated depreciable life from three to four years and the completion of the amortization of a contract rights intangible asset, partially offset by lower operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of March 31,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,485	$1,114	$371	33.3%
Operating profit before depreciation and amortization	468	384	84	21.9%
Operating profit before depreciation and amortization margin	31.5%	34.5%	—	—
Operating profit	$249	$219	$30	13.7%
Operating profit margin	16.8%	19.7%	—	—
Other data:
ARPU	$60.59	$61.69	$(1.10)	(1.8)%
Average monthly total subscriber churn %	1.80%	1.87%	—	(3.7)%
Average monthly post paid subscriber churn %	1.47%	1.43%	—	2.8%
Total number of subscribers (in thousands)	8,464	6,235	2,229	35.7%
Gross subscriber additions (in thousands)	1,034	765	269	35.2%
Net subscriber additions (in thousands)	593	427	166	38.9%
Capital expenditures:
Property and equipment	44	11	33	300.0%
Subscriber leased equipment—subscriber acquisitions	252	171	81	47.4%
Subscriber leased equipment—upgrade and retention	103	84	19	22.6%
Satellites	22	—	22	N/A

Total capital expenditures	$421	$266	$155	58.3%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in gross subscriber additions in the first quarter of 2012 was primarily due to greater middle market demand primarily in Brazil, Argentina and Colombia. Net subscribers additions increased in the first quarter of 2012 due to higher gross subscriber additions and lower total average churn due to higher prepaid re-connections in PanAmericana, which was partially offset by an increase in post paid churn, primarily in Brazil.

        Revenues.    Revenues increased in the first quarter of 2012 primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the first quarter of 2012 as compared to the first quarter of 2011, primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions, increased subscriber service expenses due to a larger subscriber base and higher upgrade and retention costs resulting from the increased demand for advanced products. The operating profit before depreciation and amortization margin decreased in the first quarter of 2012 as compared to the first quarter of 2011 as

DIRECTV

the revenue growth was more than offset by higher relative growth in subscriber acquisition and upgrade and retention costs, as well as increased subscriber service expenses.

        Operating profit.    Operating profit increased in the first quarter of 2012 as compared to the first quarter of 2011, primarily due to higher operating profit before depreciation and amortization discussed above, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced set-top receivers capitalized due to the higher gross subscriber additions attained in the last year. The operating profit margin decline was due to the lower operating profit before depreciation and amortization margin discussed above and higher depreciation and amortization expense.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $12 million in the first quarter of 2012 and $7 million in the first quarter of 2011.

        Interest expense.    The increase in interest expense to $204 million in the first quarter of 2012 from $172 million in the first quarter of 2011 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
Other, net:	2012	2011	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$33	$25	$8
Gain on sale of investments	—	26	(26)
Fair-value loss on non-employee stock options	(4)	(5)	1
Loss on early extinguishment of debt	—	(11)	11
Net foreign currency transaction gain	13	8	5
Other	(1)	(1)	—

Total	$41	$42	$(1)

        Income Tax Expense.    We recognized income tax expense of $416 million for the first quarter of 2012 compared to income tax expense of $349 million for the first quarter of 2011. The effective tax rate for the first quarter of 2012 was 36.0% compared to 33.8% for the first quarter of 2011, primarily due to a benefit recorded for previously unrecognized foreign tax credits in the first quarter of 2011 .

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.08	$0.85
Diluted earnings attributable to DIRECTV per common share	1.07	0.85
Weighted average number of common shares outstanding
Basic	678	793
Diluted	681	797

        The increases in basic and diluted earnings per share were due to higher net income attributable to DIRECTV and a reduction in weighted average shares outstanding resulting from our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

        As of March 31, 2012, our cash and cash equivalents totaled $4,526 million compared to $873 million at December 31, 2011. The $3,653 million increase resulted primarily from $1,763 million of cash provided by operating activities and approximately $3,996 million of cash proceeds from the issuance of senior notes, partially offset by $1,260 million in cash used for the repurchase of shares and $811 million of cash paid for the acquisition of satellites, property and equipment.

        As of March 31, 2012, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility, which is available until February 2016. DIRECTV U.S. is subject to certain restrictive covenants under its credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.19 at March 31, 2012 and 0.89 at December 31, 2011.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of March 31, 2012, we had approximately $5,566 million remaining under this authorization. During the three months ended March 31, 2012, we repurchased and retired 28 million common shares for $1,300 million, at an average price of $45.65. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $2 billion DIRECTV U.S. revolving credit facility, may be required to fund strategic investment opportunities should they arise. We may also borrow additional amounts in the future in order to maintain our target of outstanding long-term debt of 2.5 times our annual operating profit before depreciation and amortization of DIRECTV on a consolidated basis; however, we will evaluate our optimal leverage target on an ongoing basis.

DIRECTV

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

Borrowings

        At March 31, 2012, we had $17,461 million in total outstanding borrowings, bearing a weighted average interest rate of 4.9%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2011 Form 10-K.

        On May 15, 2012, DIRECTV U.S. will redeem for cash of all of its then outstanding $1,500 million of 7.625% senior notes, resulting in a cash payment of $1,614 million and pre-tax charge of $64 million, $39 million after tax, of which $57 million will result from the premium paid for the redemption and $7 million will result from the write-off of deferred debt issuance and other transaction costs.

        Our senior notes payable mature as follows: $1,500 million in 2012, $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016 and $11,550 million in 2017 and thereafter.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended. On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011 are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries and DIRECTV Sports Networks LLC and its subsidiaries which are comprised primarily of three regional sports television networks based in Seattle, Washington; Denver, Colorado and Pittsburgh, Pennsylvania. However, the subsidiaries that own and operate DIRECTV Latin America Holdings and DIRECTV Sports Networks LLC have not guaranteed the senior notes.

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV will not be subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the indentures.

DIRECTV

Revolving Credit Facility

        In February 2011, DIRECTV U.S.' $500 million, six-year senior secured credit facility was terminated and replaced with a five-year, $2 billion revolving credit facility. We pay a commitment fee of 0.30% per year for the unused commitment under the revolving credit facility, and borrowings bear interest at an annual rate of (i) the London interbank offer rate (LIBOR) (or for Euro advances the EURIBOR rate) plus 1.50% or at our option (ii) the higher of the prime rate plus 0.50% or the Fed Funds Rate plus 1.00%. The commitment fee and the annual interest rate may be increased or decreased under certain conditions, which include changes in DIRECTV U.S.' long-term, unsecured debt ratings. The revolving credit facility has been fully and unconditionally guaranteed, jointly and severally, by substantially all of DIRECTV U.S.' domestic subsidiaries on a senior unsecured basis.

Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At March 31, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

Venezuela Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 4.3 bolivars per U.S. dollar. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar, we may recognize a charge to earnings based on the amount of bolivar denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation and this may affect the growth of our Venezuelan business.

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of March 31, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $312 million, including cash of $396 million.

        Redeemable Noncontrolling Interest.    As discussed in Note 6 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brasil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

DIRECTV

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2012, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2011. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $397 million as of March 31, 2012. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$27,739	$1,987	$2,482	$4,731	$18,539
Purchase obligations(b)	8,224	1,870	3,805	1,330	1,219
Operating lease obligations(c)	848	63	156	141	488
Capital lease obligations(d)	1,526	71	182	254	1,019

Total	$38,337	$3,991	$6,625	$6,456	$21,265

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2012, however, the obligations do not reflect potential prepayments required under indentures.

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

(d)
Capital lease obligations include prepayments related to a satellite lease contract which we expect to account for as a capital lease upon commencement.

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

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of changes to our "Critical Accounting Estimates," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference. For additional information, see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

ACCOUNTING CHANGES

        For a discussion of "Accounting Changes," see Part I, Item 1, Note 3 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

        * * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2012. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

        * * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        * * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2012 or subsequent thereto, but before the filing of the report, are summarized below:

        Dealer Arbitration.    In February, 2012, Consolidated Smart Broadband Systems, LLC, one of our multi-dwelling unit (MDU) dealers, filed a demand for arbitration in Los Angeles, California against DIRECTV, LLC. Consolidated is asserting claims for damages of approximately $70 million, alleging breach of contract and tortious interference with prospective economic advantage. The arbitration commenced on April 26, 2012. We believe their claims are without merit and we are defending the action. This proceeding resulted, in part, from recently adopted amendments to some of our policies related to our MDU and other retail dealers. Various other current or former dealers have asserted claims against us relating to such amendments or other matters, and we believe such claims are generally without merit. We have determined the likelihood of a material liability in such matters is remote or have made appropriate accruals, and the final disposition of these claims is not expected to have a material effect on our consolidated financial position or results of operation. However, no assurance can be given that any adverse outcome would not be material to our results of operation of any one period.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the first quarter ended March 31, 2012.

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

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

DIRECTV

        A summary of the repurchase activity for the three months ended March 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1–31, 2012	9	$43.76	9	$455
February 1–29, 2012	9	45.52	9	6,038
March 1–31, 2012	10	47.56	10	5,566

Total	28	45.65	28	5,566

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
3.1	Limited Liability Company Articles of Organization of DIRECTV, LLC dated as of July 19, 2002, as amended on October 28, 2002, October 17, 2002 and January 1, 2012 (incorporated by reference to Exhibit 3.7 of the Form S-4 of DIRECTV and DIRECTV Holdings LLC filed on March 26, 2012 (SEC File No. 333-180335)).
4.1
Indenture, dated as of March 8, 2012, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554)).
4.2	Form of 2.400% Notes due 2017 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554)).
4.3	Form of 3.800% Notes due 2021 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.3 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554)).
4.4	Form of 5.150% Notes due 2042 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.4 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554)).
††10.1	DIRECTV Executive Severance Plan Document and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 27, 2012 (SEC File No. 1-34554)).
††10.2	Summary Terms—2012 Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on February 15, 2012 (SEC File No. 1-34554)).
††10.3	Summary Terms—2012 Cash Bonus (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on February 15, 2012 (SEC File No. 1-34554)).
††10.4	Summary Terms—2012 Stock Option Grant (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on February 15, 2012 (SEC File No. 1-34554)).
††10.5	Amended and Restated DIRECTV Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Form 10-K of DIRECTV filed on February 23, 2012 (SEC File No. 1-34554)).
10.6
Registration Rights Agreement, dated as of March 8, 2012, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554)).
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DIRECTV

Exhibit Number	Exhibit Name
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

††
Management contract or compensatory plan arrangement.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: May 8, 2012	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President, Treasurer and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document