Form 10-Q
period 2012-06-30
DIRECTV
filed 2012-08-03
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
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

        As of July 30, 2012, the registrant had outstanding 627,853,489 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,224	$6,600	$14,270	$12,919
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,997	2,693	5,961	5,286
Subscriber service expenses	527	466	1,026	915
Broadcast operations expenses	103	96	207	190
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	789	766	1,605	1,562
Upgrade and retention costs	331	327	674	608
General and administrative expenses	468	406	885	746
Depreciation and amortization expense	598	616	1,193	1,227

Total operating costs and expenses	5,813	5,370	11,551	10,534

Operating profit	1,411	1,230	2,719	2,385
Interest income	11	9	23	16
Interest expense	(214)	(203)	(418)	(375)
Other, net	(67)	70	(26)	112

Income before income taxes	1,141	1,106	2,298	2,138
Income tax expense	(425)	(397)	(841)	(746)

Net income	716	709	1,457	1,392
Less: Net income attributable to noncontrolling interest	(5)	(8)	(15)	(17)

Net income attributable to DIRECTV	$711	$701	$1,442	$1,375

Basic earnings attributable to DIRECTV per common share	$1.09	$0.92	$2.17	$1.77
Diluted earnings attributable to DIRECTV per common share	$1.09	$0.91	$2.16	$1.76
Weighted average number of common shares outstanding (in millions):
Basic	651	763	664	778
Diluted	655	767	668	782

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Net income	$716	$709	$1,457	$1,392
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(50)	32	(30)	48
Unrealized holding losses on securities	(3)	(2)	(4)	(5)

Other comprehensive income (loss)	(53)	30	(34)	43

Comprehensive income	663	739	1,423	1,435
Less: Comprehensive (income) loss attributable to noncontrolling interest	11	(12)	(1)	(22)

Comprehensive income attributable to DIRECTV	$674	$727	$1,422	$1,413

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,132	$873
Accounts receivable, net of allowances of $102 and $79	2,341	2,474
Inventories	331	280
Deferred income taxes	64	62
Prepaid expenses and other	380	552

Total current assets	5,248	4,241
Satellites, net	2,282	2,215
Property and equipment, net	5,510	5,223
Goodwill	4,067	4,097
Intangible assets, net	840	909
Investments and other assets	1,685	1,738

Total assets	$19,632	$18,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,151	$4,210
Unearned subscriber revenues and deferred credits	577	533

Total current liabilities	4,728	4,743
Long-term debt	15,962	13,464
Deferred income taxes	1,683	1,771
Other liabilities and deferred credits	1,304	1,287
Commitments and contingencies
Redeemable noncontrolling interest	265	265
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,947,000,000 shares authorized, 636,156,332 and 691,306,695 shares issued and outstanding of Class A common stock at June 30, 2012 and December 31, 2011, respectively	4,437	4,799
Accumulated deficit	(8,557)	(7,750)
Accumulated other comprehensive loss	(190)	(156)

Total stockholders' deficit	(4,310)	(3,107)

Total liabilities and stockholders' deficit	$19,632	$18,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,457	$1,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,193	1,227
Amortization of deferred revenues and deferred credits	(40)	(18)
Share-based compensation expense	58	53
Equity in earnings from unconsolidated affiliates	(74)	(55)
Net foreign currency transaction (gain) loss	30	(26)
Dividends received	26	77
Gain on sale of investments	—	(63)
Deferred income taxes	18	205
Excess tax benefit from share-based compensation	(28)	(25)
Other	57	26
Change in other operating assets and liabilities:
Accounts receivable	208	17
Inventories	(51)	(74)
Prepaid expenses and other	147	9
Accounts payable and accrued liabilities	(154)	(259)
Unearned subscriber revenue and deferred credits	44	23
Other, net	133	(105)

Net cash provided by operating activities	3,024	2,404

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,417)	(1,296)
Cash paid for satellites	(184)	(48)
Investment in companies, net of cash acquired	—	(11)
Proceeds from sale of investments	—	116
Other, net	26	39

Net cash used in investing activities	(1,575)	(1,200)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	3,996	3,990
Debt issuance costs	(25)	(30)
Repayment of long-term debt	(1,500)	(1,000)
Proceeds from borrowings under revolving credit facility	400	—
Repayment of borrowings under revolving credit facility	(400)	—
Repayment of short-term borrowings	—	(39)
Repayment of other long-term obligations	(25)	(156)
Common shares repurchased and retired	(2,612)	(2,913)
Taxes paid in lieu of shares issued for share-based compensation	(52)	(55)
Excess tax benefit from share-based compensation	28	25

Net cash used in financing activities	(190)	(178)

Net increase in cash and cash equivalents	1,259	1,026
Cash and cash equivalents at beginning of the period	873	1,502

Cash and cash equivalents at end of the period	$2,132	$2,528

Supplemental Cash Flow Information
Cash paid for interest	$377	$310
Cash paid for income taxes	559	543

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

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment.

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

        During the first quarter of 2012, we revised our reportable segments. As further discussed in Note 10, our DIRECTV Latin America business unit, which was previously reported as a single segment, is now reported as two segments, Sky Brasil and PanAmericana. We have restated certain prior period amounts to conform to the current year presentation of reporting segments.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 9, 2012 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Investment in GSN.    Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment. In March 2011, we sold a 5% ownership interest in GSN for $60 million in cash to our equity partner, reducing our ownership interest to 60%. We recognized a $25 million gain, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Additionally, we entered into an agreement with our equity partner in GSN under which we have the right to require them to purchase an additional 18% interest in GSN during specified windows in each of 2012, 2013 and 2014, and in 2014, if we have not exercised that right, our equity partner in GSN has the right to require us to sell such 18% interest to them, in each case for an exercise price which exceeds our carrying value for that portion of the investment. Such exercise price is calculated using a formula based on an agreed upon multiple of the earnings of GSN with a minimum price of $234 million and a maximum price of $288 million. As of June 30, 2012, the book value of our 60% interest in GSN was $442 million.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(47)	$(102)
Net income attributable to DIRECTV	29	62
Basic and diluted earnings attributable to DIRECTV per common share	$0.04	$0.09

Note 4: Goodwill

        As discussed in Note 10, during the first quarter of 2012, we revised our reportable segments and now report DIRECTV Latin America as two reportable segments, Sky Brasil and PanAmericana. Accordingly, goodwill historically assigned to the DIRECTV Latin America segment has been restated to reflect the amounts attributable to each of these new reporting segments.

        The changes in the carrying amounts of goodwill at each of our reporting segments for the six months ended June 30, 2012 were as follows:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2012	$3,177	$414	$211	$295	$4,097
Sky Brasil foreign currency translation adjustment	—	(30)	—	—	(30)

Balance as of June 30, 2012	$3,177	$384	$211	$295	$4,067

Note 5: Debt

  2012 Financing Transactions

        In January 2012, DIRECTV U.S. borrowed $400 million under its revolving credit facility, which was repaid in March 2012. As of June 30, 2012, DIRECTV U.S. had the ability to borrow up to $2 billion under its revolving credit facility as discussed in further detail below.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        On March 8, 2012, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
2.400% senior notes due in 2017	$1,250	$1,249
3.800% senior notes due in 2022	1,500	1,499
5.150% senior notes due in 2042	1,250	1,248

	$4,000	$3,996

        We incurred $25 million of debt issuance costs in connection with this transaction.

        On May 15, 2012, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, all of its then outstanding $1,500 million of 7.625% senior notes due in 2016, at a price of 103.813%, plus accrued and unpaid interest, for a total of $1,614 million. We recorded a pre-tax charge of $64 million, $40 million after tax, during the second quarter of 2012, of which $57 million resulted from the premium paid for the redemption and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015 at a price of 103.313%, plus accrued and unpaid interest, for a total of $358 million. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest, for a total of $694 million. We recorded a pre-tax charge of $14 million, $9 million after tax, during the three months ended June 30, 2011 and a pre-tax charge of $25 million, $16 million after tax, during the six months ended June 30, 2011, primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Senior Notes

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premium
	June 30, 2012	June 30, 2012	December 31, 2011
	(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$999	$999
3.550% senior notes due 2015	1,200	1,199	1,199
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,498	1,498
7.625% senior notes due 2016	—	—	1,500
2.400% senior notes due 2017	1,250	1,249	—
5.875% senior notes due 2019	1,000	995	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	1,494
3.800% senior notes due 2022	1,500	1,499	—
6.350% senior notes due 2040	500	500	499
6.000% senior notes due 2040	1,250	1,234	1,234
6.375% senior notes due 2041	1,000	1,000	1,000
5.150% senior notes due 2042	1,250	1,248	—

Total senior notes	$16,000	$15,962	$13,464

        The fair value of our senior notes was approximately $17,163 million at June 30, 2012 and $14,512 million at December 31, 2011. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended. On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes then outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011 are also similarly fully guaranteed by DIRECTV.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016 and $11,550 million in 2017 and thereafter. The amount of interest accrued related to our outstanding debt was $234 million at June 30, 2012 and $201 million at December 31, 2011.

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

Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At June 30, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        Restricted Cash.    Restricted cash of $6 million as of June 30, 2012 and $30 million as of December 31, 2011 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. The restrictions on the cash will be removed as the letters of credit expire.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 6: Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of June 30, 2012 and December 31, 2011, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $265 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

  Venezuela Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 4.3 bolivars per U.S. dollar. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed since January 2010 despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar, we may recognize a charge to earnings based on the amount of bolivar denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation and this may affect the growth of our Venezuelan business.

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of June 30, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $339 million, including cash of $455 million.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2012. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    In December, 2000, Pegasus Development Corporation and Personalized Media Communications L.L.C. filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc., and Philips Electronics North America Corporation. The suit alleged infringement of certain claims of seven United States patents and sought an injunction and a monetary award including damages for infringement, interest, costs, and attorneys'

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

fees. Trial is presently scheduled for November 2013. The suit now involves claims of four of the seven patents originally asserted, all of which have expired, and the validity and infringement of which are disputed by DIRECTV.

        Other Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that at least some potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals. The final disposition of these claims is not expected to have a material effect on our consolidated financial position or results of operations. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

        While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial position or results of operations.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2012, the net book value of in-orbit satellites was $1,790 million, all of which was uninsured.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $143 million at June 30, 2012, primarily related to a judicial deposit in Brazil for the ECAD matter discussed above.

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

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Sales	$1	$2	$2	$4
Purchases	231	211	468	398

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2012	December 31, 2011
	(Dollars in Millions)
Accounts receivable	$2	$1
Accounts payable	102	96

Note 8: Stockholders' Deficit

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of June 30, 2012, we had approximately $4,221 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2012	2011
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$2,645	$2,901
Average price per share	$46.30	$45.94
Number of shares repurchased and retired	57	63

        Of the $2,645 million in repurchases during the six months ended June 30, 2012, $60 million were paid for in July 2012. Of the $2,901 million in repurchases during the six months ended June 30, 2011, $56 million were paid for in July 2011. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			1,442		1,442	15	$1,457
Stock repurchased and retired	(57,111,828)	(396)	(2,249)		(2,645)
Stock options exercised and restricted stock units vested and distributed	1,961,465	(52)			(52)
Share-based compensation expense		58			58
Tax benefit from share-based compensation		28			28
Adjustment to the fair value of redeemable noncontrolling interest		1			1	(1)
Other		(1)			(1)
Other comprehensive loss				(34)	(34)	(14)

Balance as of June 30, 2012	636,156,332	$4,437	$(8,557)	$(190)	$(4,310)	$265

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			1,375		1,375	17	$1,392
Stock repurchased and retired	(63,131,934)	(440)	(2,461)		(2,901)
Stock options exercised and restricted stock units vested and distributed	1,986,034	(50)			(50)
Share-based compensation expense		53			53
Tax benefit from share-based compensation		29			29
Adjustment to the fair value of redeemable noncontrolling interest		22			22	(22)
Other comprehensive income				43	43	5

Balance as of June 30, 2011	747,301,144	$5,177	$(6,816)	$16	$(1,623)	$224

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	2012			2011
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Foreign currency translation adjustments	$(82)	$32	$(50)	$51	$(19)	$32
Unrealized holding losses on securities	(5)	2	(3)	(3)	1	(2)

Other comprehensive income (loss)	$(87)	$34	$(53)	$48	$(18)	$30

	Six Months Ended June 30,
	2012			2011
	Pre-Tax	Tax Benefit	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Foreign currency translation adjustments	$(49)	$19	$(30)	$77	$(29)	$48
Unrealized holding losses on securities	(7)	3	(4)	(8)	3	(5)

Other comprehensive income (loss)	$(56)	$22	$(34)	$69	$(26)	$43

Accumulated Other Comprehensive Income (Loss)

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$(8)	$3	$(156)
Other comprehensive loss	—	(30)	(4)	(34)

Balance as of June 30, 2012	$(151)	$(38)	$(1)	$(190)

	Defined Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Income (Loss)
	(Dollars in Millions)
Balance as of January 1, 2011	$(122)	$86	$9	$(27)
Other comprehensive income (loss)	—	48	(5)	43

Balance as of June 30, 2011	$(122)	$134	$4	$16

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from restricted stock units and common stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options and the incremental income tax benefit or liability as if the awards were exercised or distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. For the three and six months ended June 30, 2012 and 2011 we excluded no common stock options from the computation of diluted EPS, because all options' exercise prices were less than the average market price of our common stock during the periods presented.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
June 30, 2012
Basic EPS
Net income attributable to DIRECTV	$711	651	$1.09
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$711	655	$1.09

June 30, 2011
Basic EPS
Net income attributable to DIRECTV	$701	763	$0.92
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$701	767	$0.91

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended
June 30, 2012
Basic EPS
Net income attributable to DIRECTV	$1,442	664	$2.17
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,442	668	$2.16

June 30, 2011
Basic EPS
Net income attributable to DIRECTV	$1,375	778	$1.77
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,375	782	$1.76

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

        We revised our reportable segments in the first quarter of 2012 and now report Sky Brasil and PanAmericana as segments. We previously reported these segments as the DIRECTV Latin America segment. As discussed in Note 1, the Sky Brasil segment includes our 93% owned subsidiary Sky Brasil Servicos, Ltda. The PanAmericana segment includes the results of our wholly owned subsidiaries that provide services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region. Sky Brasil and PanAmericana are now reported as separate segments due to Sky Brasil's growing significance to DIRECTV's consolidated results of operations and these segments are reflective of how our Chief Executive Officer currently reviews our operating results.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2012
DIRECTV U.S.	$5,645	$2	$5,647	$1,216	$369	$1,585
Sky Brasil	838	—	838	126	134	260
PanAmericana	670	—	670	98	87	185

DIRECTV Latin America	1,508	—	1,508	224	221	445
Sports Networks, Eliminations and Other	71	(2)	69	(29)	8	(21)

Total	$7,224	$—	$7,224	$1,411	$598	$2,009

June 30, 2011
DIRECTV U.S.	$5,275	$2	$5,277	$1,016	$430	$1,446
Sky Brasil	745	—	745	134	111	245
PanAmericana	509	—	509	107	71	178

DIRECTV Latin America	1,254	—	1,254	241	182	423
Sports Networks, Eliminations and Other	71	(2)	69	(27)	4	(23)

Total	$6,600	$—	$6,600	$1,230	$616	$1,846

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2012
DIRECTV U.S.	$11,142	$4	$11,146	$2,254	$741	$2,995
Sky Brasil	1,719	—	1,719	277	270	547
PanAmericana	1,274	—	1,274	196	170	366

DIRECTV Latin America	2,993	—	2,993	473	440	913
Sports Networks, Eliminations and Other	135	(4)	131	(8)	12	4

Total	$14,270	$—	$14,270	$2,719	$1,193	$3,912

June 30, 2011
DIRECTV U.S.	$10,418	$4	$10,422	$1,937	$872	$2,809
Sky Brasil	1,399	—	1,399	267	206	473
PanAmericana	969	—	969	193	141	334

DIRECTV Latin America	2,368	—	2,368	460	347	807
Sports Networks, Eliminations and Other	133	(4)	129	(12)	8	(4)

Total	$12,919	$—	$12,919	$2,385	$1,227	$3,612

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Operating profit before depreciation and amortization	$2,009	$1,846	$3,912	$3,612
Depreciation and amortization	(598)	(616)	(1,193)	(1,227)

Operating profit	1,411	1,230	2,719	2,385
Interest income	11	9	23	16
Interest expense	(214)	(203)	(418)	(375)
Other, net	(67)	70	(26)	112

Income before income taxes	1,141	1,106	2,298	2,138
Income tax expense	(425)	(397)	(841)	(746)

Net income	716	709	1,457	1,392
Less: Net income attributable to noncontrolling interest	(5)	(8)	(15)	(17)

Net income attributable to DIRECTV	$711	$701	$1,442	$1,375

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

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2012 and 2011, the condensed consolidating statements of cash flows for the six months ended June 30, 2012 and 2011, and the condensed consolidating balance sheets as of June 30, 2012 and December 31, 2011.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The accompanying condensed consolidating financial statements are presented based on the equity method of accounting for all periods presented. Under this method, investments in subsidiaries are recorded at cost and adjusted for the subsidiaries' cumulative results of operations, capital contributions and distributions, and other changes in equity. Elimination entries include consolidating and eliminating entries for investments in subsidiaries, intercompany activity and balances, and income taxes. We previously aggregated "Intercompany receivables" and "Investment in subsidiaries" as "Intercompany assets" in the condensed consolidating balance sheets. We have reclassified certain prior year intercompany amounts reported in the condensed consolidating balance sheets in order to conform to the current year presentation.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,647	$1,597	$(20)	$7,224
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,423	592	(18)	2,997
Subscriber service expenses	—	—	357	170	—	527
Broadcast operations expenses	—	—	77	28	(2)	103
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	614	175	—	789
Upgrade and retention costs	—	—	285	46	—	331
General and administrative expenses	13	—	306	149	—	468
Depreciation and amortization expense	—	—	369	229	—	598

Total operating costs and expenses	13	—	4,431	1,389	(20)	5,813

Operating profit (loss)	(13)	—	1,216	208	—	1,411
Equity in income of consolidated subsidiaries	719	750	—	—	(1,469)	—
Interest income	—	—	—	14	(3)	11
Interest expense	(1)	(200)	—	(16)	3	(214)
Other, net	—	(64)	7	(10)	—	(67)

Income before income taxes	705	486	1,223	196	(1,469)	1,141
Income tax benefit (expense)	6	101	(473)	(59)	—	(425)

Net income	711	587	750	137	(1,469)	716
Less: Net income attributable to noncontrolling interest	—	—	—	(5)	—	(5)

Net income attributable to DIRECTV	$711	$587	$750	$132	$(1,469)	$711

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$184	$5,277	$1,340	$(201)	$6,600
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,207	501	(15)	2,693
Subscriber service expenses	—	—	355	111	—	466
Broadcast operations expenses	—	—	75	23	(2)	96
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	626	140	—	766
Upgrade and retention costs	—	—	298	29	—	327
General and administrative expenses	2	—	454	134	(184)	406
Depreciation and amortization expense	—	—	430	186	—	616

Total operating costs and expenses	2	—	4,445	1,124	(201)	5,370

Operating profit (loss)	(2)	184	832	216	—	1,230
Equity in income of consolidated subsidiaries	705	527	—	—	(1,232)	—
Interest income	—	—	1	11	(3)	9
Interest expense	—	(185)	(1)	(20)	3	(203)
Other, net	(3)	(14)	43	44	—	70

Income before income taxes	700	512	875	251	(1,232)	1,106
Income tax benefit (expense)	1	6	(348)	(56)	—	(397)

Net income	701	518	527	195	(1,232)	709
Less: Net income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Net income attributable to DIRECTV	$701	$518	$527	$187	$(1,232)	$701

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$11,146	$3,166	$(101)	$14,270
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	4,864	1,134	(37)	5,961
Subscriber service expenses	—	—	706	320	—	1,026
Broadcast operations expenses	—	—	155	57	(5)	207
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,260	345	—	1,605
Upgrade and retention costs	—	—	590	84	—	674
General and administrative expenses	16	—	635	293	(59)	885
Depreciation and amortization expense	—	—	741	452	—	1,193

Total operating costs and expenses	16	—	8,951	2,685	(101)	11,551

Operating profit (loss)	(16)	59	2,195	481	—	2,719
Equity in income of consolidated subsidiaries	1,454	1,373	—	—	(2,827)	—
Interest income	—	—	—	29	(6)	23
Interest expense	(1)	(387)	(1)	(35)	6	(418)
Other, net	(4)	(65)	9	34	—	(26)

Income before income taxes	1,433	980	2,203	509	(2,827)	2,298
Income tax benefit (expense)	9	149	(830)	(169)	—	(841)

Net income	1,442	1,129	1,373	340	(2,827)	1,457
Less: Net income attributable to noncontrolling interest	—	—	—	(15)	—	(15)

Net income attributable to DIRECTV	$1,442	$1,129	$1,373	$325	$(2,827)	$1,442

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$327	$10,422	$2,529	$(359)	$12,919
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	4,407	908	(29)	5,286
Subscriber service expenses	—	—	706	209	—	915
Broadcast operations expenses	—	—	149	44	(3)	190
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,308	254	—	1,562
Upgrade and retention costs	—	—	557	51	—	608
General and administrative expenses	5	—	813	255	(327)	746
Depreciation and amortization expense	—	—	872	355	—	1,227

Total operating costs and expenses	5	—	8,812	2,076	(359)	10,534

Operating profit (loss)	(5)	327	1,610	453	—	2,385
Equity in income of consolidated subsidiaries	1,382	1,025	—	—	(2,407)	—
Interest income	—	—	1	20	(5)	16
Interest expense	—	(340)	(2)	(38)	5	(375)
Other, net	(6)	(25)	48	95	—	112

Income before income taxes	1,371	987	1,657	530	(2,407)	2,138
Income tax benefit (expense)	4	15	(632)	(133)	—	(746)

Net income	1,375	1,002	1,025	397	(2,407)	1,392
Less: Net income attributable to noncontrolling interest	—	—	—	(17)	—	(17)

Net income attributable to DIRECTV	$1,375	$1,002	$1,025	$380	$(2,407)	$1,375

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$711	$587	$750	$137	$(1,469)	$716
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	—	—	(50)	—	(50)
Unrealized holding losses on securities	—	—	—	(3)	—	(3)

Other comprehensive loss	—	—	—	(53)	—	(53)

Comprehensive income	711	587	750	84	(1,469)	663
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	11	—	11

Comprehensive income attributable to DIRECTV	$711	$587	$750	$95	$(1,469)	$674

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$701	$518	$527	$195	$(1,232)	$709
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	—	—	32	—	32
Unrealized holding losses on securities	—	—	—	(2)	—	(2)

Other comprehensive income	—	—	—	30	—	30

Comprehensive income	701	518	527	225	(1,232)	739
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(12)	—	(12)

Comprehensive income attributable to DIRECTV	$701	$518	$527	$213	$(1,232)	$727

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,442	$1,129	$1,373	$340	$(2,827)	$1,457
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	—	—	(30)	—	(30)
Unrealized holding losses on securities	—	—	—	(4)	—	(4)

Other comprehensive loss	—	—	—	(34)	—	(34)

Comprehensive income	1,442	1,129	1,373	306	(2,827)	1,423
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(1)	—	(1)

Comprehensive income attributable to DIRECTV	$1,442	$1,129	$1,373	$305	$(2,827)	$1,422

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,375	$1,002	$1,025	$397	$(2,407)	$1,392
Other comprehensive income, net of taxes:
Foreign currency translation adjustments	—	—	—	48	—	48
Unrealized holding losses on securities	—	—	—	(5)	—	(5)

Other comprehensive income	—	—	—	43	—	43

Comprehensive income	1,375	1,002	1,025	440	(2,407)	1,435
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(22)	—	(22)

Comprehensive income attributable to DIRECTV	$1,375	$1,002	$1,025	$418	$(2,407)	$1,413

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$883	$1,201	$2,396	$1,704	$(936)	$5,248
Satellites, net	—	—	1,752	530	—	2,282
Property and equipment, net	—	—	3,083	2,427	—	5,510
Goodwill	—	1,828	1,349	890	—	4,067
Intangible assets, net	—	—	457	383	—	840
Intercompany receivables	4,111	5,179	14,555	3,606	(27,451)	—
Investment in subsidiaries	(7,629)	13,511	—	(8,395)	2,513	—
Other assets	75	77	178	1,438	(83)	1,685

Total assets	$(2,560)	$21,796	$23,770	$2,583	$(25,957)	$19,632

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$168	$274	$3,571	$1,652	$(937)	$4,728
Long-term debt	—	15,962	—	—	—	15,962
Deferred income taxes	—	—	1,339	418	(74)	1,683
Intercompany liabilities	1,004	14,555	5,179	6,713	(27,451)	—
Other liabilities and deferred credits	578	86	170	478	(8)	1,304
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,437	11	4,759	(3,951)	(819)	4,437
Retained earnings (accumulated deficit)	(8,557)	(9,092)	8,752	(2,929)	3,269	(8,557)
Accumulated other comprehensive loss	(190)	—	—	(63)	63	(190)

Total stockholders' equity (deficit)	(4,310)	(9,081)	13,511	(6,943)	2,513	(4,310)

Total liabilities and stockholders' equity (deficit)	$(2,560)	$21,796	$23,770	$2,583	$(25,957)	$19,632

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$412	$533	$2,514	$1,398	$(616)	$4,241
Satellites, net	—	—	1,724	491	—	2,215
Property and equipment, net	—	—	3,084	2,139	—	5,223
Goodwill	—	1,828	1,349	920	—	4,097
Intangible assets, net	—	—	461	448	—	909
Intercompany receivables	3,746	4,011	11,582	3,442	(22,781)	—
Investment in subsidiaries	(5,510)	12,057	—	(7,607)	1,060	—
Other assets	74	64	256	1,424	(80)	1,738

Total assets	$(1,278)	$18,493	$20,970	$2,655	$(22,417)	$18,423

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$383	$204	$3,422	$1,349	$(615)	$4,743
Long-term debt	—	13,464	—	—	—	13,464
Deferred income taxes	—	—	1,321	531	(81)	1,771
Intercompany liabilities	895	11,582	4,011	6,293	(22,781)	—
Other liabilities and deferred credits	551	82	159	495	—	1,287
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,799	11	4,684	(561)	(4,134)	4,799
Retained earnings (accumulated deficit)	(7,750)	(6,850)	7,373	(5,703)	5,180	(7,750)
Accumulated other comprehensive loss	(156)	—	—	(14)	14	(156)

Total stockholders' equity (deficit)	(3,107)	(6,839)	12,057	(6,278)	1,060	(3,107)

Total liabilities and stockholders' equity (deficit)	$(1,278)	$18,493	$20,970	$2,655	$(22,417)	$18,423

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,008	$1,512	$807	$855	$(1,158)	$3,024

Cash flows from investing activities
Cash paid for property and equipment	—	—	(648)	(769)	—	(1,417)
Cash paid for satellites	(4)	—	(116)	(64)	—	(184)
Return of capital from subsidiary	2,292	—	—	—	(2,292)	—
Other, net	—	—	—	26	—	26

Net cash provided by (used in) investing activities	2,288	—	(764)	(807)	(2,292)	(1,575)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,996	—	—	—	3,996
Debt issuance costs	—	(25)	—	—	—	(25)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Repayment of other long-term obligations	—	—	(9)	(16)	—	(25)
Common shares repurchased and retired	(2,612)	—	—	—	—	(2,612)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(43)	(9)	—	(52)
Excess tax benefit from share-based compensation	—	—	23	5	—	28
Intercompany payments (funding)	(88)	—	(14)	102	—	—
Cash dividend to Parent	—	(3,450)	—	—	3,450	—

Net cash provided by (used in) financing activities	(2,700)	(979)	(43)	82	3,450	(190)

Net increase in cash and cash equivalents	596	533	—	130	—	1,259
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$725	$761	$4	$642	$—	$2,132

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(concluded)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$570	$897	$800	$659	$(522)	$2,404

Cash flows from investing activities
Cash paid for property and equipment	—	—	(714)	(582)	—	(1,296)
Cash paid for satellites	—	—	(48)	—	—	(48)
Investment in companies, net of cash acquired	—	—	(11)	—	—	(11)
Proceeds from sale of investments	—	—	55	61	—	116
Return of capital from subsidiary	2,728	—	—	—	(2,728)	—
Other, net	—	—	—	39	—	39

Net cash provided by (used in) investing activities	2,728	—	(718)	(482)	(2,728)	(1,200)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,990	—	—	—	3,990
Debt issuance costs	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(54)	(102)	—	(156)
Common shares repurchased and retired	(2,913)	—	—	—	—	(2,913)
Taxes paid in lieu of shares issued for share-based compensation	(2)	—	(45)	(8)	—	(55)
Excess tax benefit from share-based compensation	—	—	21	4	—	25
Intercompany payments (funding)	26	—	(2)	(24)	—	—
Cash dividend to Parent	—	(3,250)	—	—	3,250	—

Net cash used in financing activities	(2,889)	(290)	(80)	(169)	3,250	(178)

Net increase in cash and cash equivalents	409	607	2	8	—	1,026
Cash and cash equivalents at beginning of the period	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the period	$856	$1,290	$6	$376	$—	$2,528

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 9, 2012 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  •
  We rely on network and information systems and other technology and a disruption or failure of such networks, systems or technology as a result of misappropriation of data or other malfeasance, as well as outages, natural disasters, accidental releases of information or similar events, may disrupt our business.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,224	$6,600	$14,270	$12,919
Total operating costs and expenses	5,813	5,370	11,551	10,534

Operating profit	1,411	1,230	2,719	2,385
Interest income	11	9	23	16
Interest expense	(214)	(203)	(418)	(375)
Other, net	(67)	70	(26)	112

Income before income taxes	1,141	1,106	2,298	2,138
Income tax expense	(425)	(397)	(841)	(746)

Net income	716	709	1,457	1,392
Less: Net income attributable to noncontrolling interest	(5)	(8)	(15)	(17)

Net income attributable to DIRECTV	$711	$701	$1,442	$1,375

Basic earnings attributable to DIRECTV per common share	$1.09	$0.92	$2.17	$1.77
Diluted earnings attributable to DIRECTV per common share	$1.09	$0.91	$2.16	$1.76
Weighted average number of total common shares outstanding (in millions)
Basic	651	763	664	778
Diluted	655	767	668	782

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2012	December 31, 2011
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,132	$873
Total current assets	5,248	4,241
Total assets	19,632	18,423
Total current liabilities	4,728	4,743
Long-term debt	15,962	13,464
Redeemable noncontrolling interest	265	265
Total stockholders' deficit	(4,310)	(3,107)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,411	$1,230	$2,719	$2,385
Add: Depreciation and amortization expense	598	616	1,193	1,227

Operating profit before depreciation and amortization	$2,009	$1,846	$3,912	$3,612

Operating profit before depreciation and amortization margin	27.8%	28.0%	27.4%	28.0%
Cash flow information
Net cash provided by operating activities	$1,261	$1,095	$3,024	$2,404
Net cash used in investing activities	(789)	(656)	(1,575)	(1,200)
Net cash used in financing activities	(2,866)	(2,206)	(190)	(178)
Free cash flow(2)
Net cash provided by operating activities	1,261	1,095	3,024	2,404
Less: Cash paid for property and equipment	(664)	(683)	(1,417)	(1,296)
Less: Cash paid for satellites	(126)	(17)	(184)	(48)

Free cash flow	$471	$395	$1,423	$1,060

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2012
DIRECTV U.S.	$5,647	78.2%	$1,216	$369	$1,585
Sky Brasil	838	11.6%	126	134	260
PanAmericana	670	9.3%	98	87	185

DIRECTV Latin America	1,508	20.9%	224	221	445
Sports Networks, Eliminations and Other	69	0.9%	(29)	8	(21)

Total	$7,224	100.0%	$1,411	$598	$2,009

June 30, 2011
DIRECTV U.S.	$5,277	80.0%	$1,016	$430	$1,446
Sky Brasil	745	11.3%	134	111	245
PanAmericana	509	7.7%	107	71	178

DIRECTV Latin America	1,254	19.0%	241	182	423
Sports Networks, Eliminations and Other	69	1.0%	(27)	4	(23)

Total	$6,600	100.0%	$1,230	$616	$1,846

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2012
DIRECTV U.S.	$11,146	78.1%	$2,254	$741	$2,995
Sky Brasil	1,719	12.1%	277	270	547
PanAmericana	1,274	8.9%	196	170	366

DIRECTV Latin America	2,993	21.0%	473	440	913
Sports Networks, Eliminations and Other	131	0.9%	(8)	12	4

Total	$14,270	100.0%	$2,719	$1,193	$3,912

June 30, 2011
DIRECTV U.S.	$10,422	80.7%	$1,937	$872	$2,809
Sky Brasil	1,399	10.8%	267	206	473
PanAmericana	969	7.5%	193	141	334

DIRECTV Latin America	2,368	18.3%	460	347	807
Sports Networks, Eliminations and Other	129	1.0%	(12)	8	(4)

Total	$12,919	100.0%	$2,385	$1,227	$3,612

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

SUMMARY DATA—(concluded)

(Unaudited)

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2012, DIRECTV U.S. had more than 19.9 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of June 30, 2012, PanAmericana had approximately 4.6 million subscribers, Sky Brasil had approximately 4.5 million subscribers and Sky Mexico had approximately 4.6 million subscribers.

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

DIRECTV

and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(47)	$(102)
Net income attributable to DIRECTV	29	62
Basic and diluted earnings attributable to DIRECTV per common share	$0.04	$0.09

Divestitures

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a $37 million gain, $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations.

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

        On May 15, 2012, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, all of its then outstanding $1,500 million of 7.625% senior notes due in 2016, at a price of 103.813%, plus accrued and unpaid interest, for a total of $1,614 million. We recorded a pre-tax charge of $64 million, $40 million after tax, during the second quarter of 2012, of which $57 million resulted from the premium paid for the redemption and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2011 Financing Transactions

        In March 2011, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,990 million of proceeds, net of discount. In March 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015. We recorded a pre-tax charge of $14 million, $9 million after tax, during the second quarter of 2011 and a pre-tax charge of $25 million, $16 million after tax, during the six months ended June 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

EXECUTIVE OUTLOOK

        DIRECTV Latin America.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 that we expect subscriber growth of approximately 20% and operating profit before depreciation and amortization percentage growth to be in the mid to upper teens. Due to stronger than expected subscriber growth, we now anticipate subscriber growth to be in the range of 25%-30% and operating profit before depreciation and amortization percentage growth to be in the low to mid teens for 2012. Also in our Annual Report on Form 10-K we stated that we expected capital expenditures to increase approximately 10% in 2012. We now expect the growth to be approximately 25%, due to higher than expected subscriber growth and the purchase of a building in Venezuela. These changes in the outlook are subject to unforeseen changes in the general macroeconomic environment in Latin America and assume there will not be a material change in the foreign exchange rates, particularly in Brazil.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,647	$5,277	$370	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,423	2,207	216	9.8%
Subscriber service expenses	357	355	2	0.6%
Broadcast operations expenses	77	75	2	2.7%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	614	626	(12)	(1.9)%
Upgrade and retention costs	285	298	(13)	(4.4)%
General and administrative expenses	306	270	36	13.3%
Depreciation and amortization expense	369	430	(61)	(14.2)%

Total operating costs and expenses	4,431	4,261	170	4.0%

Operating profit	$1,216	$1,016	$200	19.7%

Operating profit margin	21.5%	19.3%	—	—
Other data:
Operating profit before depreciation and amortization	$1,585	$1,446	$139	9.6%
Operating profit before depreciation and amortization margin	28.1%	27.4%	—	—
Total number of subscribers (in thousands)	19,914	19,433	481	2.5%
ARPU	$94.40	$90.58	$3.82	4.2%
Average monthly subscriber churn %	1.53%	1.59%	—	(3.8)%
Gross subscriber additions (in thousands)	863	954	(91)	(9.5)%
Subscriber disconnections (in thousands)	915	928	(13)	(1.4)%
Net subscriber additions (losses) (in thousands)	(52)	26	(78)	(300.0)%
Average subscriber acquisition costs—per subscriber (SAC)	$848	$813	$35	4.3%
Capital expenditures:
Property and equipment	131	143	(12)	(8.4)%
Subscriber leased equipment—subscriber acquisitions	118	150	(32)	(21.3)%
Subscriber leased equipment—upgrade and retention	45	76	(31)	(40.8)%
Satellites	82	17	65	382.4%

Total capital expenditures	$376	$386	$(10)	(2.6)%

        Subscribers.    In the second quarter of 2012, we had net subscriber losses as compared to net subscriber additions in the second quarter of 2011 due to lower gross additions primarily resulting from an increased focus on attaining higher quality subscribers and stricter credit policies, as well as lower

DIRECTV

gross additions from our telco sales channel. These decreases in gross additions were partially offset by a lower churn rate resulting from a higher number of subscribers on commitments and auto-bill pay arrangements, as well as an increase in subscribers with advanced services.

        Revenues.    DIRECTV U.S. revenues increased in the second quarter of 2012 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, as well as higher advanced receiver service fees and an increase in subscriber purchases of pay-per-view and premium channels, partially offset by increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2012 as compared to the second quarter of 2011, as higher revenues and lower subscriber acquisition and upgrade and retention costs were partially offset by higher broadcast programming costs and increased general and administrative expenses. The operating profit before depreciation and amortization margin increased in the second quarter of 2012 as compared to the second quarter of 2011 primarily due to lower subscriber acquisition and upgrade and retention costs, as well as increased efficiency in subscriber services.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added, partially offset by a decrease in investments for multi-dwelling unit, or MDU, properties.

        Upgrade and retention costs decreased in the second quarter of 2012 primarily resulting from higher volume in the second quarter of 2011 related to local market equipment upgrades.

        General and administrative expenses increased in the second quarter of 2012 mostly due to equipment impairment charges recorded in 2012, primarily related to equipment financing provided to a dealer that has entered into bankruptcy proceedings.

        Operating profit.    Operating profit and operating profit margin increased in the second quarter of 2012 compared to the second quarter of 2011. These increases were primarily due to an increase in operating profit before depreciation and amortization and the related margin and lower depreciation and amortization expense in the second quarter of 2012 resulting from the change in the HD set-top receiver estimated depreciable life from three to four years and the completion of the amortization of a contract rights intangible asset.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of June 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,508	$1,254	$254	20.3%
Operating profit before depreciation and amortization	445	423	22	5.2%
Operating profit before depreciation and amortization margin	29.5%	33.7%	—	—
Operating profit	$224	$241	$(17)	(7.1)%
Operating profit margin	14.9%	19.2%	—	—
Other data:
ARPU	$57.20	$64.56	$(7.36)	(11.4)%
Average monthly total subscriber churn %	1.80%	1.81%	—	(0.6)%
Average monthly post-paid subscriber churn %	1.51%	1.44%	—	4.9%
Total number of subscribers (in thousands)(1)	9,116	6,707	2,409	35.9%
Gross subscriber additions (in thousands)(1)(2)	1,119	823	296	36.0%
Net subscriber additions (in thousands)(1)(2)	645	472	173	36.7%
Capital expenditures:
Property and equipment	83	15	68	453.3%
Subscriber leased equipment—subscriber acquisitions	172	190	(18)	(9.5)%
Subscriber leased equipment—upgrade and retention	114	106	8	7.5%
Satellites	42	—	42	N/A

Total capital expenditures	$411	$311	$100	32.2%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Excludes 7,000 subscribers acquired in a 2012 transaction in Brazil.

        Subscribers.    The increase in gross and net subscriber additions in the second quarter of 2012 was primarily due to greater middle market demand primarily in Brazil, Argentina, Colombia and Venezuela. Total average monthly churn remained relatively unchanged as higher post-paid churn in Brazil, primarily due to higher middle market penetration, was offset by lower prepaid churn in PanAmericana resulting from higher prepaid reconnections.

        Revenues.    Revenues increased in the second quarter of 2012 primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market, partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2012 as compared to the second quarter of 2011, as higher revenues were partially offset by higher broadcast programming costs due to a larger subscriber base and certain soccer events, as well as higher subscriber service expenses due to a larger subscriber base and inflationary pressures on labor costs, and increased subscriber acquisition costs due to the

DIRECTV

higher number of gross subscriber additions and higher general and administrative expenses. The operating profit before depreciation and amortization margin decreased in the second quarter of 2012 as compared to the second quarter of 2011 as the revenue growth was more than offset by higher relative growth in subscriber service expenses and upgrade and retention costs, which resulted primarily from the replacement of first generation set-top receivers in PanAmericana, as well as higher subscriber acquisition costs.

        Operating profit.    Operating profit decreased in the second quarter of 2012 as compared to the second quarter of 2011, primarily due to higher operating profit before depreciation and amortization being more than offset by higher depreciation and amortization expense resulting from an increase in basic and advanced set-top receivers capitalized due to the higher gross subscriber additions attained in the last year. The operating profit margin decline was due to the lower operating profit before depreciation and amortization margin and higher depreciation and amortization expense.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $11 million in the second quarter of 2012 and $9 million in the second quarter of 2011.

        Interest expense.    The increase in interest expense to $214 million in the second quarter of 2012 from $203 million in the second quarter of 2011 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
Other, net:	2012	2011	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$41	$30	$11
Gain on sale of investments	—	37	(37)
Fair-value gain (loss) on non-employee stock options	1	(2)	3
Loss on early extinguishment of debt	(64)	(14)	(50)
Net foreign currency transaction gain (loss)	(43)	18	(61)
Other	(2)	1	(3)

Total	$(67)	$70	$(137)

        Income Tax Expense.    We recognized income tax expense of $425 million for the second quarter of 2012 compared to income tax expense of $397 million for the second quarter of 2011. The effective tax rate for the second quarter of 2012 was 37.2% compared to 35.9% for the second quarter of 2011, primarily due to a benefit recorded for previously unrecognized foreign tax credits in the second quarter of 2011.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.09	$0.92
Diluted earnings attributable to DIRECTV per common share	1.09	0.91
Weighted average number of common shares outstanding
Basic	651	763
Diluted	655	767

        The increases in basic and diluted earnings per share were primarily due to the reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$11,146	$10,422	$724	6.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	4,864	4,407	457	10.4%
Subscriber service expenses	706	706	—	—%
Broadcast operations expenses	155	149	6	4.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,260	1,308	(48)	(3.7)%
Upgrade and retention costs	590	557	33	5.9%
General and administrative expenses	576	486	90	18.5%
Depreciation and amortization expense	741	872	(131)	(15.0)%

Total operating costs and expenses	8,892	8,485	407	4.8%

Operating profit	$2,254	$1,937	$317	16.4%

Operating profit margin	20.2%	18.6%	—	—
Other data:
Operating profit before depreciation and amortization	$2,995	$2,809	$186	6.6%
Operating profit before depreciation and amortization margin	26.9%	27.0%	—	—
Total number of subscribers (in thousands)	19,914	19,433	481	2.5%
ARPU	$93.25	$89.75	$3.50	3.9%
Average monthly subscriber churn %	1.48%	1.55%	—	(4.5)%
Gross subscriber additions (in thousands)	1,804	2,006	(202)	(10.1)%
Subscriber disconnections (in thousands)	1,775	1,796	(21)	(1.2)%
Net subscriber additions (in thousands)	29	210	(181)	(86.2)%
Average subscriber acquisition costs—per subscriber (SAC)	$853	$814	$39	4.8%
Capital expenditures:
Property and equipment	240	245	(5)	(2.0)%
Subscriber leased equipment—subscriber acquisitions	278	324	(46)	(14.2)%
Subscriber leased equipment—upgrade and retention	130	145	(15)	(10.3)%
Satellites	116	48	68	141.7%

Total capital expenditures	$764	$762	$2	0.3%

        Subscribers.    In the six months ended June 30, 2012, net subscriber additions decreased due to lower gross additions primarily resulting from an increased focus on attaining higher quality subscribers and stricter credit policies, as well as lower gross additions from our telco sales channel. These decreases in gross additions were partially offset by a lower churn rate resulting from a higher number

DIRECTV

of subscribers on commitments and auto-bill pay arrangements, as well as an increase in subscribers with advanced services.

        Revenues.    DIRECTV U.S. revenues increased in the six months ended June 30, 2012 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, as well as higher advanced receiver service fees and an increase in subscriber purchases of premium channels, partially offset by increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, as higher revenues and lower subscriber acquisition costs were partially offset by higher broadcast programming costs, increased general and administrative expenses and higher upgrade and retention costs. The operating profit before depreciation and amortization margin decreased slightly in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 as the revenue growth and lower subscriber acquisition and unchanged subscriber service costs were more than offset by higher relative growth in broadcast programming and other costs, as well as general and administrative expenses.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added, partially offset by a decrease in investments for MDU properties.

        Upgrade and retention costs increased in the six months ended June 30, 2012 due to our increased focus on upgrading and retaining high quality subscribers.

        General and administrative expenses increased in the six months ended June 30, 2012 primarily due to a benefit from a property tax adjustment recorded during the six months ended June 30, 2011, as well as equipment impairment charges recorded in 2012, primarily related to equipment financing provided to a dealer that has entered into bankruptcy proceedings, and higher labor and rent expenses in 2012.

        Operating profit.    Operating profit and operating profit margin increased in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase in operating profit margin was primarily due to lower depreciation and amortization expense in the six months ended June 30, 2012 resulting from the change in the HD set-top receiver estimated depreciable life from three to four years and the completion of the amortization of a contract rights intangible asset, partially offset by lower operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Six Months Ended and As of June 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,993	$2,368	$625	26.4%
Operating profit before depreciation and amortization	913	807	106	13.1%
Operating profit before depreciation and amortization margin	30.5%	34.1%	— —	—
Operating profit	$473	$460	$13	2.8%
Operating profit margin	15.8%	19.4%	—	—
Other data:
ARPU	$58.80	$63.14	$(4.34)	(6.9)%
Average monthly total subscriber churn %	1.80%	1.84%	—	(2.2)%
Average monthly post-paid subscriber churn %	1.49%	1.44%	—	3.5%
Total number of subscribers (in thousands)(1)	9,116	6,707	2,409	35.9%
Gross subscriber additions (in thousands)(1)(2)	2,153	1,588	565	35.6%
Net subscriber additions (in thousands)(1)(2)	1,238	899	339	37.7%
Capital expenditures:
Property and equipment	127	26	101	388.5%
Subscriber leased equipment—subscriber acquisitions	424	361	63	17.5%
Subscriber leased equipment—upgrade and retention	217	190	27	14.2%
Satellites	64	—	64	N/A

Total capital expenditures	$832	$577	$255	44.2%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Excludes 7,000 subscribers acquired in a 2012 transaction in Brazil.

        Subscribers.    The increase in gross subscriber additions in the six months ended June 30, 2012 was primarily due to greater middle market demand primarily in Brazil, Argentina and Colombia. Net subscriber additions increased in the six months ended June 30, 2012 due to higher gross subscriber additions and lower total average churn due to higher prepaid reconnections in PanAmericana, which was partially offset by an increase in post-paid churn, primarily in Brazil.

        Revenues.    Revenues increased in the six months ended June 30, 2012, primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to the increased gross profit generated from the higher revenues, partially offset by higher subscriber acquisition costs due to the higher number of gross subscriber additions, increased subscriber service expenses due to a larger subscriber base and inflationary pressures on labor

DIRECTV

costs, as well as higher upgrade and retention costs resulting from the increased demand for advanced products and the replacement of first generation set-top receivers in PanAmericana. The operating profit before depreciation and amortization margin decreased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 as the revenue growth was more than offset by higher relative growth in subscriber acquisition and upgrade and retention costs, as well as increased subscriber service expenses.

        Operating profit.    Operating profit increased in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, primarily due to higher operating profit before depreciation and amortization, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced set-top receivers capitalized due to the higher gross subscriber additions attained in the last year. The operating profit margin decline was due to the lower operating profit before depreciation and amortization margin and higher depreciation and amortization expense.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $23 million in the six months ended June 30, 2012 and $16 million in the six months ended June 30, 2011.

        Interest expense.    The increase in interest expense to $418 million in the six months ended June 30, 2012 from $375 million in the six months ended June 30, 2011 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
Other, net:	2012	2011	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$74	$55	$19
Gain on sale of investments	—	63	(63)
Fair-value loss on non-employee stock options	(3)	(7)	4
Loss on early extinguishment of debt	(64)	(25)	(39)
Net foreign currency transaction gain (loss)	(30)	26	(56)
Other	(3)	—	(3)

Total	$(26)	$112	$(138)

        Income Tax Expense.    We recognized income tax expense of $841 million for the six months ended June 30, 2012 compared to income tax expense of $746 million for the six months ended June 30, 2011. The effective tax rate for the six months ended 2012 was 36.6% compared to 34.9% for the six months ended June 30, 2011, primarily due to a benefit recorded for previously unrecognized foreign tax credits in the six months ended June 30, 2011.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Six Months Ended June 30,
	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$2.17	$1.77
Diluted earnings attributable to DIRECTV per common share	2.16	1.76
Weighted average number of common shares outstanding
Basic	664	778
Diluted	668	782

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        As of June 30, 2012, our cash and cash equivalents totaled $2,132 million compared to $873 million at December 31, 2011. The $1,259 million increase resulted primarily from $3,024 million of cash provided by operating activities and approximately $3,996 million of cash proceeds from the issuance of senior notes, partially offset by $2,612 million in cash used for the repurchase of shares, $1,601 million of cash paid for the acquisition of satellites, property and equipment and repayment of long-term debt of $1,500 million.

        As of June 30, 2012, DIRECTV U.S. had the ability to borrow up to $2 billion under a revolving credit facility, which is available until February 2016. DIRECTV U.S. is subject to certain restrictive covenants under its credit facility.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.11 at June 30, 2012 and 0.89 at December 31, 2011.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of June 30, 2012, we had approximately $4,221 million remaining under this authorization. During the six months ended June 30, 2012, we repurchased and retired 57 million common shares for $2,645 million, at an average price of $46.30. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

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

Borrowings

        At June 30, 2012, we had $15,962 million in total outstanding borrowings, bearing a weighted average interest rate of 4.6%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2011 Form 10-K.

        On May 15, 2012, DIRECTV U.S. redeemed for cash of all of its then outstanding $1,500 million of 7.625% senior notes due in 2016, resulting in a cash payment of $1,614 million and pre-tax charge of $64 million, $40 million after tax, of which $57 million resulted from the premium paid for the redemption and $7 million resulted from the write-off of deferred debt issuance and other transaction costs.

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

Covenants and Restrictions

        The revolving credit facility requires DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facility also includes covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facility could be terminated. At June 30, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facility also provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

Contingencies

Venezuela Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official rate of 4.3 bolivars per U.S. dollar. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value, as the official exchange rate has not changed since January 2010 despite continuing high inflation in Venezuela. In addition, in the event of a significant devaluation of the bolivar, we may recognize a charge to earnings based on the amount of bolivar denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation and this may affect the growth of our Venezuelan business.

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of June 30, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $339 million, including cash of $455 million.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2012, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2011. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $402 million as of June 30, 2012. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$26,126	$373	$2,482	$4,731	$18,540
Purchase obligations(b)	8,098	1,248	4,049	1,588	1,213
Operating lease obligations(c)	896	44	165	149	538
Capital lease obligations(d)	1,512	48	185	257	1,022

Total	$36,632	$1,713	$6,881	$6,725	$21,313

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2012, however, the obligations do not reflect potential prepayments required under indentures.

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

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2012. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2012.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2012 or subsequent thereto, but before the filing of the report, are summarized below:

        We are subject to legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceedings were terminated during the second quarter ended June 30, 2012.

        Dealer Arbitration.    In February, 2012, Consolidated Smart Broadband Systems, LLC ("CSBS"), one of our multi-dwelling unit, or MDU, dealers, filed a demand for arbitration in Los Angeles, California against DIRECTV, LLC. Consolidated asserted claims for damages of approximately $70 million, alleging breach of contract and tortious interference with prospective economic advantage. The arbitration commenced on April 26, 2012. On June 1, 2012, the arbitrator issued an award in favor of DIRECTV, LLC and against CSBS on all causes of action, with no damages awarded. This proceeding resulted, in part, from recently adopted amendments to some of our policies related to our MDU and other retail dealers.

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

DIRECTV

        A summary of the repurchase activity for the three months ended June 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1-30, 2012	9	$48.74	9	$5,150
May 1-31, 2012	10	47.17	10	4,684
June 1-30, 2012	10	45.21	10	4,221

Total	29	46.94	29	4,221

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: August 2, 2012	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document