Form 10-Q
period 2012-09-30
DIRECTV
filed 2012-11-07
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
OR
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

        As of October 31, 2012, the registrant had outstanding 604,134,863 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,416	$6,844	$21,686	$19,763
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,288	2,926	9,249	8,212
Subscriber service expenses	566	500	1,592	1,415
Broadcast operations expenses	103	99	310	289
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	944	962	2,549	2,524
Upgrade and retention costs	382	365	1,056	973
General and administrative expenses	447	408	1,332	1,154
Depreciation and amortization expense	618	554	1,811	1,781

Total operating costs and expenses	6,348	5,814	17,899	16,348

Operating profit	1,068	1,030	3,787	3,415
Interest income	17	9	40	25
Interest expense	(204)	(194)	(622)	(569)
Other, net	39	(38)	13	74

Income before income taxes	920	807	3,218	2,945
Income tax expense	(348)	(286)	(1,189)	(1,032)

Net income	572	521	2,029	1,913
Less: Net income attributable to noncontrolling interest	(7)	(5)	(22)	(22)

Net income attributable to DIRECTV	$565	$516	$2,007	$1,891

Basic earnings attributable to DIRECTV per common share	$0.91	$0.70	$3.08	$2.48
Diluted earnings attributable to DIRECTV per common share	$0.90	$0.70	$3.06	$2.47
Weighted average number of common shares outstanding (in millions):
Basic	624	732	651	762
Diluted	629	737	655	767

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Net income	$572	$521	$2,029	$1,913
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gain (loss) related to changes in plan experience and actuarial assumptions arising during the period	(1)	2	(1)	2
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	7	9	7
Cash flow hedges:
Unrealized losses arising during the period	(31)	—	(31)	—
Reclassification adjustments included in net income	(3)	—	(3)	—
Foreign currency translation adjustments	(2)	(140)	(32)	(92)
Unrealized holding losses on securities	—	(3)	(4)	(8)

Other comprehensive loss	(28)	(134)	(62)	(91)

Comprehensive income	544	387	1,967	1,822
Less: Comprehensive (income) loss attributable to noncontrolling interest	(6)	10	(7)	(12)

Comprehensive income attributable to DIRECTV	$538	$397	$1,960	$1,810

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,421	$873
Accounts receivable, net of allowances of $91 and $79	2,583	2,474
Inventories	377	280
Deferred income taxes	66	62
Prepaid expenses and other	383	552

Total current assets	5,830	4,241
Satellites, net	2,288	2,215
Property and equipment, net	5,706	5,223
Goodwill	4,066	4,097
Intangible assets, net	821	909
Investments and other assets	1,642	1,738

Total assets	$20,353	$18,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,203	$4,210
Unearned subscriber revenues and deferred credits	674	533

Total current liabilities	4,877	4,743
Long-term debt	17,162	13,464
Deferred income taxes	1,672	1,771
Other liabilities and deferred credits	1,377	1,287
Commitments and contingencies
Redeemable noncontrolling interest	265	265
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 and 3,947,000,000 shares authorized, 611,754,897 and 691,306,695 shares issued and outstanding of common stock at September 30, 2012 and December 31, 2011, respectively	4,291	4,799
Accumulated deficit	(9,073)	(7,750)
Accumulated other comprehensive loss	(218)	(156)

Total stockholders' deficit	(5,000)	(3,107)

Total liabilities and stockholders' deficit	$20,353	$18,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,029	$1,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,811	1,781
Amortization of deferred revenues and deferred credits	(54)	(27)
Share-based compensation expense	77	76
Equity in earnings from unconsolidated affiliates	(107)	(83)
Net foreign currency transaction loss	32	46
Dividends received	28	97
Gain on sale of investments	(11)	(63)
Deferred income taxes	41	179
Excess tax benefit from share-based compensation	(30)	(25)
Other	76	32
Change in other operating assets and liabilities:
Accounts receivable	15	(104)
Inventories	(97)	(66)
Prepaid expenses and other	146	(140)
Accounts payable and accrued liabilities	(143)	(126)
Unearned subscriber revenue and deferred credits	139	74
Other, net	181	47

Net cash provided by operating activities	4,133	3,611

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,160)	(2,160)
Cash paid for satellites	(231)	(156)
Investment in companies, net of cash acquired	(4)	(11)
Proceeds from sale of investments	24	116
Other, net	25	41

Net cash used in investing activities	(2,346)	(2,170)

Cash Flows From Financing Activities
Cash proceeds from debt issuance	5,190	3,990
Debt issuance costs	(35)	(30)
Repayment of long-term debt	(1,500)	(1,000)
Proceeds from borrowings under revolving credit facility	400	—
Repayment of borrowings under revolving credit facility	(400)	—
Repayment of short-term borrowings	—	(39)
Repayment of other long-term obligations	(40)	(171)
Common shares repurchased and retired	(3,828)	(4,366)
Stock options exercised	2	—
Taxes paid in lieu of shares issued for share-based compensation	(58)	(55)
Excess tax benefit from share-based compensation	30	25

Net cash used in financing activities	(239)	(1,646)

Net increase in cash and cash equivalents	1,548	(205)
Cash and cash equivalents at beginning of the period	873	1,502

Cash and cash equivalents at end of the period	$2,421	$1,297

Supplemental Cash Flow Information
Cash paid for interest	$710	$562
Cash paid for income taxes	881	853

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

        During the first quarter of 2012, we revised our reportable segments. As further discussed in Note 11, our DIRECTV Latin America business unit, which was previously reported as a single segment, is now reported as two segments, Sky Brasil and PanAmericana. We have restated certain prior period amounts to conform to the current year presentation of reporting segments.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, updated by the Current Report on Form 8-K filed on August 27, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 9, 2012, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 3, 2012 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect amounts reported herein. We base our estimates and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        Investment in GSN.    Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment. In March 2011, we sold a 5% ownership interest in GSN to our equity partner for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. In the third quarter of 2012, we exercised our put right to sell an 18% interest in GSN for $234 million to our equity partner, which will reduce our ownership interest from 60% to 42%. The close of the transaction is contingent upon regulatory approval, which we expect to occur in the fourth quarter of 2012. Upon the close of this transaction, we expect to recognize a $113 million gain, $69 million after tax, on the sale in "Other, net" in the Consolidated Statement of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. As of September 30, 2012, the book value of our 60% interest in GSN was $403 million.

Note 3: Change in Accounting Estimate

Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of high-definition, or HD, set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three year estimated useful life. We accounted for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(143)	$(76)
Net income attributable to DIRECTV	88	47
Basic and diluted earnings attributable to DIRECTV per common share	$0.13	$0.06

Note 4: Goodwill

        As discussed in Note 11, during the first quarter of 2012, we revised our reportable segments and now report DIRECTV Latin America as two reportable segments, Sky Brasil and PanAmericana. Accordingly, goodwill historically assigned to the DIRECTV Latin America segment has been restated to reflect the amounts attributable to each of these new reporting segments.

        The changes in the carrying amounts of goodwill at each of our reporting segments for the nine months ended September 30, 2012 were as follows:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2012	$3,177	$414	$211	$295	$4,097
Sky Brasil foreign currency translation adjustment	—	(31)	—	—	(31)

Balance as of September 30, 2012	$3,177	$383	$211	$295	$4,066

Note 5: Debt

  2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2.0 billion revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility, discussed in further detail below.

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a registration statement, £750 million ($1,208 million) in aggregate principal of 4.375% senior notes due in 2029 with proceeds, net of an original issue discount, of £742 million ($1,194 million). The U.S. dollar amounts reflect the conversion of the £750 million aggregate principal and the £742 million proceeds, net of discount, to U.S. dollars based on the exchange rate of £1.00/$1.61 at September 11, 2012. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 6. We incurred $9 million of debt issuance costs in connection with this transaction.

        On March 8, 2012, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
2.400% senior notes due 2017	$1,250	$1,249
3.800% senior notes due 2022	1,500	1,499
5.150% senior notes due 2042	1,250	1,248

	$4,000	$3,996

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015 at a price of 103.313%, plus accrued and unpaid interest, for a total of $358 million. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest, for a total of $694 million. We recorded a pre-tax charge of $25 million, $16 million after tax, during the nine months ended September 30, 2011, primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Senior Notes

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	September 30, 2012	September 30, 2012	December 31, 2011
	(Dollars in Millions)
4.750% senior notes due 2014	$1,000	$999	$999
3.550% senior notes due 2015	1,200	1,200	1,199
3.125% senior notes due 2016	750	750	750
3.500% senior notes due 2016	1,500	1,498	1,498
7.625% senior notes due 2016	—	—	1,500
2.400% senior notes due 2017	1,250	1,249	—
5.875% senior notes due 2019	1,000	995	994
5.200% senior notes due 2020	1,300	1,298	1,298
4.600% senior notes due 2021	1,000	999	999
5.000% senior notes due 2021	1,500	1,494	1,494
3.800% senior notes due 2022	1,500	1,499	—
4.375% senior notes due 2029	1,213	1,199	—
6.350% senior notes due 2040	500	500	499
6.000% senior notes due 2040	1,250	1,234	1,234
6.375% senior notes due 2041	1,000	1,000	1,000
5.150% senior notes due 2042	1,250	1,248	—

Total senior notes	$17,213	$17,162	$13,464

        The amounts shown above for the 4.375% senior notes due in 2029 reflect the remeasurement of £750 million aggregate principal and £742 million carrying value to U.S. dollars based on the exchange rate of £1.00/$1.62 at September 30, 2012.

        The fair value of our senior notes was approximately $18,677 million at September 30, 2012 and $14,512 million at December 31, 2011. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016 and $12,763 million in 2017 and thereafter. The amount of interest accrued related to our outstanding debt was $102 million at September 30, 2012 and $201 million at December 31, 2011.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. As of September 30, 2012, there were no borrowings under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At September 30, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes then outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011, and the revolving credit facilities are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes or the revolving credit debt have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes and the revolving credit facilities.

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV will not be subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the indentures.

        Restricted Cash.    Restricted cash of $6 million as of September 30, 2012 and $30 million as of December 31, 2011 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure our letter of credit obligations. The restrictions on the cash will be removed as the letters of credit expire.

Note 6: Derivative Financial Instruments

  Cross-Currency Swaps

        In connection with the issuance of the £750 million of 4.375% senior notes due in 2029 discussed in Note 5, DIRECTV U.S. entered into cross-currency swap agreements to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

        We record unrealized gains on cross-currency swaps at fair value as assets and unrealized losses on cross-currency swaps at fair value as liabilities. As of September 30, 2012, we recorded the fair value of unrealized losses on cross-currency swaps in the amount of $50 million in "Other liabilities and deferred credits" in the Consolidated Balance Sheets. We calculated the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk. These cross-currency swaps have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on the cross-currency swaps is reported in accumulated other comprehensive income and reclassified to earnings in the same periods during which the hedged debt affects earnings. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately in earnings. During the three months ended September 30, 2012, DIRECTV U.S. reclassified $5 million, $3 million after tax, from "Accumulated other comprehensive loss," into "Other, net" in the Consolidated Statements of Operations, to offset $5 million of remeasurement loss on the British pound sterling denominated debt. We evaluate the effectiveness of our cross-currency swaps on a quarterly basis. We measured no ineffectiveness for the three and nine months ended September 30, 2012.

        Collateral Arrangements.    We have agreements with our cross-currency swap counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. As of September 30, 2012, neither we nor any of our counterparties were required to post collateral under the terms of the cross-currency swap agreements. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 7: Contingencies

  Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of September 30, 2012 and December 31, 2011, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $265 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

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

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of September 30, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $436 million, including cash of $540 million.

  Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2012. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    In December, 2000, Pegasus Development Corporation and Personalized Media Communications L.L.C. filed suit in the United States District Court for the District of Delaware against DIRECTV, Inc., Hughes Electronics Corporation, Thomson Consumer Electronics, Inc., and Philips Electronics North America Corporation. The suit alleged infringement of certain claims of seven United States patents and sought

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

an injunction and a monetary award including damages for infringement, interest, costs, and attorneys' fees. Trial is presently scheduled for November 2013. The suit now involves claims of four of the seven patents originally asserted, all of which have expired, and the validity and infringement of which are disputed by DIRECTV.

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

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts both we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, in October 2011, Sky Brasil was required to provide a letter of credit in the amount of approximately $80 million which represents the contested fees plus accrued interest and penalties, for the period from January 2004 to September 2009, plus an additional 30% required by Brazilian law. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal, and there are other claims by the Brazilian pay television association, known as ABTA, against ECAD before the Brazilian antitrust board, or CADE, which may affect ECAD or the rights fees it is attempting to collect.

        Waste Disposal Inquiry.    On August 20, 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, recordkeeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

investigate waste handling and disposal processes of a number of industries. We are reviewing our policies and procedures applicable to all facilities and cooperating with the investigation. As this inquiry is in its early stages, we are currently unable to reasonably estimate the outcome of this matter.

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the Federal Trade Commission, or FTC, on advertising and sales practices similar to those resolved in 2010 with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

  Income Tax Matters

        We have received tax assessments from certain foreign jurisdictions and have agreed to indemnify previously divested businesses for certain tax assessments relating to periods prior to their respective divestitures. These assessments are in various stages of the administrative process or litigation. While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial position and result of operations.

  Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2012, the net book value of in-orbit satellites was $1,727 million, all of which was uninsured.

  Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $138 million at September 30, 2012, primarily related to a judicial deposit in Brazil for the ECAD matter discussed above.

Note 8: Related Party Transactions

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Sales	$1	$1	$3	$5
Purchases	225	231	696	633

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2012	December 31, 2011
	(Dollars in Millions)
Accounts receivable	$50	$1
Accounts payable	100	96

Note 9: Stockholders' Deficit and Redeemable Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        In August 2012, our certificate of incorporation was amended to reclassify all issued and outstanding shares of Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share, on a one-for-one basis into a single class of common stock. This common stock, par value $0.01 per share, has the same voting powers, preferences, rights and qualifications, limitations and restrictions as the prior Class A common stock. Pursuant to this amendment, our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2012, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of September 30, 2012, we had approximately $2,969 million remaining under this authorization. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2012	2011
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$3,897	$4,368
Average price per share	$47.67	$45.86
Number of shares repurchased and retired	82	95

        Of the $3,897 million in repurchases during the nine months ended September 30, 2012, $96 million were paid for in October 2012. Of the $4,368 million in repurchases during the nine months ended September 30, 2011, $70 million were paid for in October 2011. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			2,007		2,007	22	$2,029
Stock repurchased and retired	(81,713,828)	(567)	(3,330)		(3,897)
Stock options exercised and restricted stock units vested and distributed	2,162,030	(54)			(54)
Share-based compensation expense		77			77
Tax benefit from share-based compensation		30			30
Adjustment to the fair value of redeemable noncontrolling interest		7			7	(7)
Other		(1)			(1)
Other comprehensive loss				(62)	(62)	(15)

Balance as of September 30, 2012	611,754,897	$4,291	$(9,073)	$(218)	$(5,000)	$265

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net income			1,891		1,891	22	$1,913
Stock repurchased and retired	(95,218,084)	(661)	(3,707)		(4,368)
Stock options exercised and restricted stock units vested and distributed	1,987,343	(50)			(50)
Share-based compensation expense		76			76
Tax benefit from share-based compensation		29			29
Adjustment to the fair value of redeemable noncontrolling interest		12			12	(12)
Other comprehensive loss				(91)	(91)	(10)

Balance as of September 30, 2011	715,216,303	$4,969	$(7,546)	$(118)	$(2,695)	$224

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	2012			2011
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Gain (loss) related to changes in plan experience and actuarial assumptions arising during the period	$(2)	$1	$(1)	$3	$(1)	$2
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	15	(6)	9	11	(4)	7
Cash flow hedges:
Unrealized losses arising during the period	(51)	20	(31)	—	—	—
Reclassification adjustments realized in net income	(5)	2	(3)	—	—	—
Foreign currency translation adjustments	(3)	1	(2)	(228)	88	(140)
Unrealized holding losses on securities	—	—	—	(5)	2	(3)

Other comprehensive loss	$(46)	$18	$(28)	$(219)	$85	$(134)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Nine Months Ended September 30,
	2012			2011
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Gain (loss) related to changes in plan experience and actuarial assumptions arising during the period	$(2)	$1	$(1)	$3	$(1)	$2
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	15	(6)	9	11	(4)	7
Cash flow hedges:
Unrealized losses arising during the period	(51)	20	(31)	—	—	—
Reclassification adjustments realized in net income	(5)	2	(3)	—	—	—
Foreign currency translation adjustments	(52)	20	(32)	(150)	58	(92)
Unrealized holding losses on securities	(7)	3	(4)	(13)	5	(8)

Other comprehensive loss	$(102)	$40	$(62)	$(149)	$58	$(91)

Accumulated Other Comprehensive Income (Loss)

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plans	Cross- Currency Swaps	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$—	$(8)	$3	$(156)
Other comprehensive income (loss)	8	(34)	(32)	(4)	(62)

Balance as of September 30, 2012	$(143)	$(34)	$(40)	$(1)	$(218)

	Defined Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2011	$(122)	$86	$9	$(27)
Other comprehensive income (loss)	9	(92)	(8)	(91)

Balance as of September 30, 2011	$(113)	$(6)	$1	$(118)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 10: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. In the computation of diluted EPS under the treasury stock method, the amount of assumed proceeds from restricted stock units and common stock options includes the amount of compensation cost attributable to future services not yet recognized, proceeds from the exercise of the options and the incremental income tax benefit or liability as if the awards were exercised or distributed during the period. We exclude common equivalent shares from the computation in loss periods as their effect would be antidilutive and we exclude common stock options from the computation of diluted EPS when their exercise price is greater than the average market price of our common stock. For the three and nine months ended September 30, 2012 and 2011 we excluded no common stock options from the computation of diluted EPS, because all options' exercise prices were less than the average market price of our common stock during the periods presented.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
September 30, 2012
Basic EPS
Net income attributable to DIRECTV	$565	624	$0.91
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$565	629	$0.90

September 30, 2011
Basic EPS
Net income attributable to DIRECTV	$516	732	$0.70
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$516	737	$0.70

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended
September 30, 2012
Basic EPS
Net income attributable to DIRECTV	$2,007	651	$3.08
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,007	655	$3.06

September 30, 2011
Basic EPS
Net income attributable to DIRECTV	$1,891	762	$2.48
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,891	767	$2.47

Note 11: Segment Reporting

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
September 30, 2012
DIRECTV U.S.	$5,767	$2	$5,769	$876	$375	$1,251
Sky Brasil	868	—	868	122	133	255
PanAmericana	709	—	709	99	101	200

DIRECTV Latin America	1,577	—	1,577	221	234	455
Sports Networks, Eliminations and Other	72	(2)	70	(29)	9	(20)

Total	$7,416	$—	$7,416	$1,068	$618	$1,686

September 30, 2011
DIRECTV U.S.	$5,419	$2	$5,421	$800	$353	$1,153
Sky Brasil	813	—	813	136	122	258
PanAmericana	543	—	543	100	76	176

DIRECTV Latin America	1,356	—	1,356	236	198	434
Sports Networks, Eliminations and Other	69	(2)	67	(6)	3	(3)

Total	$6,844	$—	$6,844	$1,030	$554	$1,584

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended
September 30, 2012
DIRECTV U.S.	$16,909	$6	$16,915	$3,130	$1,116	$4,246
Sky Brasil	2,587	—	2,587	399	403	802
PanAmericana	1,983	—	1,983	295	271	566

DIRECTV Latin America	4,570	—	4,570	694	674	1,368
Sports Networks, Eliminations and Other	207	(6)	201	(37)	21	(16)

Total	$21,686	$—	$21,686	$3,787	$1,811	$5,598

September 30, 2011
DIRECTV U.S.	$15,837	$6	$15,843	$2,737	$1,225	$3,962
Sky Brasil	2,212	—	2,212	403	328	731
PanAmericana	1,512	—	1,512	293	217	510

DIRECTV Latin America	3,724	—	3,724	696	545	1,241
Sports Networks, Eliminations and Other	202	(6)	196	(18)	11	(7)

Total	$19,763	$—	$19,763	$3,415	$1,781	$5,196

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,686	$1,584	$5,598	$5,196
Depreciation and amortization	(618)	(554)	(1,811)	(1,781)

Operating profit	1,068	1,030	3,787	3,415
Interest income	17	9	40	25
Interest expense	(204)	(194)	(622)	(569)
Other, net	39	(38)	13	74

Income before income taxes	920	807	3,218	2,945
Income tax expense	(348)	(286)	(1,189)	(1,032)

Net income	572	521	2,029	1,913
Less: Net income attributable to noncontrolling interest	(7)	(5)	(22)	(22)

Net income attributable to DIRECTV	$565	$516	$2,007	$1,891

Note 12: Condensed Consolidating Financial Statements

        As discussed above in Note 5, on November 14, 2011, DIRECTV provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc, or the Co-issuers, and is a guarantor for all subsequently issued senior notes.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the DIRECTV guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, the condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011, and the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,769	$1,667	$(20)	$7,416
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,685	621	(18)	3,288
Subscriber service expenses	—	—	390	176	—	566
Broadcast operations expenses	—	—	74	31	(2)	103
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	757	187	—	944
Upgrade and retention costs	—	—	340	42	—	382
General and administrative expenses	17	—	272	158	—	447
Depreciation and amortization expense	—	—	375	243	—	618

Total operating costs and expenses	17	—	4,893	1,458	(20)	6,348

Operating profit (loss)	(17)	—	876	209	—	1,068
Equity in income of consolidated subsidiaries	576	553	—	—	(1,129)	—
Interest income	—	—	1	19	(3)	17
Interest expense	—	(188)	(1)	(18)	3	(204)
Other, net	(2)	—	17	24	—	39

Income before income taxes	557	365	893	234	(1,129)	920
Income tax benefit (expense)	8	71	(340)	(87)	—	(348)

Net income	565	436	553	147	(1,129)	572
Less: Net income attributable to noncontrolling interest	—	—	—	(7)	—	(7)

Net income attributable to DIRECTV	$565	$436	$553	$140	$(1,129)	$565

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$178	$5,421	$1,440	$(195)	$6,844
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,411	530	(15)	2,926
Subscriber service expenses	—	—	375	125	—	500
Broadcast operations expenses	—	—	75	25	(1)	99
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	793	169	—	962
Upgrade and retention costs	—	—	332	33	—	365
General and administrative expenses	6	—	461	120	(179)	408
Depreciation and amortization expense	—	—	353	201	—	554

Total operating costs and expenses	6	—	4,800	1,203	(195)	5,814

Operating profit (loss)	(6)	178	621	237	—	1,030
Equity in income of consolidated subsidiaries	517	386	—	—	(903)	—
Interest income	—	—	—	12	(3)	9
Interest expense	—	(176)	(1)	(20)	3	(194)
Other, net	5	(1)	7	(49)	—	(38)

Income before income taxes	516	387	627	180	(903)	807
Income tax benefit (expense)	—	(1)	(241)	(44)	—	(286)

Net income	516	386	386	136	(903)	521
Less: Net income attributable to noncontrolling interest	—	—	—	(5)	—	(5)

Net income attributable to DIRECTV	$516	$386	$386	$131	$(903)	$516

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$16,915	$4,831	$(119)	$21,686
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	7,549	1,754	(54)	9,249
Subscriber service expenses	—	—	1,096	496	—	1,592
Broadcast operations expenses	—	—	229	87	(6)	310
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,017	532	—	2,549
Upgrade and retention costs	—	—	930	126	—	1,056
General and administrative expenses	33	—	907	451	(59)	1,332
Depreciation and amortization expense	—	—	1,116	695	—	1,811

Total operating costs and expenses	33	—	13,844	4,141	(119)	17,899

Operating profit (loss)	(33)	59	3,071	690	—	3,787
Equity in income of consolidated subsidiaries	2,032	1,926	—	—	(3,958)	—
Interest income	—	—	1	48	(9)	40
Interest expense	(1)	(575)	(2)	(53)	9	(622)
Other, net	(6)	(65)	26	58	—	13

Income before income taxes	1,992	1,345	3,096	743	(3,958)	3,218
Income tax benefit (expense)	15	219	(1,170)	(253)	—	(1,189)

Net income	2,007	1,564	1,926	490	(3,958)	2,029
Less: Net income attributable to noncontrolling interest	—	—	—	(22)	—	(22)

Net income attributable to DIRECTV	$2,007	$1,564	$1,926	$468	$(3,958)	$2,007

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$505	$15,843	$3,969	$(554)	$19,763
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	6,818	1,438	(44)	8,212
Subscriber service expenses	—	—	1,081	334	—	1,415
Broadcast operations expenses	—	—	224	69	(4)	289
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,101	423	—	2,524
Upgrade and retention costs	—	—	889	84	—	973
General and administrative expenses	11	—	1,274	375	(506)	1,154
Depreciation and amortization expense	—	—	1,225	556	—	1,781

Total operating costs and expenses	11	—	13,612	3,279	(554)	16,348

Operating profit (loss)	(11)	505	2,231	690	—	3,415
Equity in income of consolidated subsidiaries	1,899	1,411	—	—	(3,310)	—
Interest income	—	—	1	32	(8)	25
Interest expense	—	(516)	(3)	(58)	8	(569)
Other, net	(1)	(26)	55	46	—	74

Income before income taxes	1,887	1,374	2,284	710	(3,310)	2,945
Income tax benefit (expense)	4	14	(873)	(177)	—	(1,032)

Net income	1,891	1,388	1,411	533	(3,310)	1,913
Less: Net income attributable to noncontrolling interest	—	—	—	(22)	—	(22)

Net income attributable to DIRECTV	$1,891	$1,388	$1,411	$511	$(3,310)	$1,891

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$565	$436	$553	$147	$(1,129)	$572
Other comprehensive income, net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	—	—	—	—	9
Cash flow hedges:
Unrealized losses arising during the period	—	(31)	—	—	—	(31)
Reclassification adjustments included in net income	—	(3)		—	—	(3)
Foreign currency translation adjustments	—	—	—	(2)	—	(2)

Other comprehensive income (loss)	8	(34)	—	(2)	—	(28)

Comprehensive income	573	402	553	145	(1,129)	544
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(6)	—	(6)

Comprehensive income attributable to DIRECTV	$573	$402	$553	$139	$(1,129)	$538

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$516	$386	$386	$136	$(903)	$521
Other comprehensive income, net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	2	—	—	—	—	2
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	7	—	—	—	—	7
Foreign currency translation adjustments	—	—	—	(140)	—	(140)
Unrealized holding losses on securities	—	—	—	(3)	—	(3)

Other comprehensive income (loss)	9	—	—	(143)	—	(134)

Comprehensive income (loss)	525	386	386	(7)	(903)	387
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	10	—	10

Comprehensive income attributable to DIRECTV	$525	$386	$386	$3	$(903)	$397

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,007	$1,564	$1,926	$490	$(3,958)	$2,029
Other comprehensive income, net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	—	—	—	—	9
Cash flow hedges:
Unrealized losses arising during the period	—	(31)	—	—	—	(31)
Reclassification adjustments included in net income	—	(3)	—	—	—	(3)
Foreign currency translation adjustments	—	—	—	(32)	—	(32)
Unrealized holding losses on securities	—	—	—	(4)	—	(4)

Other comprehensive income (loss)	8	(34)	—	(36)	—	(62)

Comprehensive income	2,015	1,530	1,926	454	(3,958)	1,967
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(7)	—	(7)

Comprehensive income attributable to DIRECTV	$2,015	$1,530	$1,926	$447	$(3,958)	$1,960

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,891	$1,388	$1,411	$533	$(3,310)	$1,913
Other comprehensive income, net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	2	—	—	—	—	2
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	7	—	—	—	—	7
Foreign currency translation adjustments	—	—	—	(92)	—	(92)
Unrealized holding losses on securities	—	—	—	(8)	—	(8)

Other comprehensive income (loss)	9	—	—	(100)	—	(91)

Comprehensive income	1,900	1,388	1,411	433	(3,310)	1,822
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(12)	—	(12)

Comprehensive income attributable to DIRECTV	$1,900	$1,388	$1,411	$421	$(3,310)	$1,810

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,170	$743	$2,603	$1,966	$(652)	$5,830
Satellites, net	—	—	1,752	536	—	2,288
Property and equipment, net	—	—	3,185	2,521	—	5,706
Goodwill	—	1,828	1,349	889	—	4,066
Intangible assets, net	—	—	456	365	—	821
Intercompany receivables	4,279	5,800	15,348	3,716	(29,143)	—
Investment in subsidiaries	(8,630)	14,082	—	(9,916)	4,464	—
Other assets	78	105	182	1,383	(106)	1,642

Total assets	$(3,103)	$22,558	$24,875	$1,460	$(25,437)	$20,353

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$192	$121	$3,436	$1,781	$(653)	$4,877
Long-term debt	—	17,162	—	—	—	17,162
Deferred income taxes	—	—	1,359	410	(97)	1,672
Intercompany liabilities	1,124	15,348	5,800	6,871	(29,143)	—
Other liabilities and deferred credits	581	138	198	468	(8)	1,377
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,291	9	4,777	(5,482)	696	4,291
Retained earnings (accumulated deficit)	(9,073)	(10,186)	9,305	(2,787)	3,668	(9,073)
Accumulated other comprehensive loss	(218)	(34)	—	(66)	100	(218)

Total stockholders' equity (deficit)	(5,000)	(10,211)	14,082	(8,335)	4,464	(5,000)

Total liabilities and stockholders' equity (deficit)	$(3,103)	$22,558	$24,875	$1,460	$(25,437)	$20,353

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$412	$533	$2,514	$1,397	$(615)	$4,241
Satellites, net	—	—	1,724	491	—	2,215
Property and equipment, net	—	—	3,084	2,139	—	5,223
Goodwill	—	1,828	1,349	920	—	4,097
Intangible assets, net	—	—	461	448	—	909
Intercompany receivables	3,746	4,011	11,582	3,442	(22,781)	—
Investment in subsidiaries	(5,510)	12,057	—	(7,607)	1,060	—
Other assets	74	64	256	1,425	(81)	1,738

Total assets	$(1,278)	$18,493	$20,970	$2,655	$(22,417)	$18,423

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$383	$204	$3,422	$1,349	$(615)	$4,743
Long-term debt	—	13,464	—	—	—	13,464
Deferred income taxes	—	—	1,321	531	(81)	1,771
Intercompany liabilities	895	11,582	4,011	6,293	(22,781)	—
Other liabilities and deferred credits	551	82	159	495	—	1,287
Redeemable noncontrolling interest	—	—	—	265	—	265
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,799	11	4,684	(561)	(4,134)	4,799
Retained earnings (accumulated deficit)	(7,750)	(6,850)	7,373	(5,703)	5,180	(7,750)
Accumulated other comprehensive loss	(156)	—	—	(14)	14	(156)

Total stockholders' equity (deficit)	(3,107)	(6,839)	12,057	(6,278)	1,060	(3,107)

Total liabilities and stockholders' equity (deficit)	$(1,278)	$18,493	$20,970	$2,655	$(22,417)	$18,423

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,186	$1,822	$1,173	$1,616	$(1,664)	$4,133

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,048)	(1,112)	—	(2,160)
Cash paid for satellites	(6)	—	(139)	(86)	—	(231)
Investment in companies, net of cash acquired	—	—	(1)	(3)	—	(4)
Proceeds from sale of investments	—	—	24	—	—	24
Return of capital from subsidiary	3,336	—	—	—	(3,336)	—
Other, net	—	—	(1)	26	—	25

Net cash provided by (used in) investing activities	3,330	—	(1,165)	(1,175)	(3,336)	(2,346)

Cash flows from financing activities
Cash proceeds from debt issuance	—	5,190	—	—	—	5,190
Debt issuance costs	—	(35)	—	—	—	(35)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Repayment of other long-term obligations	—	—	(15)	(25)	—	(40)
Common shares repurchased and retired	(3,828)	—	—	—	—	(3,828)
Stock options exercised	2	—	—	—	—	2
Taxes paid in lieu of shares issued for share-based compensation	—	—	(49)	(9)	—	(58)
Excess tax benefit from share-based compensation	—	—	25	5	—	30
Intercompany payments (funding)	154	—	14	(168)	—	—
Cash dividend to Parent	—	(5,000)	—	—	5,000	—

Net cash used in financing activities	(3,672)	(1,345)	(25)	(197)	5,000	(239)

Net increase (decrease) in cash and cash equivalents	844	477	(17)	244	—	1,548
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$973	$705	$(13)	$756	$—	$2,421

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,321	$1,148	$1,322	$1,087	$(1,267)	$3,611

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,186)	(974)	—	(2,160)
Cash paid for satellites	—	—	(83)	(73)	—	(156)
Investment in companies, net of cash acquired	—	—	(11)	—	—	(11)
Proceeds from sale of investments	—	—	55	61	—	116
Return of capital from subsidiary	2,733	—	—	—	(2,733)	—
Other, net	—	—	1	40	—	41

Net cash provided by (used in) investing activities	2,733	—	(1,224)	(946)	(2,733)	(2,170)

Cash flows from financing activities
Cash proceeds from debt issuance	—	3,990	—	—	—	3,990
Debt issuance costs	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(61)	(110)	—	(171)
Common shares repurchased and retired	(4,366)	—	—	—	—	(4,366)
Taxes paid in lieu of shares issued for share-based compensation	(2)	—	(45)	(8)	—	(55)
Excess tax benefit from share-based compensation	—	—	21	4	—	25
Intercompany payments (funding)	(50)	—	(1)	51	—	—
Cash dividend to Parent	—	(4,000)	—	—	4,000	—

Net cash used in financing activities	(4,418)	(1,040)	(86)	(102)	4,000	(1,646)

Net increase (decrease) in cash and cash equivalents	(364)	108	12	39	—	(205)
Cash and cash equivalents at beginning of the period	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the period	$83	$791	$16	$407	$—	$1,297

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 23, 2012, updated by the Current Report on Form 8-K filed on August 27, 2012, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on May 9, 2012, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 3, 2012 and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,416	$6,844	$21,686	$19,763
Total operating costs and expenses	6,348	5,814	17,899	16,348

Operating profit	1,068	1,030	3,787	3,415
Interest income	17	9	40	25
Interest expense	(204)	(194)	(622)	(569)
Other, net	39	(38)	13	74

Income before income taxes	920	807	3,218	2,945
Income tax expense	(348)	(286)	(1,189)	(1,032)

Net income	572	521	2,029	1,913
Less: Net income attributable to noncontrolling interest	(7)	(5)	(22)	(22)

Net income attributable to DIRECTV	$565	$516	$2,007	$1,891

Basic earnings attributable to DIRECTV per common share	$0.91	$0.70	$3.08	$2.48
Diluted earnings attributable to DIRECTV per common share	$0.90	$0.70	$3.06	$2.47
Weighted average number of total common shares outstanding (in millions):
Basic	624	732	651	762
Diluted	629	737	655	767

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	September 30, 2012	December 31, 2011
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,421	$873
Total current assets	5,830	4,241
Total assets	20,353	18,423
Total current liabilities	4,877	4,743
Long-term debt	17,162	13,464
Redeemable noncontrolling interest	265	265
Total stockholders' deficit	(5,000)	(3,107)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,068	$1,030	$3,787	$3,415
Add: Depreciation and amortization expense	618	554	1,811	1,781

Operating profit before depreciation and amortization	$1,686	$1,584	$5,598	$5,196

Operating profit before depreciation and amortization margin	22.7%	23.1%	25.8%	26.3%
Cash flow information
Net cash provided by operating activities	$1,109	$1,207	$4,133	$3,611
Net cash used in investing activities	(771)	(970)	(2,346)	(2,170)
Net cash used in financing activities	(49)	(1,468)	(239)	(1,646)
Free cash flow(2)
Net cash provided by operating activities	1,109	1,207	4,133	3,611
Less: Cash paid for property and equipment	(743)	(864)	(2,160)	(2,160)
Less: Cash paid for satellites	(47)	(108)	(231)	(156)

Free cash flow	$319	$235	$1,742	$1,295

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
September 30, 2012
DIRECTV U.S.	$5,769	77.8%	$876	$375	$1,251
Sky Brasil	868	11.7%	122	133	255
PanAmericana	709	9.6%	99	101	200

DIRECTV Latin America	1,577	21.3%	221	234	455
Sports Networks, Eliminations and Other	70	0.9%	(29)	9	(20)

Total	$7,416	100.0%	$1,068	$618	$1,686

September 30, 2011
DIRECTV U.S.	$5,421	79.2%	$800	$353	$1,153
Sky Brasil	813	11.9%	136	122	258
PanAmericana	543	7.9%	100	76	176

DIRECTV Latin America	1,356	19.8%	236	198	434
Sports Networks, Eliminations and Other	67	1.0%	(6)	3	(3)

Total	$6,844	100.0%	$1,030	$554	$1,584

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended
September 30, 2012
DIRECTV U.S.	$16,915	78.0%	$3,130	$1,116	$4,246
Sky Brasil	2,587	11.9%	399	403	802
PanAmericana	1,983	9.1%	295	271	566

DIRECTV Latin America	4,570	21.1%	694	674	1,368
Sports Networks, Eliminations and Other	201	0.9%	(37)	21	(16)

Total	$21,686	100.0%	$3,787	$1,811	$5,598

September 30, 2011
DIRECTV U.S.	$15,843	80.2%	$2,737	$1,225	$3,962
Sky Brasil	2,212	11.1%	403	328	731
PanAmericana	1,512	7.7%	293	217	510

DIRECTV Latin America	3,724	18.8%	696	545	1,241
Sports Networks, Eliminations and Other	196	1.0%	(18)	11	(7)

Total	$19,763	100.0%	$3,415	$1,781	$5,196

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2012, DIRECTV U.S. had more than 19.9 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of September 30, 2012, PanAmericana had approximately 4.9 million subscribers, Sky Brasil had approximately 4.8 million subscribers and Sky Mexico had approximately 4.9 million subscribers.

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

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three year estimated useful life. We accounted for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation

DIRECTV

and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Nine Months Ended September 30,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(143)	$(76)
Net income attributable to DIRECTV	88	47
Basic and diluted earnings attributable to DIRECTV per common share	$0.13	$0.06

Divestitures

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a $37 million gain, $23 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations.

        In March 2011, we sold a 5% ownership interest in GSN to our equity partner for $60 million in cash, reducing our ownership interest to 60%. We recognized a $25 million gain, $16 million after tax, on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. In the third quarter of 2012, we exercised our put right to sell an additional 18% interest in GSN for $234 million to our equity partner, which will reduce our ownership interest from 60% to 42%. The close of the transaction is contingent upon regulatory approval, which we expect to occur in the fourth quarter of 2012. For additional information regarding the sale of our 18% ownership interest in GSN, refer to Note 2 of the Notes to the Consolidated Financial Statements.

Financing Transactions

  2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its revolving credit facility.

        In September 2012, DIRECTV U.S. issued £750 million ($1,208 million) of senior notes resulting in £742 million ($1,194 million) of proceeds, net of an original issue discount. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including with annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

        In March 2012, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,996 million of proceeds, net of discount. In May 2012, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, all of its then outstanding $1,500 million of 7.625% senior notes due in 2016. We recorded a pre-tax charge of $64 million, $40 million after tax, during the second quarter of 2012, of which $57 million resulted from the premium paid for the redemption and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

  2011 Financing Transactions

        In March 2011, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,990 million of proceeds, net of discount. In March 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015. In June 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015. We recorded a pre-tax charge of $25 million, $16 million after tax, during the nine months ended September 30, 2011, as a result of the redemptions, primarily for the premiums paid. The pre-tax charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

DIRECTV

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

EXECUTIVE OUTLOOK

        DIRECTV Consolidated.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 that at the consolidated DIRECTV level we expected free cash flow to be relatively flat as compared to 2011. We now expect free cash flow at the consolidated DIRECTV level to grow in the double digit percentage range in 2012.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,769	$5,421	$348	6.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,685	2,411	274	11.4%
Subscriber service expenses	390	375	15	4.0%
Broadcast operations expenses	74	75	(1)	(1.3)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	757	793	(36)	(4.5)%
Upgrade and retention costs	340	332	8	2.4%
General and administrative expenses	272	282	(10)	(3.5)%
Depreciation and amortization expense	375	353	22	6.2%

Total operating costs and expenses	4,893	4,621	272	5.9%

Operating profit	$876	$800	$76	9.5%

Operating profit margin	15.2%	14.8%	—	—
Other data:
Operating profit before depreciation and amortization	$1,251	$1,153	$98	8.5%
Operating profit before depreciation and amortization margin	21.7%	21.3%	—	—
Total number of subscribers (in thousands)	19,981	19,760	221	1.1%
ARPU	$96.41	$92.21	$4.20	4.6%
Average monthly subscriber churn %	1.74%	1.62%	—	7.4%
Gross subscriber additions (in thousands)	1,107	1,280	(173)	(13.5)%
Subscriber disconnections (in thousands)	1,040	953	87	9.1%
Net subscriber additions (in thousands)	67	327	(260)	(79.5)%
Average subscriber acquisition costs—per subscriber (SAC)	$850	$793	$57	7.2%
Capital expenditures:
Property and equipment	137	159	(22)	(13.8)%
Subscriber leased equipment—subscriber acquisitions	184	222	(38)	(17.1)%
Subscriber leased equipment—upgrade and retention	79	91	(12)	(13.2)%
Satellites	23	35	(12)	(34.3)%

Total capital expenditures	$423	$507	$(84)	(16.6)%

        Subscribers.    In the third quarter of 2012, net subscriber additions decreased due to lower gross subscribers resulting from an increased focus on attaining higher quality subscribers and stricter credit

DIRECTV

policies, as well as lower gross additions from our telco sales channel. The higher churn rate in the third quarter of 2012 was primarily due to a contract dispute with a large programmer, which resulted in the removal of several channels from our service for nine days.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the third quarter of 2012 as compared to the third quarter of 2011, primarily due to higher revenues, as well as lower subscriber acquisition costs and lower general and administrative expenses, partially offset by higher programming costs.

        Operating profit before depreciation and amortization margin increased in the third quarter of 2012 as compared to the third quarter of 2011 primarily due to lower subscriber acquisition costs and general and administrative expenses, as well as relatively unchanged upgrade and retention expenses. These increases were partially offset by higher programming costs.

        Revenues.    DIRECTV U.S. revenues increased in the third quarter of 2012 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, as well as higher advanced receiver service fees and an additional week of NFL SUNDAY TICKET™ revenues, partially offset by increased promotional offers to new and existing subscribers.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, a larger subscriber base, as well as an extra week of NFL SUNDAY TICKET programming costs during the third quarter of 2012.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added.

        General and administrative expenses decreased primarily due to lower bad debt expense, partially offset by higher labor costs and rent expenses.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2012 compared to the third quarter of 2011. These increases were primarily due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of September 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,577	$1,356	$221	16.3%
Operating profit before depreciation and amortization	455	434	21	4.8%
Operating profit before depreciation and amortization margin	28.9%	32.0%	—	—
Operating profit	$221	$236	$(15)	(6.4)%
Operating profit margin	14.0%	17.4%	—	—
Other data:
ARPU	$55.97	$64.63	$(8.66)	(13.4)%
Average monthly total subscriber churn %	1.91%	1.83%	—	4.4%
Average monthly post-paid subscriber churn %	1.54%	1.39%	—	10.8%
Total number of subscribers (in thousands)(1)	9,666	7,281	2,385	32.8%
Gross subscriber additions (in thousands)(1)(2)	1,081	957	124	13.0%
Net subscriber additions (in thousands)(1)(2)	543	574	(31)	(5.4)%
Capital expenditures:
Property and equipment	40	28	12	42.9%
Subscriber leased equipment—subscriber acquisitions	195	248	(53)	(21.4)%
Subscriber leased equipment—upgrade and retention	107	115	(8)	(7.0)%
Satellites	22	74	(52)	(70.3)%

Total capital expenditures	$364	$465	$(101)	(21.7)%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Excludes 7,000 subscribers acquired in a 2012 transaction in Brazil.

        Subscribers.    The increase in gross subscriber additions in the third quarter of 2012 was primarily due to greater middle market demand primarily in Argentina, Colombia and Brazil. Net subscriber additions decreased as the higher gross subscriber additions were more than offset by higher average monthly churn on the larger subscriber base. Total average monthly churn increased primarily as a result of higher post-paid churn in Brazil, due mainly to higher middle market penetration.

        Revenues.    Revenues increased in the third quarter of 2012 primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market, partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the third quarter of 2012 as compared to the third quarter of 2011, as a result of higher revenues, partially offset by higher broadcast programming costs and subscriber service expenses related to the larger subscriber base. In PanAmericana, broadcast programming costs were also higher due to costs associated with the Olympics. Also in PanAmericana, subscriber service and

DIRECTV

general and administrative expenses increased due to inflationary pressures on labor, and subscriber acquisition costs increased due to the increase in prepaid gross subscriber additions.

        Operating profit before depreciation and amortization margin decreased in the third quarter of 2012 as compared to the third quarter of 2011 as the revenue growth was more than offset by higher relative growth in subscriber service expenses associated with serving the middle market in Brazil, as well as higher relative growth in general and administrative expenses and broadcast programming costs in PanAmericana, as discussed above.

        Operating profit.    Operating profit decreased in the third quarter of 2012 as compared to the third quarter of 2011, primarily due to higher operating profit before depreciation and amortization being more than offset by higher depreciation and amortization expense resulting from an increase in basic and advanced set-top receivers capitalized due to the higher gross subscriber additions attained in the last year. The operating profit margin decline was primarily due to the lower operating profit before depreciation and amortization margin.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $17 million in the third quarter of 2012 and $9 million in the third quarter of 2011.

        Interest expense.    The increase in interest expense to $204 million in the third quarter of 2012 from $194 million in the third quarter of 2011 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
Other, net:	2012	2011	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$33	$28	$5
Gain on sale of investments	11	—	11
Fair-value gain (loss) on non-employee stock options	(2)	6	(8)
Net foreign currency transaction loss	(2)	(72)	70
Other	(1)	—	(1)

Total	$39	$(38)	$77

        Income Tax Expense.    We recognized income tax expense of $348 million for the third quarter of 2012 compared to $286 million for the third quarter of 2011. The effective tax rate for the third quarter of 2012 was 37.8% compared to 35.4% for the third quarter of 2011, primarily due to a benefit recorded for previously unrecognized foreign tax credits in the third quarter of 2011.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended September 30,
	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$0.91	$0.70
Diluted earnings attributable to DIRECTV per common share	0.90	0.70
Weighted average number of common shares outstanding
Basic	624	732
Diluted	629	737

        The increases in basic and diluted earnings per share were primarily due to the reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$16,915	$15,843	$1,072	6.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	7,549	6,818	731	10.7%
Subscriber service expenses	1,096	1,081	15	1.4%
Broadcast operations expenses	229	224	5	2.2%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,017	2,101	(84)	(4.0)%
Upgrade and retention costs	930	889	41	4.6%
General and administrative expenses	848	768	80	10.4%
Depreciation and amortization expense	1,116	1,225	(109)	(8.9)%

Total operating costs and expenses	13,785	13,106	679	5.2%

Operating profit	$3,130	$2,737	$393	14.4%

Operating profit margin	18.5%	17.3%	—	—
Other data:
Operating profit before depreciation and amortization	$4,246	$3,962	$284	7.2%
Operating profit before depreciation and amortization margin	25.1%	25.0%	—	—
Total number of subscribers (in thousands)	19,981	19,760	221	1.1%
ARPU	$94.27	$90.48	$3.79	4.2%
Average monthly subscriber churn %	1.57%	1.57%	—	—
Gross subscriber additions (in thousands)	2,911	3,286	(375)	(11.4)%
Subscriber disconnections (in thousands)	2,815	2,749	66	2.4%
Net subscriber additions (in thousands)	96	537	(441)	(82.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$852	$806	$46	5.7%
Capital expenditures:
Property and equipment	377	404	(27)	(6.7)%
Subscriber leased equipment—subscriber acquisitions	462	546	(84)	(15.4)%
Subscriber leased equipment—upgrade and retention	209	236	(27)	(11.4)%
Satellites	139	83	56	67.5%

Total capital expenditures	$1,187	$1,269	$(82)	(6.5)%

        Subscribers.    In the nine months ended September 30, 2012, net subscriber additions decreased due to lower gross subscriber additions primarily resulting from an increased focus on attaining higher quality subscribers and stricter credit policies, as well as lower gross additions from our telco sales channel.

DIRECTV

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, as higher revenues and lower subscriber acquisition costs were partially offset by higher broadcast programming costs, increased general and administrative expenses and higher upgrade and retention costs.

        Operating profit before depreciation and amortization margin was relatively unchanged in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as the revenue growth, lower subscriber acquisition costs and efficiencies in subscriber service costs were offset by higher relative growth in broadcast programming and general and administrative expenses.

        Revenues.    DIRECTV U.S. revenues increased in the nine months ended September 30, 2012 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, as well as higher advanced receiver service fees and an increase in subscriber purchases of premium channels, partially offset by increased promotional offers to new and existing subscribers.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added, partially offset by a decrease in investments for multiple dwelling unit properties.

        Upgrade and retention costs increased in the nine months ended September 30, 2012 due to our increased focus on upgrading and retaining high quality subscribers.

        General and administrative expenses increased in the nine months ended September 30, 2012 primarily due to a benefit from a property tax adjustment recorded during the nine months ended September 30, 2011, as well as equipment impairment charges recorded in 2012, primarily related to equipment financing provided to a dealer that has entered into bankruptcy proceedings, and higher labor costs and rent expenses in 2012.

        Operating profit.    Operating profit and operating profit margin increased in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase in operating profit was primarily due to an increase in operating profit before depreciation and amortization and lower depreciation and amortization expense in the nine months ended September 30, 2012 resulting from the change in the HD set-top receiver estimated depreciable life from three to four years, as well as the completion of the amortization of a contract rights intangible asset. The increase in operating profit margin was primarily due to the decrease in depreciation and amortization expense.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Nine Months Ended and As of September 30,		Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$4,570	$3,724	$846	22.7%
Operating profit before depreciation and amortization	1,368	1,241	127	10.2%
Operating profit before depreciation and amortization margin	29.9%	33.3%	—	—
Operating profit	$694	$696	$(2)	(0.3)%
Operating profit margin	15.2%	18.7%	—	—
Other data:
ARPU	$57.83	$63.58	$(5.75)	(9.0)%
Average monthly total subscriber churn %	1.84%	1.83%	—	0.5%
Average monthly post-paid subscriber churn %	1.51%	1.42%	—	6.3%
Total number of subscribers (in thousands)(1)	9,666	7,281	2,385	32.8%
Gross subscriber additions (in thousands)(1)(2)	3,234	2,545	689	27.1%
Net subscriber additions (in thousands)(1)(2)	1,781	1,473	308	20.9%
Capital expenditures:
Property and equipment	167	54	113	209.3%
Subscriber leased equipment—subscriber acquisitions	619	609	10	1.6%
Subscriber leased equipment—upgrade and retention	324	305	19	6.2%
Satellites	86	74	12	16.2%

Total capital expenditures	$1,196	$1,042	$154	14.8%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Excludes 14,000 subscribers acquired in a 2012 transaction in Brazil.

        Subscribers.    The increase in gross subscriber additions in the nine months ended September 30, 2012 was primarily due to greater middle market demand primarily in Argentina, Brazil and Colombia. Net subscriber additions increased in the nine months ended September 30, 2012 due to higher gross subscriber additions, partially offset by slightly higher total average churn, resulting from an increase in post-paid churn, primarily in Brazil, partially offset by higher prepaid reconnections in PanAmericana.

        Revenues.    Revenues increased in the nine months ended September 30, 2012, primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market, partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011, primarily due to higher revenues, partially offset by higher broadcast programming costs related to the larger subscriber base. In PanAmericana, broadcast programming costs included higher costs associated with certain soccer events and the Olympics. Also in

DIRECTV

PanAmericana, subscriber service and general and administrative expenses increased as a result of inflationary pressures on labor, and subscriber acquisition costs increased due to the higher number of gross subscriber additions.

        Operating profit before depreciation and amortization margin decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 as the revenue growth was more than offset by higher relative growth in subscriber service expenses associated with serving the middle market in Brazil as well as the incremental costs in PanAmericana, as discussed above.

        Operating profit.    Operating profit and operating profit margin decreased in the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011. The decrease in operating profit was primarily due to higher operating profit before depreciation and amortization, offset by higher depreciation and amortization expense resulting from an increase in basic and advanced set-top receivers capitalized due to the higher gross subscriber additions attained in the last year. The decrease in operating profit margin was due to the lower operating profit before depreciation and amortization margin and higher depreciation and amortization expense.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $40 million in the nine months ended September 30, 2012 and $25 million in the nine months ended September 30, 2011.

        Interest expense.    The increase in interest expense to $622 million in the nine months ended September 30, 2012 from $569 million in the nine months ended September 30, 2011 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
Other, net:	2012	2011	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$107	$83	$24
Gain on sale of investments	11	63	(52)
Fair-value loss on non-employee stock options	(5)	(1)	(4)
Loss on early extinguishment of debt	(64)	(25)	(39)
Net foreign currency transaction gain (loss)	(32)	(46)	14
Other	(4)	—	(4)

Total	$13	$74	$(61)

        Income Tax Expense.    We recognized income tax expense of $1,189 million for the nine months ended September 30, 2012 compared to $1,032 million for the nine months ended September 30, 2011. The effective tax rate for the nine months ended 2012 was 36.9% compared to 35.0% for the nine months ended September 30, 2011, primarily due to a benefit recorded for previously unrecognized foreign tax credits in the nine months ended September 30, 2011.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Nine Months Ended September 30,
	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$3.08	$2.48
Diluted earnings attributable to DIRECTV per common share	3.06	2.47
Weighted average number of common shares outstanding
Basic	651	762
Diluted	655	767

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        As of September 30, 2012, our cash and cash equivalents totaled $2,421 million compared to $873 million at December 31, 2011. The $1,548 million increase resulted primarily from $4,133 million of cash provided by operating activities and approximately $5,190 million of cash proceeds from the issuance of senior notes, partially offset by $3,828 million in cash used for the repurchase of shares, $2,391 million of cash paid for the acquisition of satellites, property and equipment and repayment of long-term debt of $1,500 million.

        As of September 30, 2012, DIRECTV U.S. had the ability to borrow up to $2.5 billion under its revolving credit facilities. DIRECTV U.S. is subject to certain restrictive covenants under its credit facilities.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.20 at September 30, 2012 and 0.89 at December 31, 2011.

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock, the most recent of which was announced in the first quarter of 2012, authorizing share repurchases of up to an additional $6 billion. As of September 30, 2012, we had approximately $2,969 million remaining under this authorization. During the nine months ended September 30, 2012, we repurchased and retired 82 million common shares for $3,897 million, at an average price of $47.67. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        We expect to fund our cash requirements and our existing business plan using our available cash balances and cash provided by operations. Additional borrowings, which may include borrowings under the $2.5 billion DIRECTV U.S. revolving credit facilities, may be required to fund strategic investment opportunities should they arise. We may also borrow additional amounts in the future in order to maintain our target of outstanding long-term debt of 2.5 times annual operating profit before depreciation and amortization of DIRECTV on a consolidated basis; however, we will evaluate our optimal leverage target on an ongoing basis.

DIRECTV

        Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under the revolving credit facilities is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facility as more fully described below.

Borrowings

        At September 30, 2012, we had $17,162 million in total outstanding borrowings, bearing a weighted average interest rate of 4.6%. Our outstanding borrowings consist of senior notes issued by DIRECTV U.S. as more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2011 Form 10-K.

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

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016 and $12,763 million in 2017 and thereafter.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. As of September 30, 2012, there were no borrowings under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to adjusted net income. The revolving credit facilities also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or

DIRECTV

consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At September 30, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011 and the revolving credit facilities are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes or the revolving credit debt have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes and the revolving credit facilities.

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

Contingencies

Redeemable Noncontrolling Interest.

        As discussed in Note 7 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brasil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

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

DIRECTV

of a significant devaluation of the bolivar, we may recognize a charge to earnings based on the amount of bolivar denominated net monetary assets (monetary assets net of monetary liabilities) held at the time of such devaluation and this may affect the growth of our Venezuelan business.

        We use the official 4.3 bolivars per U.S. dollar exchange rate to translate the financial statements of our Venezuelan subsidiary. As of September 30, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $436 million, including cash of $540 million.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2012, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2011. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $405 million as of September 30, 2012. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$27,949	$54	$2,592	$4,844	$20,459
Purchase obligations(b)	7,525	608	4,094	1,607	1,216
Operating lease obligations(c)	932	23	186	170	553
Capital lease obligations(d)	1,520	29	195	270	1,026

Total	$37,926	$714	$7,067	$6,891	$23,254

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2012, however, the obligations do not reflect potential prepayments required under indentures.

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

DIRECTV

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

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, and Note 7 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 8 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

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

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2012. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2012.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2012 or subsequent thereto, but before the filing of the report, are summarized below:

        Waste Disposal Inquiry.    On August 20, 2012, DIRECTV U.S. LLC received from the State of California subpoenas and interrogatories related to our generation, handling, recordkeeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are reviewing our policies and procedures applicable to all facilities and cooperating with the investigation.

        (b)   The following previously reported legal proceedings were terminated during the third quarter ended September 30, 2012:

        Liberty Media Corporation Litigation.    As previously reported, a purported class action complaint was filed on February 9, 2010 and amended on April 23, 2010 in Delaware Chancery Court against certain past and present directors of Liberty Media Corporation alleging, among other things, that the defendants breached their fiduciary duties as Liberty board members in connection with the business terms and approval process by Liberty stockholders of the merger of Liberty Entertainment, Inc. with a subsidiary of DIRECTV as part of the Liberty Transaction. The defendants requested indemnification and DIRECTV elected to take control of the defense. After extensive discovery, the parties conducted mediation that resulted in a settlement providing for payment to plaintiffs of $10 million, substantially all of which was paid by insurance. The terms were finalized by a settlement agreement between the parties on May 16, 2012 and an Order and Final Judgment by the court on August 6, 2012.

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

DIRECTV

        A summary of the repurchase activity for the three months ended September 30, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1-31, 2012	9	$48.65	9	$3,794
August 1-31, 2012	8	51.19	8	3,367
September 1-30, 2012	8	53.09	8	2,969

Total	25	50.86	25	2,969

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
3.1	Third Amended And Restated Certificate of Incorporation of DIRECTV (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
4.1	Specimen form of certificate representing Common Stock of DIRECTV (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
4.2
Indenture dated as of September 14, 2012 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed September 14, 2012 (SEC File No. 1-34554))
4.3
First Supplemental Indenture dated as of September 14, 2012 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K of DIRECTV filed September 14, 2012 (SEC File No. 1-34554))
10.1
3.5 Year Credit Agreement dated as of September 28, 2012, by and among DIRECTV Holdings LLC, DIRECTV and certain of DIRECTV Holdings LLC's subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the 3.5 Year Credit Agreement, Barclays Bank PLC, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Bank of America, N.A., The Royal Bank of Scotland PLC and UBS Securities LLC, as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed October 4, 2012 (SEC File No. 1-34554))
10.2
5 Year Credit Agreement dated as of September 28, 2012, by and among Borrower and DIRECTV and certain of Borrower's subsidiaries as Guarantors, and Citibank, N.A., as Administrative Agent, the lenders party to the 5 Year Credit Agreement, Barclays Bank PLC, as Syndication Agent, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Bank of America, N.A., The Royal Bank of Scotland PLC and UBS Securities LLC, as Co-Documentation Agents, and Citigroup Global Markets Inc., Barclays Bank PLC, Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBS Securities Inc. and UBS Securities LLC as Joint Lead Arrangers and Joint Bookrunners (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed October 4, 2012 (SEC File No. 1-34554))
10.3	Form of 2012 Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K filed November 2, 2012 (SEC File No. 1-34554), the "November 2012 8-K")

DIRECTV

Exhibit Number	Exhibit Name
10.4	CEO Severance Plan (incorporated by reference to Exhibit 10.2 of the November 2012 8-K)
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: November 7, 2012	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document