Form 10-K
period 2012-12-31
DIRECTV
filed 2013-02-21
CIK 1465112

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2012, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $31,057,152,128.

          As of February 13, 2013, the registrant had outstanding 573,118,774 shares of common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on May 2, 2013	Part I, Item 5 Part III, Items 10 through 14

DIRECTV

Page No.
Part I
Item 1. Business	2
Item 1A. Risk Factors	20
Item 1B. Unresolved Staff Comments	30
Item 2. Properties	30
Item 3. Legal Proceedings	30
Item 4. Mine Safety Disclosures	31
Part II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	32
Item 6. Selected Financial Data	33
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	34
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	57
Item 8. Financial Statements and Supplementary Data	59
Report of Independent Registered Public Accounting Firm	59
Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010	60
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010	62
Consolidated Balance Sheets as of December 31, 2012 and 2011	63
Consolidated Statements of Changes in Stockholders' Deficit and Redeemable Noncontrolling Interest for the Years Ended December 31, 2012, 2011 and 2010	64
Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010	65
Notes to the Consolidated Financial Statements	67
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	115
Item 9A. Controls and Procedures	115
Item 9B. Other Information	117
Part III
Item 10. Directors, Executive Officers and Corporate Governance	117
Item 11. Executive Compensation	117
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
Item 13. Certain Relationships and Related Transactions, and Director Independence	117
Item 14. Principal Accounting Fees and Services	117
Part IV
Item 15. Exhibits, Financial Statement Schedules	117
Signatures	124

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2013 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and other risks, each of which is described in more detail in Item 1A-Risk Factors of this Annual Report.

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

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks, or RSNs, and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, or DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2012, DIRECTV U.S. had approximately 20.1 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico. As of December 31, 2012, PanAmericana had approximately 5.3 million subscribers, Sky Brasil had approximately 5.0 million subscribers and Sky Mexico had approximately 5.2 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports television networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT SPORTS®. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

        Our vision is to make DIRECTV the best video experience anytime and anywhere for customers in both the United States and Latin America. Our primary strategy for achieving this vision is to combine unique and compelling content along with technological innovation and industry-leading customer service to make DIRECTV the clear choice among consumers throughout the Americas. We believe that our employees' commitment to excellence is integral to the success of this strategy and to the future of our company. We intend to advance a service-oriented culture focused on building lifelong customer relationships while maintaining financial strength and a cost structure that enables profitable growth in the markets we serve.

        The DIRECTV team is committed to our company values: leadership, innovation, decisiveness, agility, teamwork and integrity. We believe sustaining a high level of employee engagement and developing the talent we have among our people cultivates an environment of loyalty and can be directly correlated with increased customer satisfaction, productivity and profitability. Therefore, we have intensified our leadership development programs, and placed an even greater emphasis on diversity and an inclusive workplace culture to foster higher levels of innovation, engagement, cross-functional teamwork and collaboration. We also believe it is important to promote the behaviors that reflect our company values within the communities that we serve through volunteer service projects, employee-driven corporate citizenship programs and meaningful educational initiatives that impact and enrich students' curriculum. In addition, we are supporting sustainable business practices company-wide, to help ensure that our planet is healthy for future generations.

        We believe that the successful execution of our stated operating strategies will create significant shareholder value over the long term by delivering sustainable, profitable growth through brand leadership, innovative excellence, world-class customer service, increased productivity and disciplined expense management, while also returning excess cash to shareholders. DIRECTV's common stock trades on the NASDAQ® Global Select Market, or NASDAQ, under the ticker "DTV". DIRECTV was incorporated in Delaware in 2009.

DIRECTV U.S.

        Through DIRECTV U.S., we provide approximately 20.1 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or

DIRECTV

VOD, by "pushing" top-rated movies onto customers' digital video recorders, or DVRs, for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry, including over 185 national high-definition, or HD, television channels and five dedicated 3D channels. In addition, we offer VOD service, named DIRECTV CINEMA®, which provides a selection of over 10,000 movie and television programs to our broadband-connected subscribers. As of December 31, 2012, we provided local channel coverage to markets covering over 99% of U.S. television households, 98% in HD.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET® package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, VOD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers sign up for our service directly through us or our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. We or one of our home service providers or dealers install the receiving equipment. The receiving equipment, which we refer to as a DIRECTV® System, consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages that are tailored to appeal to specific segments of existing and potential customers.

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

  •
  Leading Brand Name.  We commissioned a study in 2012 which indicated that 96% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers and retain existing subscribers. In addition, we believe our recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, critically acclaimed original series content such as Damages and Call Me Fitz, international programming, premium channels, regional sports networks and one of the most extensive national HD offerings currently available in the industry. In addition, we believe that we offer one of the most comprehensive collections of sports programming content available both inside and outside of the home, highlighted by the NFL SUNDAY TICKET MAX package.

  •
  High-Quality Digital Picture and Sound, Including HD and 3D Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and sound. We believe this compares favorably with cable providers, as DIRECTV's picture quality has consistently been rated higher than cable in J.D. Power and Associates annual survey. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large collection of 1080p HD movies. Also, we currently offer 3D programming on five dedicated channels.

  •
  Sales and Marketing.  We sell DIRECTV through a number of distribution channels, including direct sales, online, telcos, national sales providers, local sales providers and consumer electronics retailers. We believe this variety of distribution alternatives coupled with sophisticated marketing programs has enabled us to continue to grow our subscriber base in an increasingly competitive and mature business.

  •
  Technology.  We devote considerable resources to improving our set-top receivers, including the middleware for our receivers, as well as developing new services. For example in 2012, we introduced the DIRECTV Genie™,

DIRECTV

    a premium high-definition whole-home DVR service with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously while viewing and controlling content from one DVR to four different locations in the house at the same time with the appropriate equipment. We also enhanced the search and discovery functionality on our high-definition user interface, or HD UI, with a new opt-in feature which recommends personalized programming that is available to watch instantly. In addition, we continue to evolve our platform to meet our subscribers' desire to view quality content where they want it most. For example, in 2012 we expanded the access to our live streaming content offerings on certain devices both inside and outside of the home and increased the programming available for subscribers to watch provided they are connected to the Internet.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher than the largest national cable providers in customer satisfaction for twelve consecutive years in the American Customer Satisfaction Index™. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

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

  •
  Strong Balance Sheet.  We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve stockholder value. As of December 31, 2012, we have repurchased approximately $25.7 billion of our common stock over the last seven years, retiring approximately 60% of our then-outstanding shares, and have announced a new $4 billion share repurchase program.

Business Strategy

        Our vision is to provide customers with the best video experience in the United States both inside and outside of the home by offering subscribers unique, differentiated and compelling programming through leadership in content, technology and customer service. Due to the rising cost of programming as well as higher costs to acquire new subscribers in an increasingly mature and competitive industry, it is even more important to distinguish and elevate the DIRECTV experience with a focus on delighting our new and existing customers. To fulfill our goals in a profitable and sustainable way we developed a strategy to (1) transform the customer service experience, (2) advance the entertainment experience both inside and outside of the home and (3) strike a balance between growth and profitability.

  •
  Transform the Customer Service Experience.  The greatest opportunity we have to create value is to delight and earn the enthusiastic loyalty of our approximately 20.1 million subscribers in the United States. We have implemented systems to measure and monitor our customer feedback regularly to continuously improve customer satisfaction. One way we do so is by measuring our Net Promoter Score, or NPS, which is a standard metric that surveys our customers' willingness to recommend DIRECTV to a friend or family member by sorting them into promoters, neutrals and detractors. Our goal is to make the customer experience a hallmark of the DIRECTV brand, drive higher loyalty levels and meaningfully differentiate DIRECTV from competitors. Our strategy involves (1) identifying improvement opportunities, (2) increasing our investment in existing

DIRECTV

    customers, (3) simplifying the sales process and (4) strengthening our bundled offers and capabilities.

    •
    Identify Improvement Opportunities.  We believe developing a system for discovering improvement opportunities in products, policies and procedures is strategically important. In 2012, we built a learning lab where we have a dedicated team focused on surfacing and resolving issues that cause negative experiences and testing ideas that could create more satisfaction for our customers through all service interactions including the initial installation as well as any subsequent communications, service or upgrade transactions. We are testing and refining solutions for customers that heighten the focus on resolving problems the first time they contact us, minimizing hand-offs, valuing the customer's time and providing in-home education on our products and services. In 2013, we will continue to empower our front line employees to go above and beyond our customers' expectations at every single point of interaction as well as identify new ways to improve customers' satisfaction while simultaneously improving productivity by reducing service calls.

    •
    Increase Our Investment in Existing Customers.  Investing in our valuable customers is strategically important. For this reason, in 2013, we expect to launch a transparent upgrade program, which will provide additional value to our existing customers, including the ability to receive upgrades to our latest product features and functionality every two years. We also believe it is critical to re-affirm our appreciation for our most tenured loyalists and plan on continuing to recognize and reward these subscribers through segmented retention offers. Transitioning our investment away from providing new customers with the best deals to thoughtful economic investments in our existing subscriber base is expected to yield even higher levels of customer satisfaction and financial returns.

    •
    Simplify the Sales Process.  Making a great first impression is important, as it sets the tone for the relationship interactions that follow. Therefore, we have decided to streamline the sales and on-boarding process through the elimination of the programming rebate redemption process. By simplifying the sales process with this new instant rebate, we have not only improved the customer experience, we have also reduced the complexity for our front-line sales and service workforce. We have plans to launch a new simplified bill as well as make it easier and more intuitive for customers to manage their account and understand features of the DIRECTV service on directv.com. We expect these solutions to reduce customer call volumes to our call centers.

    •
    Strengthen Our Bundled Offers and Capabilities.  Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. To better serve the segment of consumers who are attracted to the convenience and value of bundle offerings, we have agreements in place with most of the major telco companies nationwide to offer digital subscriber line, or DSL, and fiber bundles which include the DIRECTV service. In 2012, we completed the implementation of an integrated broadband ordering tool that enables us to offer DSL and fiber bundles through a more seamless process. We believe it is important that we continue to work closely with broadband providers to further streamline the bundle process, offer broadband services with higher speeds and improve joint marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle.

  •
  Advance the Entertainment Experience Both Inside and Outside of the Home.  We believe it is critical that we continue to extend our brand leadership as the premium pay-TV provider in the marketplace by providing the best and most compelling video experience both inside and outside of the home. To fulfill our goals, we have developed a robust product roadmap to advance the entertainment experience across multiple platforms by (1) enhancing our Whole-Home DVR and time-shifting capabilities, (2) expanding DIRECTV Everywhere capabilities and (3) delivering a seamless best-in-class user interface that unifies search and discovery across multiple screens.

  •
  Enhance Whole-Home DVR and Time-Shifting Capabilities.  We believe that consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2012 we introduced the DIRECTV Genie, a premium HD whole-home DVR service with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously without any conflicts. This advanced set-top receiver includes sophisticated, intuitive search and discovery functionality with

DIRECTV

      an opt-in feature that will recommend personalized programming available to watch instantly. The DIRECTV Genie is RVU capable and allows multiple screens within the home to connect to one central set-top receiver which enables the television viewer to watch live or recorded programs on every TV in the home without the need for an additional DVR receiver at every location. In 2013, we expect to introduce the next generation of this advanced receiver with faster processing power, new interactive features and greater functionality at a reduced cost. In addition, we plan on expanding our time and place shifting capabilities with new services as well as extending our pay-per-view and VOD movie offerings.

    •
    Connect Customer HD-DVRs to the Internet.  Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience while facilitating access of DIRECTV™ programming services on mobile devices. For example, a connected receiver provides our customers with the ability to (1) access over 10,000 additional movies and shows including the ability to search and watch web-based videos on YouTube®, (2) stream live authorized DIRECTV programming on their iPad®, iPhone® and Android phone anywhere both inside and outside of their home, (3) engage interactive "TV Apps" that provide real-time information such as favorite sports teams, local traffic or weather reports as well as a connection that enables customers to interact with friends on their Twitter® or Facebook® account via their television or portable devices and (4) use the Pandora® audio service. In the future, we expect to expand the recent programming selection available through broadband connected receivers, with a focus on quality, as well as provide access to more applications and features.

    •
    Expand DIRECTV Everywhere capabilities.  Enhancing the accessibility of subscription TV content on any device inside and outside of the home is strategically important because it augments our customers' video experiences while meeting their desire to view quality content when and where they want it most. DIRECTV Everywhere offers our customers video streaming capabilities of authorized cable and broadcast network content, as well as the ability to search and record all of their favorite shows whenever they are connected to the Internet. Today, customers with premium subscriptions have the ability to stream content through directv.com as well as through offerings such as HBO GO®, MAX GO®, Showtime Anytime®, Starz Play® and Encore Play™. In addition, subscribers can access pay-per-view and VOD programming through their laptop, tablet, smartphone or computer. During 2013, we expect to expand the video streaming capabilities of live and recorded content offerings across multiple screens and applications. We also expect to introduce the ability to stream content stored on our customers HD-DVR to mobile devices inside and outside of the home.

    •
    Deliver a Seamless Best-in-Class User Interface that Unifies Search and Discovery Across Multiple Screens.  Providing our customers with a consistent user experience as they access their subscription television content on any device inside or outside of the home is strategically important. Therefore in 2012, we expanded the availability of our new HD UI to the majority of our customers leasing HD products as well as developed applications with a similar look and feel for mobile devices and tablets. This new HD UI is significantly faster than our previous UI and is displayed in a crisp, easy-to-read HD format using more graphical poster art, providing our customers with a friendly and fun way to navigate through hundreds of channels. In addition, the HD UI incorporates our industry-leading Smart Search capabilities. In 2013, we plan to continue to unify the way our subscribers navigate content across three distinct platforms of the DIRECTV Entertainment Experience—large screen, dual screen and portable screen—to drive deeper engagement with the customer. We expect to launch faster channel navigation, interactive TV applications with HD clarity, as well as improved discovery and enhanced personalization with social and editorial curation. In addition, we plan to introduce Voice Search, which will enable subscribers to use natural language voice interaction to navigate the DIRECTV experience. We are also developing applications for mobile devices and tablets to increase the features and functionalities available to our customers both inside and outside of the home.

  •
  Strike a Balance Between Growth and Profitability.  Maintaining a strong financial foundation is vital to achieving our plans for profitable growth. To fulfill our strategic objectives, we believe we must balance top line sales and bottom line profitability. Our strategy involves (1) growing revenue streams,

DIRECTV

    (2) the optimization of acquisition and retention spending and (3) enhancing productivity and cost containment.

    •
    Grow Revenue Streams.  Due to the rising cost of programming in the maturing pay television marketplace, driving top line sales has become increasingly critical to maintaining strong profit margins. In order to achieve this objective we must grow revenues through (1) responsible pricing and (2) maximizing ancillary and non-residential revenue opportunities.

    •
    Responsible Pricing.  We believe our ability to generate the industry's highest average revenue per unit, or ARPU, demonstrates the value our best-in-class video experience delivers to our customers. It is imperative that we maintain appropriate price increases on our differentiated service offerings, while simultaneously expanding the value proposition by advancing the customer service and entertainment experiences. It is also critical that we remain disciplined in the management of subscriber credits and promotions. For example, in 2012 we introduced an Advanced Receiver Service fee on our customers' bills eliminating "Free HD for Life" as well as a lower cost programming "Entertainment" package to better fit the needs of our more value conscious consumers. These actions have reduced customer credits and are expected to increase ARPU over the coming years.

    •
    Maximize Ancillary and Non-Residential Revenues.  We believe we have an opportunity to drive top line growth through ancillary and non-residential revenue opportunities, including DIRECTV CINEMA, addressable and local advertising and the commercial property market. In 2013, we expect to continue generating incremental VOD revenues by "pushing" top-rated movies, including many available on the same day of the DVD release, onto customers DVRs for instant viewing and by expanding the video library of our enhanced movie service called DIRECTV CINEMA. We are also looking to significantly increase our advertising revenues over the coming years with a new technology that provides us the capability to insert ads into individual DVRs enabling advertisers to target customers in local regions and eventually in the individual home. In addition, we believe commercial properties represent another incremental revenue opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we expect that in the coming years, hotels will be upgrading their television service from standard-definition to HD which will present us with opportunities for growth. In the future, we will introduce new features, applications and package enhancements that will provide an integrated residential television experience for our hotel customers to offer to their patrons. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets by developing an integrated bundling solution, as well as from improved management, targeting, billing, pricing and packaging.

    •
    Optimize Acquisition and Retention Spending.  Although we continue to invest in new subscribers with a disciplined focus on driving value through quality, attaining strong financial returns on new subscribers has been increasingly difficult in this maturing industry where programmers are seeking even higher rates for their content. Therefore, in 2012 we transitioned to a new customer acquisition strategy that reduced our promotional discounts for new customers and shifted our investment towards increasing our upgrade efforts for tenured and high-value existing subscribers, which yield stronger returns. Our revised upgrade policy is expected to improve customer satisfaction, reduce churn and increase profitability by driving greater penetration of advanced services such as DIRECTV Genie and the Connected Home.

    •
    Enhance Productivity and Manage Costs.  Improving our productivity is a critical element of our goal to maintain strong margins particularly given rising programming costs and the competitive nature of our industry. In particular, we plan to focus our efforts on (1) effectively managing our programming costs and (2) capturing enterprise-wide productivity improvements.

    •
    Effectively Manage Programming Cost Growth.  Programming costs are DIRECTV's largest expense and as a result, we must manage these costs as effectively as possible particularly considering that we expect programming costs to grow faster than ARPU primarily due to higher sports costs (including the NFL SUNDAY TICKET) and higher retransmission fees for the carriage of local

DIRECTV

        channels. In addition, due to competitive pressures, there is a risk that we will be unable to pass such increases through to our subscribers. Therefore, we must minimize the cost increases by leveraging our size, growth and attractive subscriber demographics to attain competitive terms and conditions. We must also work to closely align a channel's value with the costs we pay and obtain rights for value-added video services, such as mobile and streaming rights, in every negotiation. Another way we expect to reduce the rate of cost growth is by packaging channels to better align the programming that our customers want to watch with what they are willing to pay for and by securing greater flexibility regarding tiering and packaging of content and/or channels. In addition, we may discontinue carrying less popular channels if we are unable to negotiate fair terms and conditions.

      •
      Capture Enterprise-Wide Productivity Improvements.  Our objective is to deliver the best video experience at the lowest possible cost. Our goal is to manage our costs and make strategic investments that will deliver future benefits, preserve a sustainable cost structure and drive efficiency. In particular, we are looking to capture productivity improvements which will not only reduce costs, but also improve call center performance, field operations such as installations and repairs, retention and customer satisfaction. Our strategy also includes improving the reliability of our set-top receivers and increasing the effectiveness of our customers' self-care options to reduce call volumes and truck rolls. We will strive to get it "right the first time" especially during the critical first 90 days of a customer's lifecycle with improved work order accuracy and installation. We are utilizing technology to optimize our technicians' installation and service routes to help our front-line be more effective and efficient. We are also investing in technology called Active Decisioning, which increases the information available to our agents and helps them effectively and profitably close deals faster.

Infrastructure

        Satellites.    We currently have a fleet of twelve geosynchronous satellites, including eleven owned satellites and one leased satellite. We have seven Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 95° WL (one-leased) and one spare satellite that is currently being leased by a third party and is operating at 56° EL. We also have five Ka-Band satellites at our 99° WL (two) and 103° WL (three) orbital locations.

        We have entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014, and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide additional HD, replacement and backup capacity.

        Satellite Risk Management.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of in-orbit and satellite launch failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses. Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2012, the net book value of DIRECTV U.S.' in-orbit satellites was $1,344 million, all of which was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California and six uplink facilities. These broadcast centers and uplink facilities provide our national and local standard-definition and HD programming to our customers. We receive programming at the broadcast centers and uplink facilities from content providers via satellite, fiber optic cable and/or special tape. Most satellite-delivered programming is then digitized, encoded and transmitted to our satellites. We designed each broadcast center and uplink facility with redundant systems to minimize service interruptions.

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. From 2008 to 2010, we completed several transactions that brought a significant portion of this HSP network activity in-house. We now directly employ over 4,000

DIRECTV

technicians. We also utilize an additional 10,000 technicians from four major outsourced companies who have assigned territories and a number of smaller subcontractors around the United States. The combined workforce completed approximately 91% of all in-home visits in 2012. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2012, we utilized 50 customer service centers employing over 18,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 4,000 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, such as cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors, or OVDs. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our approximately 20.1 million subscribers represent approximately 20% of MVPD subscribers at December 31, 2012.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association, 131.2 million U.S. housing units are passed by cable, representing 99% of total U.S. homes. Most cable television operators have a large, established customer base, and some have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 57% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access and telephony services. Cable companies bundle these services, offering discounts and providing one bill to the consumer. In addition, Verizon Wireless has entered into a joint marketing agreement with Comcast, Time Warner Cable, Cox and Brighthouse Networks to sell their products and services in storefronts and over the Internet. These promotions are widely available across the United States.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2012, it had the capability to serve approximately 17.6 million homes with fiber optic lines with the goal of having the capability to serve 18 million homes. In addition, as of year-end 2012, AT&T had deployed fiber optic lines with the capability to serve approximately 30 million homes. In November 2012, AT&T announced plans to extend their fiber optic line capability to serve 33 million homes by year end 2015. As of year-end 2012, Verizon had approximately 4.7 million video subscribers and AT&T had approximately 4.5 million video subscribers, representing approximately 9% of MVPD subscribers. Similar to the cable companies, the telcos expect to offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH, which had approximately 14 million subscribers at the end of 2012, representing approximately 14% of MVPD subscribers. On April 26, 2011, DISH Network acquired certain assets of Blockbuster. Currently, DISH uses Blockbuster® and the Blockbuster@HomeTM service to offer video content through multiple distribution channels such as mail and through streaming

DIRECTV

    services via the Internet. On September 27, 2012, DISH launched a high-speed satellite Internet service called dishNETTM. In addition to marketing and selling dishNET services on a stand-alone basis, they bundle dishNET services with their DISH branded pay-TV service to offer customers a single bill, payment and customer service option, which includes a bundle discount. In addition, on December 11, 2012 the FCC granted DISH full terrestrial use of its AWS-4 spectrum and established build-out requirements. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple offers thousands of television shows and movies for rental, some in high-definition, on the online iTunes® Store and with their iCloud® service, all of a user's content could be shared wirelessly across Apple devices. In addition, Hulu® is an online video distributor which provides free movies and TV shows from 430 content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, Univision, National Geographic, Paramount, A&E Television Networks, Sony Pictures and Warner Bros. This content can be accessed on demand through its website and those of its partners: AOL, IMDb, MSN, Yahoo! and TV Guide. Hulu also provides a monthly streaming subscription service to more than 3 million paying Hulu Plus subscribers that offers current and past season shows from ABC, Comedy Central, The CW, FOX, NBC, MTV and Univision. In addition, Netflix and Amazon through Amazon Prime® offer Subscription Video on Demand (SVOD) services for a flat monthly fee. For example, Netflix has a library of thousands of movies and TV shows available for streaming to its over 33 million subscribers in the U.S., Canada, Latin America and the United Kingdom. Verizon has announced plans to offer an SVOD service through a partnership with Redbox and expects to launch Redbox InstantTM in 2013. Additionally, several companies, such as Vudu, Google through Google Play and Amazon through Amazon Instant Video sell or rent movies or other shows via Internet download or streaming media. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS3® and Microsoft's Xbox® can be directly connected to the Internet and have the capacity to stream video to a television.

  •
  Mobile Video.  Many companies are beginning to offer mobile video applications due to consumers' increasing desire to view content outside of the home. For example, AT&T offers AT&T mobile TV™ which provides users the ability to watch full-length TV shows from ABC, CBS, Disney, ESPN, Fox, MTV and other programmers on their cell phones. AT&T also introduced the AT&T U-verse Mobile application providing iPhone customers the ability to download and watch authorized content from their DVRs on the go. Verizon Wireless offers Viewdini® which aggregates content from several providers into one location. In addition, Verizon offers FiOS Flex View which provides FiOS customers access to download and stream OnDemand and rented VOD titles for viewing inside and outside of the home. Comcast introduced the XFINITY™ TV Application which also allows customers to download and stream OnDemand video content to laptops, tablets and mobile devices. Other cable and satellite distributors are also focused on distributing their content to their customers' mobile devices. For example, Time Warner Cable, Cablevision and Cox allow streaming of live linear TV inside the home via iPad applications. Other mobile applications and services are also becoming available.

  •
  Small and Rural Telephone Companies and Google Fiber.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, Frontier, and ViaSat to bundle their individual DSL or satellite broadband (in the case of ViaSat), and telephony services with DISH Network's video service. Google has also deployed its own fiber network in Kansas City and offers the highest broadband speeds in the country. Google has announced that it plans to expand its fiber service to more cities during 2013.

  •
  Local Broadcasters.  Most areas of the United States can receive traditional terrestrial television broadcasts of numerous broadcast channels, with more stations available in larger markets. These include full-power broadcasters transmitting digital signals as well as low-power broadcasters transmitting in analog. Broadcasters provide local, network and syndicated programming. Viewers can receive this programming free of charge using off-air antennas,

DIRECTV

    although broadcast signals typically cannot reach the entire local market to which the broadcaster is assigned. Full-power broadcasters transmitting in digital can offer both programming in high-definition and multiple programming services per channel.

DIRECTV LATIN AMERICA

        DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America provides a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands to approximately 5.3 million subscribers in PanAmericana and approximately 5.0 million subscribers in Brazil. Our affiliate, Sky Mexico, has approximately 5.2 million subscribers. Including Sky Mexico, DIRECTV and SKY provide service to more than 15.5 million subscribers throughout the region.

        We own 100% of PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, 93% of Sky Brasil, which operates in Brazil, and 41% of Sky Mexico, which operates in Mexico, certain countries in Central America and the Dominican Republic. Globo Comunicações e Participações S.A., or Globo, owns the other 7% of Sky Brasil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brasil are consolidated in our results, and we account for our interest in Sky Mexico under the equity method of accounting.

        We believe we provide one of the most extensive collections of programming available in the Latin America pay television market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis at a lower cost compared to our competition. As of December 31, 2012, we provided service to 24% of pay television households in PanAmericana, 31% of pay television households in Brazil and 37% of pay television households in Mexico.

        To subscribe to the DIRECTV or SKY service, customers sign up for our video service directly through us or our regional retailers, or independent satellite television retailers or dealers. We tailor our offers and products to profitably and effectively provide our service to various customer segments across the region that have the need and desire for our brand and service. We offer post-paid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. In addition, we offer prepaid service for customers that desire payment and commitment flexibility. These customers may purchase a standard-definition receiver and antenna at a regional retailer and pre-pay their DIRECTV service typically through one or more means, such as the purchase of a rechargeable card that they can acquire at a retailer or local kiosk. The video service will automatically disconnect once the credit on the card runs out.

Key Strengths

  •
  Large Subscriber Base and Pan-Regional Scale of Service.  On a regional basis, we are a leading provider of pay television services in Latin America. We believe that our large subscriber base, scale and relationship with DIRECTV U.S. provides us with the opportunity to obtain programming on favorable terms and secure unique content and features. We also believe that our large subscriber base contributes to achieving economies of scale in areas such as equipment and technology purchasing, customer service and broadcast operations.

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

  •
  Relationship with DIRECTV U.S.  We believe that our ability to leverage the advanced technologies and best practices developed and followed by DIRECTV U.S. enables us to take advantage of its economies of scale, intellectual property and financial flexibility. Our platforms have set-top receiver specifications and middleware technologies that are aligned with DIRECTV U.S., which allows for the launch of new technologies, innovative features and services in advance of our competitors in the region and at a lower cost.

DIRECTV

  •
  High-Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and audio, as well as interactive features and functionality. We believe this compares favorably with many cable providers in Latin America, which typically continue to broadcast to a large percentage of their subscribers in analog format.

  •
  Unique and Differentiated Content.  As a result of our leading brands and leveraging our greater scale, we believe we are able to offer unique and compelling content to subscribers. For example, in PanAmericana we delivered extensive coverage of the 2012 London Olympics by offering multiple live and simulcast feeds, all of which were in HD. We also offered live broadcasts of most of the events that included a Latin American athlete. In addition, we were the only provider of television services where subscribers could see all of the UEFA 2012 Euro Cup games. Similarly, Sky Brasil, PanAmericana and Sky Mexico have licensed exclusive and non-exclusive rights through the 2015 season to the Spanish soccer league, which in most countries is the second most popular soccer league behind the local country leagues.

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

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for the pay television industry across the region. For example in 2012, the Brazilian equivalent to J.D. Power, Consumidor Moderno, awarded SKY "Best of the Best" in the Customer Service Category as well as Company of the Year. SKY won these accolades by both the popular vote and technical criteria. For the second consecutive year, DIRECTV was recognized in Chile with the "Calidad del Servicio ProCalidad 2012" award in the pay-TV category. DIRECTV Chile also received the "2012 Consumer Loyalty NPS" (Net Promoter Score) award. In addition, our regional call center operation in Colombia received two first place awards for "Best Social Responsibility" and "Best HR Administration." We believe that providing high-quality customer service is an important element in minimizing churn and attracting new subscribers. In addition, our ability to implement best practices in customer service from across the region, and from DIRECTV U.S., allows us to adapt quickly and efficiently to changes that we face.

Business Strategy

        Our vision is to provide customers across Latin America with the best video experience by leveraging DIRECTV Latin America's key strengths while continuing to distinguish our service from our competitors by offering subscribers unique, differentiated and compelling programming through leadership in content, technology, customer service and targeted marketing strategies. Our strategy involves (1) profitably expanding our leadership position across all demographic segments, (2) enhancing productivity and effectively managing costs and (3) leveraging DIRECTV Latin America's brands and customer base to introduce complementary services.

  •
  Profitably Expand Leadership Position Across All Demographic Segments.  To achieve our goals, we believe we have to profitably expand our leadership position in several key areas including (1) strengthening our leadership position in the higher end markets with a particular focus on DVR and HD excellence, (2) leveraging scale to profitably serve the middle market segment while expanding penetration as well as (3) establishing Colombia as the third major country in PanAmericana.

  •
  Increase DVR Penetration.  We believe that consumers at the higher end of the market are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. Therefore in 2012, we obtained high-quality DVRs that are more functional and less costly than those of our competitors to distinguish our service from the competition. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. In 2013, we plan to expand our time and place shifting capabilities in Latin America with new products and services by continuing to leverage the product roadmap at DIRECTV U.S. For example, we plan on reinforcing our product leadership at the higher end of the market in PanAmericana by

DIRECTV

      introducing an advanced whole-home DVR. As of December 31, 2012, approximately 28% of our subscribers had advanced products.

    •
    Strengthen Our Position in HD.  Although we expect that the HD content offerings will be more limited in Latin America than in the United States for the next several years and the uptake of HD services in Latin America will be slower than in the United States, we believe that continuing to expand our HD offerings provides us with a significant competitive advantage across market segments that are expected to experience continued growth. As of December 31, 2012, Sky Brasil offered its customers 47 HD channels and PanAmericana offered its customers on average 17 HD channels. We believe that we currently have a leading HD channel offering in Brazil and are looking to establish leadership in PanAmericana by increasing the capacity of our current satellite servicing the region by completing the migration of our business in Puerto Rico to the U.S. satellite platform and upgrading our broadcast ground facilities during 2013. We also expect to extend our advantage with the anticipated launch of our new leased satellites starting in 2014.

    •
    Profitably Increase Penetration in Middle Market Segment.  Based on generally low pay television penetration rates and favorable economic and demographic trends in the region, we believe the rapidly growing middle market continues to represent a significant opportunity for growth. In 2012, we continued to tailor our offers and products to profitably and effectively provide our service to value-focused customers who had the need and desire for affordable access to our brands and service. Typically, these offers and products are similar to our traditional ones except they allow customers access to significantly fewer channels and limit the number of set-top receivers customers may have in their homes. Our SKY service in Brazil offers these products and services to customers who meet our standard requirements on a traditional post-paid basis. In PanAmericana, we offer our DIRECTV service on a pre-paid basis to the middle market segment. Pre-paid subscribers purchase a set-top receiver and antenna at a regional retailer and pre-pay their DIRECTV service through various means, such as purchasing a rechargeable card that they can acquire at a retailer or local kiosk. The video service automatically disconnects once the credit on the card runs out. Looking ahead at 2013 and beyond, we plan on continuing to serve the value-focused customers in Brazil and PanAmericana through targeted marketing and distribution strategies, as well as leveraging our relationship with DIRECTV U.S. to obtain lower cost set-top receivers.

    •
    Establish Colombia as the Third Major Country in PanAmericana.  In terms of total households, Colombia is the largest country in which we operate in PanAmericana. Due to continuous improvements in the business operating environment, favorable economic trends and relatively low pay television penetration rates in the marketplace, we believe Colombia presents a significant growth opportunity. In 2012, we established a goal to make Colombia our third largest market. To fulfill our objective we introduced tailored offers to profitably provide our service to higher-end markets as well as value-focused customers. We also expanded our dealer network and acquired programming rights for the Colombia soccer league. We plan on continuing to profitably expand our position in Colombia during 2013 through targeted marketing and distribution strategies that increase awareness and association with Colombian sports.

  •
  Enhance Productivity and Manage Costs.  Improving productivity and identifying efficiencies are critical to our goal to maintain strong margins particularly given the rapid growth of our subscriber base and regional scale of our operations. In particular, we plan to focus our efforts on productivity initiatives aimed at improving overall customer service levels. For example, we expect to utilize technology to implement process improvements in our call centers and other areas, such as upgrading our billing systems and informational technology systems. During 2012, we began investing in new customer relationship management systems and plan to continue centralizing our network management structure in 2013 to ensure superior service levels across customer segments while simultaneously improving productivity. We will also continue leveraging cost containment best practices from DIRECTV U.S. We expect initiatives like these to enhance operations across the various countries and regions where we offer service under the DIRECTV and SKY brands.

  •
  Leverage Brand and Customer Base to Introduce Complementary Services.  To expand our leadership in particular markets we are testing potential growth opportunities that could optimize the profitability of our

DIRECTV

    subscriber base, minimize churn and extend the value of our brand. Our strategy involves (1) offering a fixed wireless broadband service and (2) extending our presence by establishing an over-the-top, or OTT, distribution platform.

    •
    Offer Fixed Wireless Broadband.  Connecting our customers to a broadband service is strategically important because we expect it will minimize churn and attract new subscribers. We are focused on selectively pursuing opportunities to acquire spectrum and expand a technologically robust and profitable fixed wireless broadband service in areas where our existing subscriber base has a weak competitive wireline offering or access to broadband is limited. We currently provide fixed wireless service in Mendoza, Argentina and Brasilia, Brazil. The fixed wireless service offered benefits to our core business through increased pay-TV sales, improved customer satisfaction from bundled subscribers as well as lowered monthly churn. We plan to expand our fixed wireless service to several cities in Brazil.

    •
    Establish OTT Distribution Platform.  Extending our premium video experience to our customers who desire content that can be accessed on demand is important as the penetration of pay television households with Internet access increases across the region. Given the strength of our brands, the scale of our subscriber base and our strong relationships with programmers and distributors, we began to complement our traditional video subscription service by establishing a premium OTT distribution platform in the region. Since late 2011, we have offered SKY Online, which enables customers to download and stream OnDemand video content to laptops, tablets and mobile devices. SKY Online also offers an option for Subscription Video on Demand service (SVOD) for a flat monthly fee.

Infrastructure

        We currently provide services in PanAmericana and Brazil from leased transponders on two geosynchronous satellites. Sky Mexico provides its services from leased transponders on a separate satellite. In addition, we lease a backup satellite that serves Sky Brasil and Sky Mexico.

        We have entered into a contract for the lease of two additional satellites for PanAmericana: ISDLA-1, which we expect to be launched in the fourth quarter of 2014 and ISDLA-2, which we expect to be launched in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1.

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

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, provides DTH services in Brazil, Chile, Colombia, Peru and Venezuela. Telmex provides DTH service in Chile and Peru, and in 2009 it launched services in Brazil through its affiliate, Embratel, which has since been rebranded as Claro TV. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), launched a DTH service in 2009. Also, in Mexico a joint venture of EchoStar Corp. and MVS

DIRECTV

Comunicaciones launched a DTH service in 2009, with substantial commercial support and cooperation from Telmex, which, due to regulatory restrictions, is not currently permitted to provide its own video services in Mexico. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

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

        For a further discussion of our mergers and acquisitions, see Note 4 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, which we incorporate herein by reference.

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC, and similar regulatory agencies in Latin America, and by other federal, state and local authorities. We are also subject to the rules and procedures of the International Telecommunications Union, a specialized agency of the United Nations, which coordinates global telecommunications networks and services.

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

  •
  the assignment of frequencies and orbital slots, the relocation of satellites to different orbital locations, the extension of licenses for existing satellites, and the replacement of an existing satellite with a new satellite;

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

        As a DBS/DTH licensee and operator we are also subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Act ("SHVA," which in this Annual Report includes its progeny legislation, the Satellite Home Viewer Improvement Act of 1999; the Satellite Home Viewer Extension and Reauthorization Act of 2004; and the Satellite Television

DIRECTV

    Extension and Localism Act of 2010) allows DIRECTV U.S. to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (e.g., those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into a few other very limited exceptions. SHVA also prohibits DIRECTV U.S. from signing up a new subscriber to distant signals if that subscriber lives in a local market where DIRECTV U.S. makes available the same-network local signal. The FCC has required DIRECTV U.S. to delete certain programming, including sports programming, from the signals of certain distant stations. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVA and judicial decisions could hamper the ability of DIRECTV U.S. to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify to receive these signals, impose compliance costs on us, or subject us to fines, monetary damages or injunctions. The distant signal provisions are set to expire in 2014. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals.

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

DIRECTV

    licenses. DBS frequencies and available DBS orbital locations capable of supporting our business have become increasingly scarce. While we continue to explore new sources of DBS/DTH capacity, there can be no assurance that we will obtain further capacity.

    In 2007, the FCC adopted new service and licensing rules for broadcasting satellite services in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at two orbital locations. However, foreign operators who may have international priority have recently brought into use conflicting ITU network filings at the two orbital locations at which we are licensed. Depending upon the ultimate disposition of those filings, our use of one or both of these licenses may be limited or precluded entirely.

  •
  Rules Governing Co-Existence With Other Satellite and Terrestrial Services and Service Providers in the MVPD Industry.  The FCC has adopted rules to allow non-geostationary orbit fixed satellite services to operate on a co-primary basis in the same frequency band as the one used by direct broadcast satellite and Ku-Band-based fixed satellite services. In the same proceeding, the FCC concluded that multi-channel video and data distribution services, or MVDDS, can share spectrum with DBS operators on a non-interference basis, and adopted rules and a method for assigning licenses in that service. While the FCC has established service and technical rules to protect DBS operations from harmful interference, these rules may not be sufficient to prevent such interference, and such services may have a material adverse impact on our operations. In addition, one MVDDS operator has received a conditional waiver of the applicable rules so that it could operate its system in Albuquerque, New Mexico at substantially higher power levels, which may have a material adverse impact on our operations in that market.

    In 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites that would operate in the same DBS uplink and downlink frequency bands as DIRECTV U.S., from orbital positions located in between those now assigned to the DBS service. Under rules that the FCC is considering, a provider could operate a satellite in between two orbital locations where we have already positioned DIRECTV U.S. satellites without completing coordination of its operations and without demonstrating that such operations would not "affect" the DIRECTV service. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

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

  •
  FCC Conditions Imposed In Connection With the Liberty Media and News Corporation Transactions.  In approving Liberty Media's 2008 acquisition of News Corporation's equity investment in us, the FCC imposed a number of regulatory conditions on us, some of which affected our business. In granting authority for subsequent transactions in 2009 and 2010, the FCC conditioned its approval on continued compliance with those conditions. Accordingly, the FCC has imposed on us program carriage conditions intended to prevent discrimination against all forms of unaffiliated programming; and conditions intended to ensure non-discriminatory access to programming affiliated with DIRECTV. In

DIRECTV

    particular, we may be required to submit to "baseball style" arbitration if we cannot arrive at terms for carriage of our regional sports network programming with an MVPD.

  •
  Potential Regulation of Set-Top Receivers.  Cable operators are subject to a wide variety of regulation of their set-top receivers, including a prohibition on "integrated" security and non-security functions. The FCC has exempted DTH satellite operators from such rules, but has been urged to eliminate that exemption. Were it to do so, DIRECTV U.S. may be required to redesign its set-top receivers and, conceivably, replace existing receivers. The D.C. Circuit recently vacated FCC rules that limited cable and satellite operators' ability to encode programming to restrict copying and to use selectable output control, which could give DIRECTV U.S. additional flexibility. The FCC has adopted accessibility requirements, such as the pass-through or rendering of closed captioning and video description, and is considering additional requirements which could require the redesign of DIRECTV's set-top receivers. The FCC is also considering an alternate regime under which all MVPDs, including DIRECTV U.S, would be required to offer "All Vid interfaces" instead of their existing set-top receiver arrangements. Such interfaces would be designed according to government specifications to deliver the DIRECTV U.S. programming stream and related data for manipulation by third-party electronic equipment. DIRECTV U.S. believes such a requirement would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

        International Telecommunications Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

        Export Control Regulation.    The delivery of satellite-related technical information for use by foreign manufacturing companies and of satellites and related technical information for the purpose of launch by foreign launch services providers are subject to strict export control and prior approval requirements.

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

        In addition, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies and private organizations on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while Congress has prohibited local taxation of DBS service, state taxation is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices or the FTC. These matters are generally resolved in the ordinary course of business, and DIRECTV recently agreed to implement a restitution program for consumers who send eligible complaints related to consumer protection practices.

        In Latin America, DIRECTV Latin America and its subsidiaries are subject to laws and regulations in each country in which we operate that govern many of the same aspects of our operations as in the United States, such as landing rights for satellites; spectrum, earth station and other licenses; must carry and other requirements with respect to the channels we carry; and regulations governing telemarketing and customer service. Regulatory regimes in Latin America are

DIRECTV

generally less developed than in the United States, and the application of existing laws and regulations to DBS/DTH providers is at times uncertain. In addition, there are certain areas where regulations in Latin America are stricter than in the United States, such as regarding labor and consumer protection laws. Foreign exchange laws in some countries can have a material impact on our ability to repatriate funds to the United States. Also, several countries such as Venezuela, Argentina and Brazil have passed or proposed laws imposing certain "national" content requirements, advertising limitations and other requirements on the content we distribute. Such laws can have an adverse impact on the business of our subsidiaries.

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

ENVIRONMENTAL REGULATION

        We are subject to requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge, employee safety, and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2013. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. We have been selected by the Environmental Protection Agency as a 2010, 2011 and 2012 Energy Star award winner for excellence in energy efficient product design and recognized for our "leadership in advancing technology" to reduce energy while continuing to deliver our service. Environmental requirements are complex, change frequently and have become increasingly more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2012, 2011 and 2010 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

EMPLOYEES

        As of December 31, 2012, DIRECTV U.S. had approximately 15,000 full-time and 500 part-time employees, DIRECTV Latin America had approximately 12,000 full-time and 2,000 part-time employees and Sports Networks and Other had approximately 200 full-time employees.

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

  •
  access or telephone service on upgraded cable systems;

  •
  having legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, certain cable companies and telcos in the U.S. and Latin America are capable of offering bundled video, broadband and telecommunications services. In some cases, it appears that the video component of such bundled offerings is significantly underpriced and, in effect, subsidized by the rates charged for broadband and telephony services. In Latin America, this practice of cross-subsidization is sometimes incentivized by higher taxes on pay TV services than on telecommunication and broadband services. These pricing practices can influence customers' willingness to subscribe to our service at rates we consider appropriate.

        Mergers, joint ventures and alliances among wireless or private cable television operators, telcos, broadband service providers and others may result in an increase in the number of providers capable of offering such bundled services. For example, last year the FCC approved a commercial arrangement under which four of the nation's largest cable operators and Verizon Wireless would act as agents selling one another's services and engage in ongoing development of ways to integrate their wireless and wireline services.

        We have been unable to secure certain international programming, due to exclusive arrangements of programming providers with certain competitors, which has constrained our ability to compete for subscribers who wish to obtain such programming. And as discussed below, certain cable-affiliated programmers have withheld their programming from us in certain markets, which has further constrained our ability to compete for subscribers in those markets.

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

DIRECTV

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

        Almost all of our programming is provided by unaffiliated third parties. Typically our programming agreements are multiple-year agreements and contain annual price increases. Upon renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming. Often these increases are greater than the rate of inflation. We expect this practice to continue and the negotiations over such increases to become more difficult and disruptive. Programming expenses will continue to be our largest single expense item in the foreseeable future. Our industry has continued to experience an increase in the cost of programming, especially sports programming. Continued increases in programming costs, including retransmission costs for broadcast programming, will cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, to attempt to mitigate the effect of price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

        In addition, a limited number of cable-affiliated programmers have in the past denied us access to their programming. As discussed below, the FCC's prohibition on most exclusive distribution arrangements involving cable operators and cable-affiliated programmers expired last year, replaced by a case-by-case complaint procedure in which the burden rests with the complainant. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or what we obtain may not be comparable in quality or cost to our existing programming.

        If we are unable to obtain rights to programming or to pass additional costs on, the potential loss of subscribers and the need to absorb some or all of the additional costs could have a material adverse effect on our earnings or cash flow.

Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

        Subscriber service cancellations, or churn, have a significant financial impact on the results of operations of any subscription television provider, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers or increased programming costs may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our costs or service quality or that could result in higher prices for our subscribers could cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

DIRECTV

Our subscriber acquisition costs could materially increase.

        We incur costs for subscribers acquired by us and through third parties. These costs are known as subscriber acquisition costs and include the cost of set-top receivers and other equipment, commissions we pay to third parties, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers. Our subscriber acquisition costs may materially increase if we offer more costly advanced equipment or services, including connecting our receivers to the customers' broadband service, continue or expand current sales promotion activities or introduce more aggressive promotions. Any material increase in subscriber acquisition costs from current levels would negatively impact our earnings and could materially adversely affect our financial performance.

Results are impacted by the effect of, and changes in, economic conditions and weakening economic conditions may reduce subscriber spending and our rate of growth of subscriber additions and may increase subscriber churn.

        Our business may be affected by factors that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us or may discontinue receiving our services. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who in turn spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long-term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate, subscriber growth could decline and churn could increase which would have a material adverse effect on our earnings and financial performance.

DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political instability, economic instability and foreign currency exchange rate volatility.

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

  •
  restrictions on, or difficulties and costs associated with, the repatriation of cash from foreign countries to the United States;

  •
  political and economic instability;

  •
  import and export restrictions and other trade barriers;

  •
  difficulties in maintaining overseas subsidiaries and international operations;

  •
  difficulties in obtaining approval for significant transactions;

  •
  government imposition of limitations on foreign ownership;

  •
  government takeover or nationalization of business; and

  •
  government mandated price controls.

        In the past, the countries that constitute some of DIRECTV Latin America's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, characterized by exchange rate instability, currency devaluation, high inflation, high interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets, including the middle-markets which we are targeting, and materially adversely affect our business. Also, foreign currency exchange controls are currently in effect in Venezuela and

DIRECTV

Argentina, and have adversely affected our ability to repatriate cash balances from those countries.

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

DIRECTV

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

        In-orbit risks include malfunctions, commonly referred to as anomalies, and collisions with meteoroids, other spacecraft or other space debris. Anomalies occur as a result of satellite manufacturing errors, problems with the power systems or control systems of the satellites and general failures resulting from operating satellites in the harsh space environment. We work closely with our satellite manufacturers to determine and eliminate the potential causes of anomalies in new satellites and provide for redundancies of critical components as well as having backup satellite capacity. However, we cannot assure that we will not experience anomalies in the future, nor can we assure you that our backup satellite capacity will be sufficient.

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

DIRECTV

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

        DIRECTV Latin America provides its services in PanAmericana and Brazil using leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Backup satellite capacity is available to serve Sky Brasil and Sky Mexico. In the event of a failure of a satellite used to provide services to Sky Brasil or Sky Mexico, we believe DIRECTV Latin America has sufficient in orbit back-up capacity to recover transmission of most of its programming distributed in those markets. However, in PanAmericana, DIRECTV Latin America has no designated back up satellite capacity for the region and, therefore, programming continuity cannot be assured in the event of a satellite loss.

        In addition, DIRECTV Latin America is dependent on third parties for the orbital slots in which its leased satellites are located. If those third parties fail to adequately protect their rights to continued use of and other rights related to those orbital slots, or fail to take appropriate steps to manage potential conflicts with rights holders for adjacent orbital slots, then DIRECTV Latin America could lose rights to operate from those locations or may otherwise be required to modify or limit its operations from those locations which could materially adversely affect DIRECTV Latin America's transmission capacity and its ability to compete in regions served from those orbital slots.

The loss of a satellite that is not insured could materially adversely affect our earnings.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2012, the net book value of in-orbit satellites was $1,664 million, none of which was insured.

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

        Any change in the Communications Act or the FCC's rules that would permit programmers that are affiliated with cable system operators to refuse to provide such programming or to impose discriminatory terms or conditions could materially adversely affect our ability to acquire programming on a cost-effective basis, or at all. Most recently, the Communications Act prohibitions on certain cable industry exclusive contracting practices with cable-affiliated programmers expired in October 2012. Under the remaining rules, DIRECTV may bring complaints on a case-by-case basis alleging that a particular instance of exclusivity constitutes a prohibited "unfair practice" that has the purpose or effect of significantly hindering or preventing DIRECTV from providing programming to consumers. The FCC is currently considering whether to adopt additional safeguards, such as rebuttable presumptions in favor of complainants, but we cannot predict what if any action the FCC will take. Regardless of the outcome of those considerations, the weakening of the program access rules may increase the ability of cable-affiliated programmers to deny DIRECTV access to their programming.

DIRECTV

        In addition, certain cable providers have in the past denied us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high-definition feeds of such programming. The cable providers have asserted that they are not required by the Communications Act to provide such programming (or resolution) due to the manner in which that programming is distributed. The FCC adopted rules to close this loophole. However, they require an evidentiary showing by an MVPD seeking access to such programming and cable operators have vigorously contested such showings proffered by other complainants. If we were not able to make the required evidentiary showing, we could be precluded from obtaining such programming, which in turn could materially adversely affect our ability to compete in regions serviced by those cable providers.

        DIRECTV U.S. itself is subject to similar restrictions with respect to certain programmers affiliated with us. The FCC imposed a number of conditions on its approval of Liberty Media's acquisition of News Corporation's interest in DIRECTV which continue to apply. Those conditions require DIRECTV U.S. to offer national and regional programming services it controls to all MVPDs on non-exclusive and non-discriminatory terms and conditions, and prohibits DIRECTV U.S. from entering into exclusive arrangements with affiliated programmers or unduly influencing such programmers in their dealings with other MVPDs.

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

DIRECTV

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

        In addition, particularly in Latin America, we also face other forms of signal theft, including illegal retransmission of our signal through unauthorized cable head-ends and internet key sharing schemes. If we are not able to contain and combat these and other forms of signal theft, such schemes could limit our growth and materially adversely affect our ability to generate revenue.

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

DIRECTV U.S. has significant debt.

        The carrying value of DIRECTV U.S.' debt, which is guaranteed by DIRECTV, totaled $17,528 million as of December 31, 2012. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

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

DIRECTV

We have an indemnity obligation to Liberty Media, which is not limited in amount, that could be triggered if parts of the Liberty Transaction or Liberty's 2008 Transaction with News Corporation are treated as a taxable transaction.

        On November 19, 2009, The DIRECTV Group, Inc., or DIRECTV Group, and Liberty Media Corporation, which we refer to as Liberty Media, obtained stockholder approval of and closed a series of related transactions which we refer to collectively as the Liberty Transaction. The Liberty Transaction included the split-off of certain of the assets of the Liberty Entertainment group into Liberty Entertainment, Inc., or LEI, which was then split-off from Liberty. Following the split-off, DIRECTV Group and LEI merged with subsidiaries of DIRECTV. As a result of the Liberty Transaction, DIRECTV Group, which is comprised of the DIRECTV U.S. and DIRECTV Latin America businesses, and LEI, which held Liberty's 57% interest in DIRECTV Group, a 100% interest in three regional sports television networks and a 65% interest in GSN, became wholly owned subsidiaries of DIRECTV.

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

        In addition, Liberty Media entered into a tax matters agreement with News Corporation in connection with its 2008 transaction with News Corporation, pursuant to which Liberty Media agreed, among other things, to indemnify News Corporation and certain related persons for taxes resulting from actions taken by Liberty Media or its affiliates that cause such transaction (or related restructuring transactions) not to qualify as tax-free transactions. Liberty Media's indemnification obligations to News Corporation and certain related persons are not limited in amount.

        Under a Tax Sharing Agreement between Liberty Media and DIRECTV, in certain circumstances DIRECTV is obligated to indemnify Liberty Media and certain related persons for any losses and taxes resulting from the failure of the Liberty Transaction to be tax-free transactions and from any losses resulting from Liberty Media's indemnity obligations to News Corporation under the tax matters agreement between News Corporation and Liberty Media. If DIRECTV is required to indemnify Liberty Media or certain related persons under the circumstances set forth in the Tax Sharing Agreement, we may be subject to substantial liabilities not limited in amount. In such a circumstance, we may be required to make payments or dividends to satisfy such liabilities that could either breach covenants in our credit facilities and bond indentures or require additional or accelerated payments, which could materially adversely affect our financial position and short term operating results.

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

DIRECTV

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

        We are involved in various legal proceedings, including those arising in the ordinary course of business, such as consumer class actions and those described under the caption "Legal Proceedings" in Part I, Item 3 incorporated by reference herein. Such matters include investigations and legal actions by the FTC and state attorneys general where regulators may seek monetary damages and may also seek to require or prohibit certain actions by us with regard to our current or potential customers. While we do not believe that any of these proceedings alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters or the imposition of conditions by regulators on the conduct of our business could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

        From time to time, we may disclose other relevant risks in other periodic reports that we file with the SEC. We urge you to consider the above risk factors and any other risks disclosed in such periodic reports carefully in evaluating the forward-looking statements contained in this Annual Report. The forward-looking statements included in this Annual Report are made only as of the date of this

DIRECTV

Annual Report and we undertake no obligation to publicly update these forward-looking statements to reflect subsequent events or circumstances.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2012, we had approximately 216 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 11 administrative offices, four broadcast centers and eight call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2012 or subsequent thereto, but before the filing of the report, are summarized below:

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

        From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. DIRECTV U.S. has received a request for information from the FTC on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We are cooperating with the FTC by providing information about our sales and marketing practices and customer complaints.

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization

DIRECTV

responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, Sky Brasil has provided letters of credit in the amount of approximately $103 million. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal, and there are other claims by the Brazilian pay television association, known as ABTA, against ECAD before the Brazilian antitrust board, or CADE, which may affect ECAD or the rights fees it is attempting to collect.

        Waste Disposal Inquiry.    On August 20, 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, recordkeeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are diligently reviewing our policies and procedures applicable to all facilities and cooperating with the investigation. As this inquiry is in its early stages, we are currently unable to reasonably estimate the outcome of this matter.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2012.

ITEM 4.    MINE SAFETY DISCLOSURES

        Not applicable.

DIRECTV

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Price

        Our common stock is publicly traded on the NASDAQ Global Select Market under the symbol "DTV." The following table sets forth for the quarters indicated the high and low sales prices for our common stock, as reported on the NASDAQ Global Select Market.

2012	High	Low
Fourth Quarter	$54.08	$48.00
Third Quarter	55.17	46.59
Second Quarter	50.35	42.87
First Quarter	49.99	41.92

2011	High	Low
Fourth Quarter	$48.60	$39.82
Third Quarter	53.40	40.22
Second Quarter	51.23	45.52
First Quarter	47.40	40.20

        As of the close of business on February 13, 2013, there were 46,169 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2012.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 2, 2013.

Share Repurchase Programs

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013, our Board of Directors terminated the remaining $857 million available under the 2012 authorization and authorized up to an additional $4 billion for repurchases of our common stock. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made on the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended December 31, 2012 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2012	8	$51.45	8	$2,579
November 1 - 30, 2012	5	49.61	5	2,315
December 1 - 31, 2012	12	49.49	12	1,719

Total	25	50.12	25	1,719

        For additional information regarding our share repurchases see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$29,740	$27,226	$24,102	$21,565	$19,693
Total operating costs and expenses	24,655	22,597	20,206	18,892	16,998

Operating profit	$5,085	$4,629	$3,896	$2,673	$2,695

Net income attributable to DIRECTV	$2,949	$2,609	$2,198	$942	$1,515
Basic earnings attributable to DIRECTV common stockholders per common share	$4.62	$3.49	$2.31	$0.96	$1.36
Diluted earnings attributable to DIRECTV common stockholders per common share	$4.58	$3.47	$2.30	$0.95	$1.36
Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction	$—	$—	$8.44	$(0.02)	$—
Weighted average number of common shares outstanding (in millions):
Basic	638	747	870	982	1,110
Diluted	644	752	876	989	1,114
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions) :
Basic	—	—	22	22	—
Diluted	—	—	22	22	—
Weighted average number of total common shares outstanding (in millions):
Basic	638	747	880	985	1,110
Diluted	644	752	886	992	1,114

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Total assets	$20,555	$18,423	$17,909	$18,260	$16,539
Obligations under capital leases	528	545	580	586	584
Long-term debt	17,170	13,464	10,472	6,500	5,725
Total stockholders' equity (deficit)	(5,431)	(3,107)	(194)	2,911	4,631

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding significant transactions during each of the three years in the period ended December 31, 2012.

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2013 financial results, liquidity and capital resources.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$29,740	$27,226	$24,102
Total operating costs and expenses	24,655	22,597	20,206

Operating profit	5,085	4,629	3,896
Interest income	59	34	39
Interest expense	(842)	(763)	(557)
Liberty transaction and related gain	—	—	67
Other, net	140	84	69

Income before income taxes	4,442	3,984	3,514
Income tax expense	(1,465)	(1,348)	(1,202)

Net income	2,977	2,636	2,312
Less: Net income attributable to noncontrolling interest	(28)	(27)	(114)

Net income attributable to DIRECTV	$2,949	$2,609	$2,198

Net income attributable to DIRECTV common stockholders	$2,949	$2,609	$2,014
Net income attributable to DIRECTV Class B common stockholders, for the period of January 1, 2010 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction	—	—	184

Net income attributable to DIRECTV	$2,949	$2,609	$2,198

Basic earnings attributable to DIRECTV common stockholders per common share	$4.62	$3.49	$2.31
Diluted earnings attributable to DIRECTV common stockholders per common share	$4.58	$3.47	$2.30
Basic and diluted earnings attributable to DIRECTV Class B common stockholders per common share, for the period of January 1, 2010 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction	$—	$—	$8.44
Weighted average number of common shares outstanding (in millions):
Basic	638	747	870
Diluted	644	752	876
Weighted average number of Class B common shares outstanding, for the period of January 1, 2010 through June 16, 2010 (in millions) :
Basic	—	—	22
Diluted	—	—	22
Weighted average number of total common shares outstanding (in millions):
Basic	638	747	880
Diluted	644	752	886

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	December 31,
	2012	2011
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,902	$873
Total current assets	5,554	4,241
Total assets	20,555	18,423
Total current liabilities	5,541	4,743
Long-term debt	17,170	13,464
Redeemable noncontrolling interest	400	265
Total stockholders' deficit	(5,431)	(3,107)

        Reference should be made to the notes to the Consolidated Financial Statements.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$5,085	$4,629	$3,896
Add: Depreciation and amortization expense	2,437	2,349	2,482

Operating profit before depreciation and amortization	$7,522	$6,978	$6,378

Operating profit before depreciation and amortization margin	25.3%	25.6%	26.5%
Cash flow information
Net cash provided by operating activities	$5,634	$5,185	$5,206
Net cash used in investing activities	(3,363)	(3,022)	(3,099)
Net cash used in financing activities	(1,242)	(2,792)	(3,210)
Free cash flow (2)
Net cash provided by operating activities	$5,634	$5,185	$5,206
Less: Cash paid for property and equipment	(2,960)	(2,924)	(2,303)
Less: Cash paid for satellites	(389)	(246)	(113)

Free cash flow	$2,285	$2,015	$2,790

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

Selected Segment Data

	Revenues	Percent of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization	Operating profit margin	Operating Profit Before Depreciation and Amortization Margin
	(Dollars in Millions)
December 31, 2012
DIRECTV U.S.	$23,235	78.1%	$4,153	$1,501	$5,654	17.9%	24.3%
Sky Brasil	3,501	11.8%	555	533	1,088	15.9%	31.1%
PanAmericana	2,743	9.2%	400	374	774	14.6%	28.2%

DIRECTV Latin America	6,244	21.0%	955	907	1,862	15.3%	29.8%
Sports Networks, Eliminations and Other	261	0.9%	(23)	29	6	NM *	NM *

Total	$29,740	100.0%	$5,085	$2,437	$7,522	17.1%	25.3%

December 31, 2011
DIRECTV U.S.	$21,872	80.3%	$3,702	$1,587	$5,289	16.9%	24.2%
Sky Brasil	3,020	11.1%	542	449	991	17.9%	32.8%
PanAmericana	2,076	7.6%	374	298	672	18.0%	32.4%

DIRECTV Latin America	5,096	18.7%	916	747	1,663	18.0%	32.6%
Sports Networks, Eliminations and Other	258	0.9%	11	15	26	NM *	NM *

Total	$27,226	100.0%	$4,629	$2,349	$6,978	17.0%	25.6%

December 31, 2010
DIRECTV U.S.	$20,268	84.1%	$3,290	$1,926	$5,216	16.2%	25.7%
Sky Brasil	2,013	8.4%	383	298	681	19.0%	33.8%
PanAmericana	1,584	6.6%	240	243	483	15.2%	30.5%

DIRECTV Latin America	3,597	14.9%	623	541	1,164	17.3%	32.4%
Sports Networks, Eliminations and Other	237	1.0%	(17)	15	(2)	NM *	NM *

Total	$24,102	100.0%	$3,896	$2,482	$6,378	16.2%	26.5%

*
Percentage not meaningful.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(concluded)

        The following represents additional selected information for our operating segments as of and for the year ended:

	Segment Assets	Capital Expenditures
	(Dollars in Millions)
December 31, 2012
DIRECTV U.S.	$12,490	$1,741
Sky Brasil	2,951	812
PanAmericana	3,335	786

DIRECTV Latin America	6,286	1,598
Sports Networks, Eliminations and Other	1,779	10

Total	$20,555	$3,349

December 31, 2011
DIRECTV U.S.	$11,796	$1,736
Sky Brasil	2,663	902
PanAmericana	2,601	526

DIRECTV Latin America	5,264	1,428
Sports Networks, Eliminations and Other	1,363	6

Total	$18,423	$3,170

December 31, 2010
DIRECTV U.S.	$11,400	$1,557
Sky Brasil	2,566	468
PanAmericana	2,130	389

DIRECTV Latin America	4,696	857
Sports Networks, Eliminations and Other	1,813	2

Total	$17,909	$2,416

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

        This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Years Ended December 31,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(176)	$(141)
Net income attributable to DIRECTV	109	86
Basic earnings attributable to DIRECTV common stockholders per common share	$0.17	$0.12
Diluted earnings attributable to DIRECTV common stockholders per common share	$0.17	$0.11

Divestitures

        In December 2012, we sold an 18% interest in GSN to our equity partner for $234 million, reducing our ownership interest from 60% to 42%. We recognized a pre-tax gain of $111 million ($68 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations. For additional information regarding the GSN sale, refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

        In April 2011, we sold an equity method investment for $55 million in cash. We recognized a pre-tax gain of $37 million ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations.

        In March 2011, we sold a 5% ownership interest in GSN to our equity partner for $60 million in cash, reducing our ownership interest to 60%. We recognized a pre-tax gain of $25 million ($16 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations.

Malone Transaction

        In April 2010, we entered into an agreement with Dr. John C. Malone and his family, or the Malones, under which they exchanged 21.8 million shares of high-vote DIRECTV Class B common stock, which were all of the outstanding DIRECTV Class B shares, for 26.5 million shares of DIRECTV Class A common stock, resulting in the reduction of the Malone's voting interest in DIRECTV from approximately 24% to approximately 3% on June 16, 2010. We refer to this transaction as the Malone Transaction.

        We accounted for the exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. As a result of the Malone Transaction, diluted earnings per DIRECTV Class A common stock in the Consolidated Statements of Operations was reduced by $0.18 for the year ended December 31, 2010. For additional information, refer to Note 16 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

DIRECTV

Acquisition

  Globo Transaction

        In connection with our acquisition of Sky Brasil in 2006, Globo was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brasil. Upon the exercise of this right in the fourth quarter of 2010, we paid $605 million in cash, which was the fair value of the 19% interest purchased, and recorded a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheets. We and our subsidiaries now own approximately 93% of Sky Brasil and Globo retains the right to sell its remaining 7% interest to us at fair value until January 2014 as discussed in Note 21 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

Financing Transactions

  2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2.0 billion revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. In November 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. For the year ended December 31, 2012, borrowings under the commercial paper program, net of repayments, were $358 million.

        In 2012, DIRECTV U.S. issued $5.2 billion of senior notes resulting in $5,190 million of proceeds, net of discount. Also in 2012, DIRECTV U.S. redeemed its then outstanding $1,500 million of 7.625% senior notes, resulting in a pre-tax charge of $64 million ($40 million after tax) for the premiums paid and for the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2011 Financing Transactions

        In 2011, DIRECTV U.S. issued $4.0 billion of senior notes resulting in $3,990 million of proceeds, net of discount. Also in 2011, DIRECTV U.S. purchased and redeemed its then outstanding $1,002 million of 6.375% senior notes, resulting in a pre-tax charge of $25 million ($16 million after tax) primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

  2010 Financing Transactions

        In 2010, DIRECTV U.S. issued $6.0 billion of senior notes resulting in $5,978 million of proceeds, net of discount. Also in 2010, DIRECTV U.S. repaid the $2,205 million of remaining principal on the Term Loans of its senior secured credit facility, resulting in a pre-tax charge of $16 million ($10 million after tax) for the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        Collar Loan.    As part of the Liberty Transaction in November 2009, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance and accrued interest on the credit facility, and to settle the equity collars. As a result, we recorded a gain of $67 million in "Liberty transaction and related gain" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

Venezuela Devaluation and Foreign Currency Exchange Controls

        In January 2010, the Venezuelan government announced the creation of a dual exchange rate system, including an exchange rate of 4.3 bolivars per U.S. dollar for most of the activities of our Venezuelan operations compared to an exchange rate of 2.15 Venezuelan bolivars prior to the announcement. As a result of this devaluation, we recorded a $6 million charge to net income in the year ended December 31, 2010 related to the adjustment of net bolivar denominated monetary assets to the new official exchange rate.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange bolivars into U.S. dollars at the official exchange rate and we have not been able to consistently exchange Venezuelan bolivars into U.S. dollars at the official rate. Until the closing of the parallel market in May, 2010, we relied on a parallel exchange process to settle U.S. dollar obligations and to repatriate accumulated cash balances. The rates implied by transactions in the parallel market, were significantly higher than the official rate (6 to 7 bolivars per U.S. dollar). As a result, we recorded a $22 million charge in 2010 in "General and administrative expenses" in the Consolidated Statements of Operations in

DIRECTV

connection with the exchange of accumulated Venezuelan cash balances to U.S. dollars using the parallel exchange process.

        In February 2013, the Venezuelan government announced a devaluation of the bolivar, which will result in a pre-tax charge in "General and administrative expenses" in the Consolidated Statements of Operations of approximately $160 million in the first quarter of 2013. See "Liquidity and Capital Resources" below for additional information regarding the Venezuelan devaluation and foreign currency exchange controls.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. As of December 31, 2012, we had approximately $1,719 million remaining under the authorization given by the Board of Directors in 2012. In February 2013, our Board of Directors terminated the remaining $857 million available under the 2012 authorization and authorized up to an additional $4 billion for repurchases of our common stock. The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2012	2011	2010
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,148	$5,455	$5,179
Average price per share	$48.24	$45.78	$38.20
Number of shares repurchased and retired	107	119	136

KEY TERMINOLOGY

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, advanced receiver fees (which include HD, DVR and multi-room viewing), pay-per-view programming, and seasonal live sporting events. We also earn revenues from monthly fees we charge subscribers for multiple leased set-top receivers, monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, live sports and other events. Other costs include continuing service fees paid to third parties for active subscribers and warranty service costs.

        Subscriber Service Expenses.    Subscriber service expenses include the costs of customer call centers, billing, remittance processing and service calls.

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

DIRECTV

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

EXECUTIVE OVERVIEW AND OUTLOOK

        The United States and other countries in which we operate are continuing to undergo a period of economic uncertainty. As discussed in "Competition" in Item 1, in addition to cable and satellite system operators, we are experiencing increasing competition from telcos and other emerging digital media distribution providers. Please refer to "Risk Factors" in Item 1A for a further discussion of risks that may affect forecasted results of our business generally.

        DIRECTV U.S.    DIRECTV U.S. faces key challenges related to weak macroeconomic conditions that continue to put pressure on the U.S. consumer, the rapid advance of technology that provides consumers with more options both in and out of the home and a maturing industry that is increasingly competitive. In addition, programming content providers are continuing to seek increased rates for their content. We are pursuing strategic priorities for the DIRECTV U.S. business that we believe will result in consistent revenue and operating profit before depreciation and amortization growth over the next three years.

        Our revenue growth at DIRECTV U.S. has been generated by increases in the total number of subscribers and ARPU growth. In 2013, we expect revenue to increase in the mid-single digit percentage range driven primarily by ARPU growth, which is expected to be generated mainly by price increases, higher penetration of advanced services, less discounting and continued revenue growth in DIRECTV Cinema, commercial and advertising sales.

        In 2013, we expect operating profit before depreciation and amortization to grow in the mid-single digit percentage range. We intend to manage the impact to our margins from higher programming costs by attaining productivity improvements from recent capital projects and by closely managing other costs across the organization.

        We expect capital expenditures in 2013 to increase to approximately $2 billion at DIRECTV U.S. primarily due to increased capital expenditures related to key initiatives that are expected to enhance our DIRECTV Everywhere experience and to drive greater customer satisfaction and loyalty, the construction of new satellites, as well as the build out of our new El Segundo campus.

        DIRECTV Latin America.    In Latin America, pay TV penetration and relatively favorable macroeconomic and demographic trends continue to provide a substantial opportunity for growth. In particular, we will continue to strengthen our brand leadership position in the higher-end markets with a focus on our superior

DIRECTV

HD and DVR products. In addition, we plan to further penetrate the rapidly growing middle market by continuing to offer attractive lower priced post-paid packages and pre-paid services.

        In 2013, we expect net subscriber additions of approximately two million. Prior to the Venezuelan currency devaluation in February 2013, we expected growth in revenues and operating profit before depreciation and amortization to be slightly below 20%. However, as a result of the currency devaluation in Venezuela, we now expect revenues to grow in the mid-teen percentage range and for operating profit before depreciation and amortization to be flat as compared to 2012. The flat operating profit before depreciation and amortization reflects the effect of the Venezuelan pre-tax devaluation charge of approximately $160 million ($150 million after tax), the reduced exchange rate in 2013 and the fact that operating profit before depreciation and amortization margins are higher in Venezuela than in the rest of the region. We expect capital expenditures to increase to $2 billion, which includes capital expenditures for subscriber growth, investments in upgrading DIRECTV Latin America's infrastructure, including satellites and related broadcast facilities, as well as strategic initiatives such as wireless broadband.

        DIRECTV Consolidated.    Excluding one-time items such as the Venezuela devaluation charge which is estimated to reduce earning per common share by $0.27 in the first quarter of 2013, we anticipate earnings per common share to grow to $5 per share or greater in 2013 resulting from higher operating profit coupled with a continued anticipated decline in weighted average common shares outstanding resulting from our share repurchase program, partially offset by increased interest and income tax expenses.

        At the consolidated DIRECTV level, we anticipate free cash flow, or cash provided by operating activities less capital expenditures, to decrease modestly compared to 2012 due primarily to the impact of the Venezuela devaluation, as well as higher cash paid for taxes and interest. We believe that cash paid for taxes will be higher in 2013 as compared to 2012, as a result of an increase in earnings before taxes coupled with an increase in our cash tax rate to the mid-to-high 30% range primarily due to an expected tax payment in 2013 upon the close of a tax audit, the reversal of depreciation benefits associated with prior year economic stimulus programs and absence of a state tax credit carryforward that we had in 2012.

RESULTS OF OPERATIONS

Year Ended December 31, 2012 Compared with the Year Ended December 31, 2011

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$23,235	$21,872	$1,363	6.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	10,743	9,799	944	9.6%
Subscriber service expenses	1,464	1,435	29	2.0%
Broadcast operations expenses	306	300	6	2.0%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,673	2,794	(121)	(4.3)%
Upgrade and retention costs	1,253	1,209	44	3.6%
General and administrative expenses	1,142	1,046	96	9.2%
Depreciation and amortization expense	1,501	1,587	(86)	(5.4)%

Total operating costs and expenses	19,082	18,170	912	5.0%

Operating profit	$4,153	$3,702	$451	12.2%

Operating profit margin	17.9%	16.9%	—	—
Other data:
Operating profit before depreciation and amortization	$5,654	$5,289	$365	6.9%
Operating profit before depreciation and amortization margin	24.3%	24.2%	—	—
Total number of subscribers (in thousands)	20,084	19,885	199	1.0%
ARPU	$96.98	$93.27	$3.71	4.0%
Average monthly subscriber churn %	1.53%	1.56%	—	(1.9)%
Gross subscriber additions (in thousands)	3,874	4,316	(442)	(10.2)%
Subscriber disconnections (in thousands)	3,675	3,654	21	0.6%
Net subscriber additions (in thousands)	199	662	(463)	(69.9)%
Average subscriber acquisition costs—per subscriber (SAC)	$859	$813	$46	5.7%
Capital expenditures:
Property and equipment	$541	$567	$(26)	(4.6)%
Subscriber leased equipment—subscriber acquisitions	656	713	(57)	(8.0)%
Subscriber leased equipment—upgrade and retention	291	315	(24)	(7.6)%
Satellites	253	141	112	79.4%

Total capital expenditures	$1,741	$1,736	$5	0.3%

Depreciation expense—subscriber leased equipment	$815	$903	$(88)	(9.7)%

DIRECTV

        Subscribers.    In 2012, net subscriber additions decreased due to lower gross subscriber additions primarily resulting from an increased focus on attaining higher-quality subscribers and stricter credit policies, as well as lower gross additions from our telco sales channel. Average monthly churn decreased in 2012 primarily due to a greater number of subscribers on contract commitments and auto-bill pay.

        Revenues.    Our revenues increased as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and set-top receiver lease fees, as well as higher advanced receiver service fees and higher commercial revenues, partially offset by increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization was higher in 2012 as compared to 2011 as higher revenues and lower subscriber acquisition costs were partially offset by higher broadcasting programming costs, increased general and administrative costs and higher upgrade and retention costs.

        Operating profit before depreciation and amortization margin increased in 2012 as compared to 2011 as the revenue growth, lower subscriber acquisition costs and efficiencies in subscriber service costs were partially offset by higher relative growth in broadcast programming and other costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and the larger number of subscribers.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added.

        Upgrade and retention costs increased in 2012 due to our increased focus on upgrading and retaining high-quality subscribers.

        General and administrative expenses increased in 2012 primarily due to a benefit from a property tax adjustment recorded in 2011, as well as equipment impairment charges recorded in 2012, primarily related to equipment financing provided to a dealer that has entered into bankruptcy proceedings, as well as higher rent and labor expenses in 2012.

        Operating profit.    Operating profit and operating profit margin increased in 2012 as compared to 2011. The increase in operating profit was primarily due to the increase in operating profit before depreciation and amortization expense and lower depreciation and amortization expense in 2012 resulting from the change in HD set-top receiver estimated depreciable life from three to four years, as well as the completion of the amortization of a contract rights intangible asset. The increase in operating profit margin was primarily due to the decrease in depreciation and amortization expense.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

			Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,244	$5,096	$1,148	22.5%
Operating profit before depreciation and amortization	1,862	1,663	199	12.0%
Operating profit before depreciation and amortization margin	29.8%	32.6%	—	—
Operating profit	$955	$916	$39	4.3%
Operating profit margin	15.3%	18.0%	—	—
Other data:
ARPU	$57.25	$62.64	$(5.39)	(8.6)%
Average monthly total subscriber churn %	1.81%	1.78%	—	1.7%
Average monthly post paid subscriber churn %	1.50%	1.42%	—	5.6%
Total number of subscribers (in thousands) (1)	10,328	7,871	2,457	31.2%
Gross subscriber additions (in thousands) (1) (2)	4,417	3,510	907	25.8%
Net subscriber additions (in thousands) (1) (2)	2,439	2,063	376	18.2%
Capital expenditures:
Property and equipment	$214	$93	$121	130.1%
Subscriber leased equipment—subscriber acquisitions	837	834	3	0.4%
Subscriber leased equipment—upgrade and retention	419	397	22	5.5%
Satellites	128	104	24	23.1%

Total capital expenditures	$1,598	$1,428	$170	11.9%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

(2)
Excludes 18,000 subscribers acquired in a 2012 transaction in Brazil.

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products, primarily in Brazil, Argentina, Colombia and Venezuela. Net subscriber additions increased in 2012 due to the higher gross subscriber additions, partially offset by slightly higher average monthly total subscriber churn, resulting from an increase in average monthly post paid subscriber churn compared to 2011, primarily in Brazil related to penetration of the middle market.

        Revenues.    Revenues increased in 2012, primarily due to strong subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates in Brazil and Argentina, as well as the effect of increased penetration in the middle market, partially offset by price increases on programming packages and higher penetration of advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2012 as compared to 2011, primarily due to the higher revenues, partially offset by higher broadcast programming costs related to the larger subscriber base. In PanAmericana, broadcast programming costs included higher costs associated with certain soccer events and the Olympics. Also in PanAmericana, subscriber service and general and administrative expenses increased as a result of inflationary pressures on labor, subscriber acquisition costs increased due to the higher number of gross subscriber additions and upgrade and retention costs increased due to costs associated with the replacement of first generation set-top receivers.

        Operating profit before depreciation and amortization margin decreased in 2012 as compared to 2011, as the revenue growth was more than offset by higher relative growth in subscriber service expenses associated with serving the middle market in Brazil as well as the incremental costs in PanAmericana, as discussed above.

DIRECTV

        Operating profit.    Operating profit increased in 2012 as compared to 2011, primarily due to higher operating profit before depreciation and amortization, discussed above, partially offset by higher depreciation and amortization expense resulting from an increase in basic and advanced product receivers capitalized due to the higher gross subscriber additions attained in 2012.

        Operating profit margin decreased in 2012 as compared to 2011 due to the lower operating profit before depreciation and amortization margin and higher depreciation and amortization expense.

DIRECTV Other Income, Income Taxes and Net Income Attributable to Noncontrolling Interest

        Interest income.    Interest income was $59 million in 2012 and $34 million in 2011.

        Interest expense.    The increase in interest expense to $842 million in 2012 from $763 million in 2011 was due to an increase in the average debt balances compared to 2011, partially offset by a decrease in weighted average interest rates. We capitalized interest costs of $24 million in 2012 and $13 million in 2011.

        Other, net.    The significant components of "Other, net" were as follows:

	2012	2011	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$131	$109	$22
Net foreign currency transaction loss	(34)	(50)	16
Fair value adjustment loss on non-employee stock options	(4)	(4)	—
Loss on early extinguishment of debt	(64)	(25)	(39)
Net gain from sale of investments	122	63	59
Other	(11)	(9)	(2)

Total	$140	$84	$56

        Income tax expense.    We recognized income tax expense of $1,465 million in 2012 and $1,348 million in 2011. The effective tax rate for 2012 was 33.0% compared to 33.8% for 2011. The lower effective tax rate was primarily attributable to a benefit recorded for the recognition of uncertain tax benefits due to the expiration of the statute of limitations in federal and foreign tax jurisdictions.

        Net income attributable to noncontrolling interest.    Net income attributable to noncontrolling interest was $28 million in 2012 and $27 million in 2011.

Earnings Per Share

        Earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2012	2011
	(Shares in Millions)
Basic earnings attributable to DIRECTV common stockholders per common share	$4.62	$3.49
Diluted earnings attributable to DIRECTV common stockholders per common share	$4.58	$3.47
Weighted average number of common shares outstanding (in millions):
Basic	638	747
Diluted	644	752

        The increases in basic and diluted earnings per share were due a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

DIRECTV

Year Ended December 31, 2011 Compared with the Year Ended December 31, 2010

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$21,872	$20,268	$1,604	7.9%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	9,799	8,699	1,100	12.6%
Subscriber service expenses	1,435	1,340	95	7.1%
Broadcast operations expenses	300	273	27	9.9%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,794	2,631	163	6.2%
Upgrade and retention costs	1,209	1,106	103	9.3%
General and administrative expenses	1,046	1,003	43	4.3%
Depreciation and amortization expense	1,587	1,926	(339)	(17.6)%

Total operating costs and expenses	18,170	16,978	1,192	7.0%

Operating profit	$3,702	$3,290	$412	12.5%

Operating profit margin	16.9%	16.2%	—	—
Other data:
Operating profit before depreciation and amortization	$5,289	$5,216	$73	1.4%
Operating profit before depreciation and amortization margin	24.2%	25.7%	—	—
Total number of subscribers (in thousands)	19,885	19,223	662	3.4%
ARPU	$93.27	$89.71	$3.56	4.0%
Average monthly subscriber churn %	1.56%	1.53%	—	2.0%
Gross subscriber additions (in thousands)	4,316	4,124	192	4.7%
Subscriber disconnections (in thousands)	3,654	3,461	193	5.6%
Net subscriber additions (in thousands)	662	663	(1)	(0.2)%
Average subscriber acquisition costs—per subscriber (SAC)	$813	$796	$17	2.1%
Capital expenditures:
Property and equipment	$567	$477	$90	18.9%
Subscriber leased equipment—subscriber acquisitions	713	651	62	9.5%
Subscriber leased equipment—upgrade and retention	315	316	(1)	(0.3)%
Satellites	141	113	28	24.8%

Total capital expenditures	$1,736	$1,557	$179	11.5%

Depreciation expense—subscriber leased equipment	$903	$1,145	$(242)	(21.1)%

        Subscribers.    In 2011, net subscriber additions were relatively unchanged as higher gross additions mainly resulting from improved customer offers were offset by an increase in the monthly churn rate, which resulted primarily from a more competitive environment.

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

        Subscriber acquisition costs and SAC per subscriber, which includes the cost of capitalized set top receivers, increased primarily due to higher subscriber demand for advanced products, as well as higher gross additions and increased dealer commissions, partially offset by lower marketing costs.

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

DIRECTV

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

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

			Change
	2011	2010	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,096	$3,597	$1,499	41.7%
Operating profit before depreciation and amortization	1,663	1,164	499	42.9%
Operating profit before depreciation and amortization margin	32.6%	32.4%	—	—
Operating profit	$916	$623	$293	47.0%
Operating profit margin	18.0%	17.3%	—	—
Other data:
ARPU	$62.64	$57.95	$4.69	8.1%
Average monthly total subscriber churn %	1.78%	1.77%	—	0.6%
Average monthly post paid subscriber churn %	1.42%	1.47%	—	(3.4)%
Total number of subscribers (in thousands) (1)	7,871	5,808	2,063	35.5%
Gross subscriber additions (in thousands)	3,510	2,318	1,192	51.4%
Net subscriber additions (in thousands)	2,063	1,220	843	69.1%
Capital expenditures:
Property and equipment	$93	$60	$33	55.0%
Subscriber leased equipment—subscriber acquisitions	834	562	272	48.4%
Subscriber leased equipment—upgrade and retention	397	235	162	68.9%
Satellites	104	—	104	—

Total capital expenditures	$1,428	$857	$571	66.6%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products, primarily in Brazil, as well as increased gross subscriber additions in Argentina. Net subscriber additions increased

DIRECTV

in 2011 due to the higher gross subscriber additions and lower post paid churn in Venezuela and Brazil compared to 2010.

        Revenues.    Revenues increased due to strong subscriber and ARPU growth across the region, particularly in Brazil. ARPU increased primarily due to price increases and higher penetration of advanced products across the region, as well as favorable exchange rates in Brazil.

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

DIRECTV Other Income, Income Taxes and Net Income Attributable to Noncontrolling Interest

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

        Liberty transaction and related gain.    In 2010, we recorded a $67 million net gain from the settlement of the equity collars and debt assumed as part of the Liberty Transaction.

        Other, net.    The significant components of "Other, net" were as follows:

	2011	2010	Change
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$109	$90	$19
Net foreign currency transaction gain (loss)	(50)	11	(61)
Fair value adjustment loss on non-employee stock options	(4)	(11)	7
Loss on early extinguishment of debt	(25)	(16)	(9)
Net gain from sale of investments	63	6	57
Other	(9)	(11)	2

Total	$84	$69	$15

        Income tax expense.    We recognized income tax expense to $1,348 million in 2011 and $1,202 million in 2010. The effective tax rate for 2011 was 33.8% compared to 34.2% for 2010. The lower effective tax rate was primarily attributable to a benefit recorded for previously unrecognized foreign tax credits and a benefit recorded for domestic production activities deduction in 2011.

        Net income attributable to noncontrolling interest.    Net income attributable to noncontrolling interest decreased to $27 million in 2011 as compared to $114 million in 2010. This decrease was primarily a result of the Globo Transaction in the fourth quarter of 2010 which increased our ownership percentage in Sky Brasil and a net tax benefit attributable to the noncontrolling interest resulting from the release of a deferred income tax asset valuation allowance in 2010.

DIRECTV

Earnings Per Share

        Class A common stock earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2011	2010
	(Shares in Millions)
Basic earnings attributable to DIRECTV Class A common stockholders per common share	$3.49	$2.31
Diluted earnings attributable to DIRECTV Class A common stockholders per common share	$3.47	$2.30
Weighted average number of Class A common shares outstanding (in millions):
Basic	747	870
Diluted	752	876

        The increases in basic and diluted earnings per share for common stock were due to higher net income attributable to DIRECTV, a reduction in weighted average shares outstanding resulting from our share repurchase program, and the $0.19 reduction to basic and $0.18 reduction to diluted earnings per common share resulting from the Malone Transaction in 2010.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. On September 28, 2012, DIRECTV U.S.' $2.0 billion revolving credit facility was terminated and replaced with a $1.0 billion revolving credit facility available until 2016 and $1.5 billion revolving credit facility available until 2017. As of December 31, 2012, there were no borrowings under the new revolving credit facilities. We may borrow additional funds under these facilities to fund share repurchases or to fund strategic investment opportunities should they arise. On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

        At December 31, 2012, our cash and cash equivalents totaled $1,902 million compared with $873 million at December 31, 2011.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.00 at December 31, 2012 and 0.89 at December 31, 2011. Working capital increased by $515 million to $13 million at December 31, 2012 from a deficit of $502 million at December 31, 2011. The increase during the year was primarily due to the increase in cash and cash equivalents, primarily due to an increase in proceeds from the issuance of long-term debt.

Summary Cash Flow Information

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Net cash provided by operating activities	$5,634	$5,185	$5,206
Net cash used in investing activities	(3,363)	(3,022)	(3,099)
Net cash used in financing activities	(1,242)	(2,792)	(3,210)
Free cash flow:
Net cash provided by operating activities	$5,634	$5,185	$5,206
Less: Cash paid for property, equipment and satellites	(3,349)	(3,170)	(2,416)

Free cash flow	$2,285	$2,015	$2,790

Cash Flows Provided By Operating Activities

        Net cash provided by operating activities increased in 2012 as compared to 2011 due to higher operating profit before depreciation and amortization and an increases in cash generated from working capital related to the timing of customer and vendor receipts at DIRECTV U.S., partially offset by increased cash paid for interest and taxes. Net cash provided by operating activities in 2011 and 2010 was relatively flat as higher operating profit before depreciation and amortization was more than offset by increased cash paid for interest and taxes and a decrease in cash provided by working capital, mostly due to an increase in amounts payable to our programmers. partially offset by an increase in accounts receivable and an increase in prepaid expenses.

        Cash paid for income taxes was $1,406 million in 2012, $1,042 million in 2011 and $705 million in 2010. The increase in cash paid for income taxes in

DIRECTV

2012 resulted mainly from increased income before income taxes and a decrease in the bonus depreciation rate from 100% in 2011 to 50% in 2012. The increase in cash paid for income taxes in 2011 resulted mainly from increased income before income taxes as well as the utilization of tax credit carryforwards in 2010. Cash paid for interest was $781 million in 2012, $687 million in 2011 and $460 million in 2010. The increase in cash paid for interest is due to the increase in our average debt outstanding.

Cash Flows Used In Investing Activities

        From 2010 to 2012, capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. remained relatively flat as the decrease in gross subscriber additions has been offset by an increase in set-top receivers provided to subscribers under upgrade and retention initiatives.

        During 2010, 2011 and 2012, DIRECTV U.S. was in the process of constructing two satellites, D14 and D15, which we expect to place into service in 2014. Additionally, in 2012, we began construction on our new El Segundo campus.

        Capital expenditures for subscriber leased set-top receivers at DIRECTV Latin America increased during 2010, 2011 and 2012. Part of our business strategy in Latin America is to increase advanced product and multi-receiver installations; therefore, our capital expenditures in Latin America are expected to continue to increase.

        During 2011, DIRECTV Latin America entered into a contract to lease two satellites for PanAmericana, ISDLA 1 and 2, which are expected to be launched in 2014 and 2015. As a part of the lease agreement, we are required to make prepayments prior to the launch and commencement of the lease term. Payments related to the lease agreement totaled $128 million for 2012 and $104 million for 2011, and are included in "Cash paid for satellites" in the Consolidated Statements of Cash Flows.

        We paid $16 million in 2012 and $11 million in 2011 for investments, net of cash acquired, in various companies. Additionally, in 2010, we paid $617 million for investments in companies, net of cash acquired, primarily for the purchase of an approximate 19% interest in Sky Brasil held by Globo. This transaction is described in Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future. In 2011 we received cash of $116 million related to the sale of investments, as further discussed in Note 8 of the Notes to the Consolidated Financial Statements.

Cash Flows Used in Financing Activities

        Under stock repurchase plans approved by our Board of Directors, we completed the repurchase of our common stock as follows: $5,175 million in 2012, $5,496 million in 2011, $5,111 million during 2010. In the first quarter of 2013, we announced a new repurchase program authorization of an additional $4 billion. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorization are our existing cash on hand, cash from operations and potential additional borrowings.

        During 2012, we had $5,190 million of net cash proceeds from the issuance of senior notes and $358 million of net cash proceeds from the issuance of short-term commercial paper. We also repaid $1,500 million of our long-term debt and borrowed and repaid $400 million under our revolving credit facility. During 2011, we had $3,990 million of net cash proceeds from the issuance of senior notes. We also repaid $1,000 million of our long-term debt during 2011. During 2010, we had $5,978 million of net cash proceeds from the issuance of senior notes. We also repaid $2,323 million of our long-term debt, and paid $1,537 million to settle the debt and related equity collars assumed as part of the Liberty Transaction.

        We anticipate additional borrowings in the future in order to achieve a ratio of outstanding long-term debt equal to approximately 2.5 times operating profit before depreciation and amortization of DIRECTV on a consolidated basis. We will continue to evaluate our optimal leverage on an ongoing basis. We may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

Free Cash Flow

        Free cash flow increased in 2012 as compared to 2011 due to the increase in net cash provided by operating activities described above, partially offset by an

DIRECTV

increase in capital expenditures. The increase in capital expenditures resulted primarily from an increase in subscriber leased equipment, satellite and other infrastructure primarily at DIRECTV Latin America.

Debt

        At December 31, 2012, we had $17,528 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S. Our outstanding borrowings are more fully described in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

        Senior Notes.    At December 31, 2012, DIRECTV U.S.' senior notes had a carrying value of $17,170 million and a weighted-average interest rate of 4.60%. Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $11,519 million thereafter.

        Included in the amounts above are DIRECTV U.S.' £750 million of 4.375% senior notes due in 2029. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

        In January 2013, DIRECTV U.S. issued $750 million of 1.750% senior notes due in 2018 with proceeds, net of original issue discount, of $743 million.

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average maturity of 90 days, at a weighted average yield of 0.54%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2012, there were no borrowings under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At December 31, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

DIRECTV

        DIRECTV Guarantors.    On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes then outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011, the revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper.

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

Contingencies

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of December 31, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $466 million, including cash of $563 million, based on the official 4.3 bolivars per U.S. dollar exchange rate at that time.

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we will record a pre-tax charge in "General and administrative expenses" in the Consolidated Statements of Operations of approximately $160 million in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. This devaluation did not impact our results of operations, financial position or cash flows for the year ended December 31, 2012, but may affect the growth of our Venezuelan business. There will also be ongoing impacts to our results of operations, primarily related to the translation of local financial statements at the new exchange rate. In the event of an additional devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation.

        Income taxes.    During 2012, the statute of limitations expired in federal and foreign tax jurisdictions resulting in the recognition of uncertain tax benefits. As a result we recorded a benefit of $168 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2012. During 2010, we entered into an agreement with a former owner to settle certain tax contingencies. As a result of this settlement we recorded a benefit of $39 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2010. We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits could decrease by up to approximately $40 million during the next twelve months.

        Globo.    As discussed in Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, Globo has the right to exchange its remaining Sky Brasil shares for cash or our common shares. If Globo

DIRECTV

exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2012, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, as referenced in the table. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $259 million as of December 31, 2012. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 10) (a)	$27,895	$796	$3,723	$4,780	$18,596
Purchase obligations (Note 21) (b)	7,079	2,186	3,092	808	993
Operating lease obligations (Note 21) (c)	978	94	174	174	536
Capital lease obligations (Notes 13 and 21) (d)	1,494	100	234	264	896

Total	$37,446	$3,176	$7,223	$6,026	$21,021

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2012, however, the obligations do not reflect potential prepayments required under indentures.

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

DIRECTV

(d)
Capital lease obligations includes obligations under the contract for the lease of the ISDLA-1 and ISDLA-2 satellites currently under construction for DIRECTV Latin America, which we expect to account for as a capital lease at the time the satellites are placed into service. For further discussion, please refer to Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2012, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $167 million primarily related to a judicial deposit in Brazil for the ECAD matter discussed in Part I, Item 3 of this Annual Report, and insurance deductibles.

CONTINGENCIES

        For a discussion of "Contingencies", see Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Note 19 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

DIRECTV

potential financial statement impact of such an event, it is possible that upon further development or resolution of a contingent matter, we could record a charge in a future period that would be material to our consolidated financial statements.

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate set-top receivers at DIRECTV U.S. over a three to four year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. If we extended the depreciable life of the set-top receivers at DIRECTV U.S. by one year, it would result in an approximately $240 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2012, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2012, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

ACCOUNTING CHANGES

        For a discussion of accounting changes see Note 3 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

DIRECTV

Foreign Currency Risk

  Transaction Exposure

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

        As of December 31, 2012, we had no significant foreign currency exchange contracts outstanding, excluding the cross-currency swaps described in Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The impact of a hypothetical 10% adverse change in exchange rates on our net monetary assets would be a loss of $146 million, net of taxes, at December 31, 2012, a portion of which could be recorded in "Foreign currency translation adjustments" in our Consolidated Statements of Comprehensive Income.

  Economic Exposure

        We are exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed rate foreign currency denominated debt to fixed rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2012, the fair value of our cross-currency swaps on our £750 million principal amount of 4.375% senior notes due in 2029 was a liability of $17 million, which is recorded in "Other liabilities and deferred credits" in our Consolidated Balance Sheets. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Counterparty Credit Risk

        We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties' credit ratings. As of December 31, 2012 neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $17,528 million at December 31, 2012, which consisted principally of DIRECTV U.S.' fixed rate borrowings.

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV and subsidiaries ("the Company") as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders' equity (deficit) and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV and subsidiaries at December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 20, 2013

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$29,740	$27,226	$24,102
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	13,028	11,655	10,074
Subscriber service expenses	2,137	1,911	1,681
Broadcast operations expenses	414	389	350
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	3,397	3,390	3,005
Upgrade and retention costs	1,427	1,327	1,169
General and administrative expenses	1,815	1,576	1,445
Depreciation and amortization expense	2,437	2,349	2,482

Total operating costs and expenses	24,655	22,597	20,206

Operating profit	5,085	4,629	3,896
Interest income	59	34	39
Interest expense	(842)	(763)	(557)
Liberty transaction and related gain	—	—	67
Other, net	140	84	69

Income before income taxes	4,442	3,984	3,514
Income tax expense	(1,465)	(1,348)	(1,202)

Net income	2,977	2,636	2,312
Less: Net income attributable to noncontrolling interest	(28)	(27)	(114)

Net income attributable to DIRECTV	$2,949	$2,609	$2,198

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS—(continued)

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Net income attributable to DIRECTV common stockholders	$2,949	$2,609	$2,014
Net income attributable to DIRECTV Class B common stockholders, for the period of January 1, 2010 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction (Note 15)	—	—	184

Net income attributable to DIRECTV	$2,949	$2,609	$2,198

Basic earnings attributable to DIRECTV common stockholders per common share	$4.62	$3.49	$2.31
Diluted earnings attributable to DIRECTV common stockholders per common share	$4.58	$3.47	$2.30
Basic and diluted earnings attributable to DIRECTV Class B common stockholders per common share, for the period of January 1, 2010 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction (Note 15)	$—	$—	$8.44
Weighted average number of common shares outstanding (in millions):
Basic	638	747	870
Diluted	644	752	876
Weighted average number of Class B common shares outstanding, for the period of January 1, 2010 through June 16, 2010 (in millions):
Basic	—	—	22
Diluted	—	—	22
Weighted average number of total common shares outstanding (in millions):
Basic	638	747	880
Diluted	644	752	886

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Net income	$2,977	$2,636	$2,312
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Losses related to changes in plan experience and actuarial assumptions arising during the period	(45)	(39)	—
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	9	8
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	1	—
Cash flow hedges:
Unrealized losses arising during the period	(10)	—	—
Reclassification adjustments included in net income	(7)	—	—
Foreign currency translation adjustments	(32)	(94)	20
Available for sale securities:
Unrealized holding gains (losses) on securities	(4)	(6)	4
Reclassification adjustment for net gains recognized during period	—	—	(3)

Other comprehensive income (loss)	(86)	(129)	29

Comprehensive income	2,891	2,507	2,341
Less: Comprehensive income attributable to noncontrolling interest	(13)	(17)	(121)

Comprehensive income attributable to DIRECTV	$2,878	$2,490	$2,220

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,902	$873
Accounts receivable, net	2,696	2,474
Inventories	412	280
Deferred income taxes	73	62
Prepaid expenses and other	471	552

Total current assets	5,554	4,241
Satellites, net	2,357	2,215
Property and equipment, net	6,038	5,223
Goodwill	4,063	4,097
Intangible assets, net	832	909
Investments and other assets	1,711	1,738

Total assets	$20,555	$18,423

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,618	$4,210
Unearned subscriber revenues and deferred credits	565	533
Short-term borrowings	358	—

Total current liabilities	5,541	4,743
Long-term debt	17,170	13,464
Deferred income taxes	1,672	1,771
Other liabilities and deferred credits	1,203	1,287
Commitments and contingencies
Redeemable noncontrolling interest	400	265
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 and 3,947,000,000 shares authorized, 586,839,817 and 691,306,695 shares issued and outstanding of DIRECTV common stock at December 31, 2012 and December 31, 2011, respectively	4,021	4,799
Accumulated deficit	(9,210)	(7,750)
Accumulated other comprehensive loss	(242)	(156)

Total stockholders' deficit	(5,431)	(3,107)

Total liabilities and stockholders' deficit	$20,555	$18,423

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE NONCONTROLLING INTEREST

	DIRECTV Common Shares	DIRECTV Class B Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity (Deficit)	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions, Except Share Data)
Balance as of January 1, 2010	911,377,919	21,809,863	$6,689	$(3,722)	$(56)	$2,911	$400
Net Income				2,198		2,198	114	$2,312
Stock repurchased and retired	(135,528,774)		(973)	(4,206)		(5,179)
Stock options exercised and restricted stock units vested and distributed	6,050,275		(30)			(30)
Malone Transaction	26,547,624	(21,809,863)
Share-based compensation expense			82			82
Tax benefit from share-based compensation			38			38
Dividends paid by subsidiary to redeemable noncontrolling interest							(15)
Acquisition of noncontrolling interest, including related deferred income taxes			79			79	(605)
Adjustment to the fair value of redeemable noncontrolling interest			(323)			(323)	323
Other			1			1
Other comprehensive income					29	29	7

Balance as of December 31, 2010	808,447,044	—	5,563	(5,730)	(27)	(194)	224
Net Income				2,609		2,609	27	$2,636
Stock repurchased and retired	(119,132,986)		(825)	(4,630)		(5,455)
Stock options exercised and restricted stock units vested and distributed	1,992,637		(48)			(48)
Share-based compensation expense			103			103
Tax benefit from share-based compensation			30			30
Adjustment to the fair value of redeemable noncontrolling interest			(24)			(24)	24
Other				1		1
Other comprehensive loss					(129)	(129)	(10)

Balance as of December 31, 2011	691,306,695	—	4,799	(7,750)	(156)	(3,107)	265
Net Income				2,949		2,949	28	$2,977
Stock repurchased and retired	(106,691,615)		(739)	(4,409)		(5,148)
Stock options exercised and restricted stock units vested and distributed	2,224,737		(54)			(54)
Share-based compensation expense			109			109
Tax benefit from share-based compensation			30			30
Adjustment to the fair value of redeemable noncontrolling interest			(122)			(122)	122
Other			(2)			(2)
Other comprehensive loss					(86)	(86)	(15)

Balance as of December 31, 2012	586,839,817	—	$4,021	$(9,210)	$(242)	$(5,431)	$400

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,977	$2,636	$2,312
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,437	2,349	2,482
Amortization of deferred revenues and deferred credits	(75)	(39)	(36)
Share-based compensation expense	109	103	82
Equity in earnings from unconsolidated affiliates	(131)	(109)	(90)
Net foreign currency transaction (gain) loss	34	50	(11)
Dividends received	79	104	78
Gain on sale of investments	(122)	(63)	(6)
Liberty transaction and related gain	—	—	(67)
Deferred income taxes	(102)	353	386
Excess tax benefit from share-based compensation	(30)	(25)	(11)
Other	85	53	66
Change in operating assets and liabilities:
Accounts receivable	(50)	(524)	(391)
Inventories	(206)	(33)	(35)
Prepaid expenses and other	58	(139)	(4)
Accounts payable and accrued liabilities	370	391	437
Unearned subscriber revenues and deferred credits	28	47	52
Other, net	173	31	(38)

Net cash provided by operating activities	5,634	5,185	5,206
Cash Flows From Investing Activities
Cash paid for property and equipment	(2,960)	(2,924)	(2,303)
Cash paid for satellites	(389)	(246)	(113)
Investment in companies, net of cash acquired	(16)	(11)	(617)
Proceeds from sale of investments	24	116	9
Other, net	(22)	43	(75)

Net cash used in investing activities	(3,363)	(3,022)	(3,099)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	156	—	—
Proceeds from short-term borrowings	202	—	38
Repayment of short-term borrowings	—	(39)	—
Proceeds from borrowings under revolving credit facility	400	—	—
Repayment of borrowings under revolving credit facility	(400)	—	—
Proceeds from issuance of long-term debt	5,190	3,990	5,978
Debt issuance costs	(36)	(30)	(44)
Repayments of long-term debt	(1,500)	(1,000)	(2,323)
Repayment of collar loan and equity collars	—	—	(1,537)
Repayment of other long-term obligations	(51)	(184)	(127)
Common shares repurchased and retired	(5,175)	(5,496)	(5,111)
Stock options exercised	3	—	38
Taxes paid in lieu of shares issued for share-based compensation	(61)	(58)	(118)
Excess tax benefit from share-based compensation	30	25	11
Dividends paid to redeemable noncontrolling interest	—	—	(15)

Net cash used in financing activities	(1,242)	(2,792)	(3,210)

Net increase (decrease) in cash and cash equivalents	1,029	(629)	(1,103)
Cash and cash equivalents at beginning of the year	873	1,502	2,605

Cash and cash equivalents at end of the year	$1,902	$873	$1,502

Supplemental Cash Flow Information
Cash paid for interest	$781	$687	$460
Cash paid for income taxes	1,406	1,042	705

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks and own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

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

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT SPORTS®. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

        During the first quarter of 2012, we revised our reportable segments. As further discussed in Note 20, our DIRECTV Latin America business unit, which was previously reported as a single segment, is now being reported as two segments, Sky Brasil and PanAmericana. We have restated certain prior period amounts to conform to the current year presentation of reporting segments.

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

Revenue Recognition

        We enter into multiple-deliverable revenue arrangements with our subscribers under which we provide DIRECTV receiving equipment, services and programming during their contract period, of up to two years. We allocate consideration to each deliverable in the arrangement based on its relative selling price. We determine the selling price of the DIRECTV receiving equipment using our best estimate. We determine the selling price for services based on prices charged by third parties. We determine the selling price of the programming using our standard programming rates. The DIRECTV receiving equipment, services and programming are each considered separate units of accounting.

        We recognize subscription and pay-per-view revenues when programming is broadcast to subscribers. We recognize subscriber fees for multiple set-top receivers and warranty services as revenue, as earned. We recognize advertising revenues when

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Subscriber Acquisition Costs

        Subscriber acquisition costs consist of costs we incur to acquire new subscribers. We include the cost of set-top receivers and other equipment, commissions we pay to national retailers, independent satellite television retailers, dealers and regional telephone companies, which we refer to as telcos, and the cost of installation, advertising, marketing and customer call center expenses associated with the acquisition of new subscribers in subscriber acquisition costs. We expense these costs as incurred, or when subscribers activate the DIRECTV® service, as appropriate, except for the cost of set-top receivers leased to new subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets and depreciate over their estimated useful lives. In certain countries in Latin America, where our customer agreements provide for the lease of the entire DIRECTV or SKY System, we also capitalize the costs of the other customer premises equipment and related installation costs in "Property and equipment, net" in the Consolidated Balance Sheets. Although paid in advance, the retailer or dealer earns substantially all commissions paid for customer acquisitions over 12 months from the date of subscriber activation. Should the subscriber cancel our service during such 12 month service period, we are reimbursed for the unearned portion of the commission by the retailer or dealer and record a decrease to subscriber acquisition costs. We include the amount of our set-top receivers capitalized each period for subscriber acquisition activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 6 for additional information.

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for upgrade efforts for existing subscribers. We include the costs of subscriber equipment upgrade programs for digital video recorder, or DVR, high-definition, or HD, and HD DVR receivers and local channels, our multiple set-top receiver offers and other similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 6 for additional information.

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

Capitalized Software Costs

        We capitalize certain software costs incurred, either from internal or external sources, as part of "Property and equipment, net" in the Consolidated Balance Sheets and depreciate these costs on a straight-line basis over the useful life of the software. We recognize planning, training, support and maintenance costs incurred either prior to or following the implementation phase as expense in the Consolidated Statements of Operations in the period in which they occur. We had unamortized capitalized software costs of $492 million as of December 31, 2012 and $551 million as of December 31, 2011. We recorded depreciation of these costs of $292 million in 2012, $234 million in 2011 and $218 million in 2010 in "Depreciation and amortization expense" in the Consolidated Statements of Operations.

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

        We also have foreign operations where the local currency is their functional currency. Accordingly, these foreign entities translate assets and liabilities from their local currencies to U.S. dollars using year-end exchange rates while income and expense accounts are translated at the average rates in effect during the year. We record the resulting translation adjustment as part of "Accumulated other comprehensive loss," a separate component of stockholders' deficit in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Investments

        We maintain investments in equity securities of unaffiliated companies. We carry non-marketable equity securities at cost. We consider marketable equity securities available-for-sale and they are carried at current fair value based on quoted market prices with unrealized gains or losses (excluding other-than-temporary losses), net of taxes, reported as part of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets. We regularly review our investments to determine whether a decline in fair value below the cost basis is "other-than-temporary." We consider, among other factors: the magnitude and duration of the decline; the financial health and business outlook of the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and our intent and ability to hold the investment. If we judge the decline in fair value to be other-than-temporary, we write-down the cost basis of the security to fair value and recognize the amount in the Consolidated Statements of Operations as part of "Other, net" and record it as a reclassification adjustment from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets.

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

Derivative Financial Instruments

        We have designated our cross-currency swaps as cash flow hedges, and accordingly, we record the effective portion of the unrealized gains and losses on the cross-currency swaps in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and reclassify those amounts to earnings in the same periods during which the hedged debt affects earnings. We record the ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, immediately in earnings.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to certain employees and shares of stock to our directors as part of their annual compensation for Board services.

        We record compensation expense equal to the fair value of stock-based awards at the grant date on a straight-line basis over the requisite service period of up to three years, reduced for estimated forfeitures and adjusted for anticipated payout percentages related to the achievement of performance targets.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Statements of Operations. Unrecognized tax benefits are recorded in "Income tax expense" in the Consolidated Statements of Operations at such time that the benefit is effectively settled.

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising costs for print and media related to national advertising campaigns, net of payments received from programming content providers for marketing support, were $514 million in 2012, $464 million in 2011 and $396 million in 2010.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, short-term borrowings and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2012 and 2011.

Note 3: Change in Accounting Estimate

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We continue to depreciate standard-definition, or SD, set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We accounted for this change in the useful life of the HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Years Ended December 31,
	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(176)	$(141)
Net income attributable to DIRECTV	109	86
Basic earnings attributable to DIRECTV common stockholders per common share	$0.17	$0.12
Diluted earnings attributable to DIRECTV common stockholders per common share	$0.17	$0.11

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 4: Acquisition

Globo Transaction

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all or a portion (but not less than half) of its 25.9% interest in Sky Brasil. Upon the exercise of this right in the fourth quarter of 2010, we paid $605 million in cash, which was the fair value of the approximate 19% interest purchased, and recorded a reduction to "Redeemable noncontrolling interest" in the Consolidated Balance Sheets. In addition, we recorded $79 million of net deferred tax assets related to the acquisition of this interest as an offset to "Common stock and additional paid-in capital" in the Consolidated Balance Sheets. We and our subsidiaries now own 93% of Sky Brasil and Globo owns the remaining 7%.

        In accordance with our agreement, Globo will have the right to exchange all (but not less than all) of its remaining equity interest in Sky Brasil until January 2014.

Note 5: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2012	2011
	(Dollars in Millions)
Subscriber	$1,804	$1,639
Telco	459	512
Trade and other	514	402

Total	2,777	2,553
Less: Allowance for doubtful accounts	(81)	(79)

Accounts receivable, net	$2,696	$2,474

Note 6: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets as of December 31:

	Estimated Useful Lives (years)	2012	2011
		(Dollars in Millions)
Satellites	10-16	$3,188	$3,206
Satellites under construction	—	693	302

Total		3,881	3,508
Less: Accumulated depreciation		(1,524)	(1,293)

Satellites, net		$2,357	$2,215

Land and improvements	9-30	$44	$44
Buildings and leasehold improvements	2-40	441	406
Machinery and equipment	2-23	1,988	1,947
Capitalized software	3	2,392	2,198
Subscriber leased set-top equipment	3-7	9,053	8,105
Construction in-progress	—	750	418

Total		14,668	13,118
Less: Accumulated depreciation		(8,630)	(7,895)

Property and equipment, net		$6,038	$5,223

        We capitalized interest costs of $24 million in 2012, $13 million in 2011 and $6 million in 2010 as part of the cost of our property and satellites under construction. Depreciation expense, including amortization of property and equipment and satellites held under capital leases, was $2,342 million in 2012, $2,213 million in 2011 and $2,292 million in 2010.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth property and equipment leased to our subscribers as of December 31:

	2012	2011
	(Dollars in Millions)
Subscriber leased set-top equipment	$9,053	$8,105
Less: Accumulated depreciation of subscriber leased equipment	(5,040)	(4,618)

Subscriber leased set-top equipment, net	$4,013	$3,487

        As discussed above in Note 3, effective July 1, 2011, we began depreciating capitalized HD set-top receivers at DIRECTV U.S. over a four-year estimated useful life. Previously, we depreciated HD set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We continue to depreciate SD set-top receivers at DIRECTV U.S. over a three-year useful life. At DIRECTV Latin America, we depreciate capitalized subscriber leased equipment, which includes the cost of the set-top receiver, installation and the dish. HD set-top-receivers have a three-year estimated useful life and SD set-top receivers have a seven-year estimated useful life. The useful life used to depreciate capitalized set-top receivers is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. We regularly evaluate the estimate useful life of our capitalized set-top receivers.

Note 7: Goodwill and Intangible Assets, Net

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2012 and 2011:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2011	$3,176	$466	$211	$295	$4,148
Foreign currency translation adjustment	—	(52)	—	—	(52)
Acquisition accounting adjustments	1	—	—	—	1

Balance as of December 31, 2011	3,177	414	211	295	4,097
Foreign currency translation adjustment	—	(34)	—	—	(34)

Balance as of December 31, 2012	$3,177	$380	$211	$295	$4,063

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets as of:

		December 31, 2012			December 31, 2011
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432	$—	$432	$432	$—	$432
Satellite rights	15	101	19	82	110	12	98
Subscriber related	5-10	383	371	12	402	353	49
Dealer network	15	130	117	13	130	108	22
Trade name and other	5-20	174	46	128	159	37	122
Distribution agreements	6-20	208	43	165	208	22	186

Total intangible assets		$1,428	$596	$832	$1,441	$532	$909

        Amortization expense of intangible assets was $95 million in 2012, $136 million in 2011 and $190 million in 2010.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $58 million in 2013, $50 million in 2014, $45 million in 2015, $24 million in 2016, $24 million in 2017 and $199 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2012, 2011 and 2010. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2012, 2011 or 2010. Additionally, there are no accumulated impairment losses as of December 31, 2012 and 2011.

Satellite Rights

        Sky Brasil has an agreement for the right to use a satellite should its existing leased satellite suffer a significant failure and replacement capacity is needed. During the first quarter of 2010, the satellite was launched and successfully placed into its assigned orbit, and we recorded the total obligation for the right to use the satellite of $116 million in "Intangible assets, net" in the Consolidated Balance Sheets. We made a $29 million payment during 2010 and we made the remaining $87 million payment during 2011. The intangible asset is being amortized on a straight line basis over the 15-year term of the agreement.

Note 8: Investments

Equity Method Investments

        Sky Mexico.    DIRECTV accounts for the excess of the carrying value for its investment in Sky Mexico over DIRECTV's share of Sky Mexico's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $4 million in 2012, $25 million in 2011 and $25 million in 2010 of amortization on definite lived intangibles in equity earnings of Sky Mexico related to these assets.

        Game Show Network.    Due to certain governance arrangements which limit DIRECTV's ability to control GSN, we account for GSN as an equity method investment. In March 2011, we sold a 5% ownership interest in GSN to our equity partner for $60 million in cash, reducing our ownership interest to 60%. We recognized a pre-tax gain of $25 million ($16 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold.

        In December 2012, we sold an 18% interest in GSN for $234 million to our equity partner, which reduced our ownership interest from 60% to 42%. We recognized a pre-tax gain of $111 million ($68 million after tax) on the sale in "Other, net" in the Consolidated Statement of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. Under the terms of the purchase and sale agreement, our equity partner has the option to pay the $234 million selling price either in full in April 2013, or in two equal installments of $117 million each: one in April 2013 and the second in April 2014. All unpaid amounts will accrue interest payable to us at a rate of 10% per year. This sale was considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2012.

        DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $10 million in 2012, $10 million in 2011 and $12 million in 2010 of amortization on definite lived intangibles in equity earnings of GSN related to these assets.

        Other.    In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a pre-tax gain of $37 million ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

        The following table sets forth the carrying value of our investments which we account for under the equity method of accounting as of December 31:

	2012	2011
	(Dollars in Millions)
Sky Mexico	$510	$490
GSN	291	420
Other equity method investments	149	131

Total investments accounted for under the equity method of accounting	$950	$1,041

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
Sky Mexico	$62	$52	$33
GSN	42	29	33
Other	27	28	24

Total net equity earnings for investments accounted for under the equity method of accounting	$131	$109	$90

        We received cash dividends of $79 million in 2012, $104 million in 2011 and $78 million in 2010 from companies that we account for under the equity method. Undistributed earnings from equity method investments were $302 million as of December 31, 2012 and $256 million as of December 31, 2011.

Equity Securities

        We had investments in non-marketable equity securities of $68 million as of December 31, 2012 and $56 million as of December 31, 2011, which were stated at cost. We also had investments in marketable equity securities of $11 million as of December 31, 2012 and $17 million as of December 31, 2011, which were carried at fair market value.

Note 9: Accounts Payable and Accrued Liabilities

        The following table sets forth the significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2012	2011
	(Dollars in Millions)
Programming costs	$2,194	$2,006
Accounts payable	1,208	1,195
Payroll and employee benefits	347	307
Other	869	702

Total accounts payable and accrued liabilities	$4,618	$4,210

        As of December 31, 2012, there were $104 million of amounts payable to vendors for property and equipment and $5 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2012. As of December 31, 2011 there were $68 million of amounts payable to vendors for property and equipment and $3 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2011.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 10: Debt

        The following table sets forth our outstanding debt as of December 31:

	2012	2011
	(Dollars in Millions)
Long-term debt
Senior notes	$17,170	$13,464
Short-term borrowings
Commercial paper	358	—

Total debt	$17,528	$13,464

2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2 billion revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1 billion revolving credit facility and a five year, $1.5 billion revolving credit facility.

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

        On May 15, 2012, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, all of its then outstanding $1,500 million of 7.625% senior notes due in 2016, at a price of 103.813%, plus accrued and unpaid interest, for a total of $1,614 million. We recorded a pre-tax charge of $64 million ($40 million after tax) during the second quarter of 2012, of which $57 million resulted from the premium paid for the redemption and $7 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a registration statement, £750 million ($1,208 million) in aggregate principal of 4.375% senior notes due in 2029 resulting in proceeds, net of an original issue discount, of £742 million ($1,194 million). The U.S. dollar amounts reflect the conversion of the £750 million aggregate principal and the £742 million proceeds, net of discount, to U.S. dollars based on the exchange rate of £1.00/ $1.61 at September 11, 2012. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 11. We incurred $9 million of debt issuance costs in connection with this transaction.

        On November 27, 2012, DIRECTV U.S. established a $2.5 billion commercial paper program backed by its revolving credit facilities, as discussed in further detail below. For the year ended December 31, 2012, borrowings under the commercial paper program, net of repayments, were $358 million.

2011 Financing Transactions

        On March 10, 2011, DIRECTV U.S. issued the following senior notes:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
3.500% senior notes due in 2016	$1,500	$1,497
5.000% senior notes due in 2021	1,500	1,493
6.375% senior notes due in 2041	1,000	1,000

	$4,000	$3,990

        We incurred $24 million of debt issuance costs in connection with this transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        On March 16, 2010, DIRECTV U.S. repaid the $985 million of remaining principal on Term Loan C of its senior secured credit facility. The repayment of Term Loan C resulted in a 2010 pre-tax charge of $9 million ($6 million after tax), of which $6 million resulted from the write-off of unamortized discount and $3 million resulted from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

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

        On August 20, 2010, DIRECTV U.S. repaid the $1,220 million of remaining principal on Term Loans A and B of its senior secured credit facility. The repayment of Term Loans A and B resulted in a 2010 pre-tax charge of $7 million ($4 million after tax) resulting from the write-off of deferred debt issuance and other transaction costs. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Senior Notes

        The following table sets forth our outstanding senior notes balance as of December 31:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premiums
	2012	2012	2011
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$999	$999
3.550% senior notes due in 2015	1,200	1,200	1,199
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,498	1,498
7.625% senior notes due in 2016	—	—	1,500
2.400% senior notes due in 2017	1,250	1,249	—
5.875% senior notes due in 2019	1,000	995	994
5.200% senior notes due in 2020	1,300	1,298	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,494
3.800% senior notes due in 2022	1,500	1,499	—
4.375% senior notes due in 2029 (1)	1,219	1,206	—
6.350% senior notes due in 2040	500	500	499
6.000% senior notes due in 2040	1,250	1,234	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	—

Total senior notes	$17,219	$17,170	$13,464

(1)
The amounts for the 4.375% senior notes due in 2029 reflect the remeasurement of £750 million aggregate principal and £742 million carrying value to U.S. dollars based on the exchange rate of £1.00/$1.63 at December 31, 2012.

        The fair value of our senior notes was approximately $18,598 million at December 31, 2012 and $14,512 million at December 31, 2011. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes payable mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $11,519 million thereafter. The amount of interest accrued related to our outstanding debt was $246 million at December 31, 2012 and $201 million at December 31, 2011.

Collar Loan

        On November 19, 2009, The DIRECTV Group, Inc., now a wholly owned subsidiary of DIRECTV, and Liberty Media Corporation completed a series of transactions, which we refer to collectively as the Liberty Transaction. As part of the Liberty Transaction, we assumed a credit facility and related equity collars, which we refer to as the Collar Loan. During the first quarter of 2010, we paid $1,537 million to repay the remaining principal balance and accrued interest on the credit facility, and to settle the equity collars. As a result, we recorded a gain of $67 million in "Liberty transaction and related gain" in the Consolidated Statements of Operations in the first quarter of 2010 related to the Collar Loan.

Commercial Paper

        On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average maturity of 90 days, at a weighted average yield of 0.54%, which may be refinanced on a periodic basis as borrowings mature. Aggregate amounts outstanding under the revolving credit facilities and commercial paper program are limited to $2.5 billion.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2012, there were no borrowings under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that restrict DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At December 31, 2012, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    On November 14, 2011, we entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes then outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. All of the senior notes issued since November 14, 2011, the revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper.

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

Restricted Cash

        Restricted cash of $6 million as of December 31, 2012 and $30 million as of December 31, 2011 was included as part of "Prepaid expenses and other" in our

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Consolidated Balance Sheets. These amounts secure our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 11: Derivative Financial Instruments

Cross-Currency Swaps

        In connection with the issuance of the £750 million of 4.375% senior notes due in 2029 discussed in Note 10, DIRECTV U.S. entered into cross-currency swap agreements to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

        We record unrealized gains on cross-currency swaps at fair value as assets and unrealized losses on cross-currency swaps at fair value as liabilities. As of December 31, 2012, we recorded the fair value of unrealized losses on cross-currency swaps in the amount of $17 million in "Other liabilities and deferred credits" in the Consolidated Balance Sheets. We calculated the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk. These cross-currency swaps have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on the cross-currency swaps is reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately in earnings. During the year ended December 31, 2012, DIRECTV U.S. reclassified $11 million ($7 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, into "Other, net" in the Consolidated Statements of Operations, to offset $11 million of remeasurement loss on the British pound sterling denominated debt. We evaluate the effectiveness of our cross-currency swaps on a quarterly basis. We measured no ineffectiveness for the year ended December 31, 2012.

        Collateral Arrangements.    We have agreements with our cross-currency swap counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. As of December 31, 2012, neither we nor any of our counterparties were required to post collateral under the terms of the cross-currency swap agreements. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Note 12: Income Taxes

        We base our income tax expense or benefit on reported "Income before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        "Income tax expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
Current tax expense:
U.S. federal	$980	$631	$391
Foreign	309	253	227
State and local	113	107	20

Total	1,402	991	638

Deferred tax expense (benefit):
U.S. federal	(25)	284	596
Foreign	63	59	(118)
State and local	25	14	86

Total	63	357	564

Total income tax expense	$1,465	$1,348	$1,202

        "Income before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
U.S. income	$3,442	$3,044	$2,809
Foreign income	1,000	940	705

Total	$4,442	$3,984	$3,514

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$1,555	$1,394	$1,230
U.S. state and local income tax expense, net of federal benefit	87	75	106
Liberty Transaction charges not recoverable	1	1	4
Change in unrecognized tax benefits	(154)	40	(40)
Noncontrolling interests in partnership earnings and taxes	—	2	(44)
Foreign taxes, net of federal tax benefits	(3)	(82)	9
Change in valuation allowance	3	(40)	(32)
Multistate tax planning	—	—	(20)
Tax credits	(30)	(47)	(7)
Other	6	5	(4)

Total income tax expense	$1,465	$1,348	$1,202

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2012		2011
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$466	$273	$418	$268
Prepaid expenses	—	32	—	34
State taxes	74	—	73	—
Depreciation, amortization and asset impairment charges	—	1,406	—	1,155
Net operating loss and tax credit carryforwards	626	—	610	—
Programming contract liabilities	46	—	48	—
Unrealized foreign exchange gains or losses	—	79	—	105
Tax basis differences in investments and affiliates	261	824	91	804
Other	—	—	6	5

Subtotal	1,473	2,614	1,246	2,371
Valuation allowance	(432)	—	(466)	—

Total deferred taxes	$1,041	$2,614	$780	$2,371

        Included in "Investments and other assets" in the Consolidated Balance Sheets are $116 million at December 31, 2012 and $210 million at December 31, 2011 of noncurrent deferred tax assets. Also included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets are $90 million at December 31, 2012 and $92 million at December 31, 2011 of current deferred tax liabilities.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $432 million at December 31, 2012 and $466 million at December 31, 2011, are primarily attributable to unused foreign operating losses and unused capital losses, both of which are available for carry forward. For the year ended December 31, 2012, the decrease in the valuation allowance was primarily attributable to a reduction in the deferred tax asset on capital loss carryforwards.

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

        As of December 31, 2012, we have $17 million of federal net operating loss carryforward which expires between 2027 and 2028. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have foreign tax credit carryovers of $133 million which expire between 2020 and 2022, state net operating loss carryforwards of $30 million which expire between 2029 and 2030, and approximately $2 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

        As a result of the currency exchange process in Venezuela since 2010, exclusive of the payment of some intercompany obligations, we have been unable to repatriate excess cash balances. As of December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $536 million. Should these earnings be distributed in the form of dividends, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the potential tax liability.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries, excluding Venezuela, deemed permanently reinvested that amounted to approximately $11 million in 2012. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in these foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(Dollars in Millions)
Balance as of January 1, 2010	$527
Increases in tax positions for prior years	7
Decreases in tax positions for prior years	(207)
Increases in tax positions for the current year	35

Balance as of December 31, 2010	362
Increases in tax positions for prior years	17
Decreases in tax positions for prior years	(4)
Increases in tax positions for the current year	15

Balance as of December 31, 2011	390
Decreases in tax positions for prior years	(6)
Increases in tax positions for the current year	35
Expiration of the statute of limitations	(141)

Balance as of December 31, 2012	$278

        As of December 31, 2012, our unrecognized tax benefits totaled $278 million, including $227 million of tax positions the recognition of which would affect the annual effective income tax rate. The decrease in the unrecognized tax benefits is primarily attributable to the expiration of the statute of limitations in federal and foreign tax jurisdictions.

        We recorded interest and penalties accrued related to unrecognized tax benefits of $12 million in 2012, $16 million in 2011 and $21 million in 2010 in "Income tax expense" in the Consolidated Statements of Operations. We have accrued, as part of our liability for unrecognized tax benefits, interest and penalties of $32 million as of December 31, 2012, and $67 million as of December 31, 2011.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2010 and 2011 remain open for examination. The California tax years 2001 through 2011 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of three to five years after filing of the respective return.

        We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits could decrease by up to approximately $40 million during the next twelve months.

Note 13: Capital Lease Obligations

        We include the current and noncurrent portions of the present value of the net minimum lease payments under capital leases for satellites and vehicles in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets. The following table sets forth the present value of the net minimum lease payments under capital leases for satellites

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

and vehicles as of December 31, 2012, along with total minimum lease payments for the each of the years ending December 31:

Minimum Lease Payments
(Dollars in Millions)
2013	$100
2014	96
2015	90
2016	84
2017	79
Thereafter	289

Total minimum lease payments	738
Less: Amount representing interest	(210)

Present value of net minimum lease payments	$528

        Excluded from the table above are future payments under the contract for the lease of the ISDLA-1 and ISDLA-2 satellites currently under construction for DIRECTV Latin America, which we expect to account for as a capital lease at the time the satellites are placed into service. See Note 21 for further discussion.

        We include assets held under capitalized leases in "Satellites, net" and "Property and Equipment, net" in our Consolidated Balance Sheets. The following table sets forth assets held under capital leases as of December 31:

	2012	2011
	(Dollars in Millions)
Satellites under capital leases	$509	$527
Less: Accumulated amortization	(190)	(140)

Satellites, net under capital leases	$319	$387

Property and equipment under capital leases	$129	$104
Less: Accumulated amortization	(47)	(38)

Property and equipment, net under capital leases	$82	$66

        We paid interest for capital leases of $47 million in 2012, $51 million in 2011 and $55 million in 2010.

Note 14: Pension and Other Postretirement Benefit Plans

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$583	$521	$23	$21
Service cost	32	25	1	1
Interest cost	30	29	1	1
Plan participants' contributions	1	1	—	—
Actuarial (gain) loss	91	43	(3)	1
Benefits paid	(37)	(36)	(1)	(1)
Settlements	(36)	—	—	—

Net benefit obligation at end of year	664	583	21	23

Change in Plan Assets
Fair value of plan assets at beginning of year	448	429	—	—
Actual return on plan assets	49	14	—	—
Employer contributions	70	40	1	1
Plan participants' contributions	1	1	—	—
Benefits paid	(37)	(36)	(1)	(1)
Settlements	(36)	—	—	—
Fair value of plan assets at end of year	495	448	—	—

Funded status at end of year	$(169)	$(135)	$(21)	$(23)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(6)	$(6)	$(2)	$(2)
Other liabilities and deferred credits	(163)	(129)	(19)	(21)
Deferred tax assets	115	94	—	1
Accumulated other comprehensive loss	184	149	—	2
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	182	147	—	2
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	2	2	—	—

Total	$184	$149	$—	$2

        We estimate that the following amounts will be amortized from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets into net periodic benefit cost during the year ending December 31, 2013:

Pension Benefits
(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$27
Expense resulting from changes in plan provisions	1

        The accumulated benefit obligation for all pension plans was $583 million at December 31, 2012 and $531 million as of December 31, 2011.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2012	2011
	(Dollars in Millions)
Accumulated benefit obligation	$93	$531
Fair value of plan assets	—	448

        Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31:

	2012	2011
	(Dollars in Millions)
Projected benefit obligation	$664	$583
Fair value of plan assets	495	448

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$32	$25	$19	$1	$1	$1
Interest accrued on benefits earned in prior years	30	29	28	1	1	1
Expected return on plan assets	(34)	(34)	(32)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	—	(1)
Net amount resulting from changes in plan experience and actuarial assumptions	19	14	14	—	—	—

Net periodic benefit cost	$48	$35	$30	$2	$2	$1

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2012	2011	2012	2011
Discount rate—Qualified Plans	3.92%	4.99%	3.47%	4.48%
Discount rate—Non-Qualified Plans	3.91%	4.92%	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2012	2011	2010	2012	2011	2010
Discount rate—Qualified Plan	4.99%	5.59%	5.64%	4.48%	4.99%	5.21%
Discount rate—Non-Qualified Plans	4.92%	5.54%	5.63%	—	—	—
Expected long-term return on plan assets	7.75%	8.00%	8.25%	—	—	—
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

        We base our expected long-term return on plan assets assumption on a periodic review and modeling of the plans' asset allocation and liability structure over a long-term horizon. Expectations of returns for each asset class are the most important of the assumptions used in the review and modeling and are based on the forward looking expectations for asset class returns, historical data and economic/financial market theory.

        The following table provides assumed health care costs trend rates:

	2012	2011	2010
Health care cost trend rate	8.00%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2017	2017	2017

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

        The fair value measurements of the plan assets as of December 31, 2012 were as follows:

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2012
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$4	$—	$4	$—	1%
Equity securities:
U.S. large-cap	87	—	87	—	18%
U.S. mid-cap growth	19	—	19	—	4%
International large-cap value	94	—	94	—	19%
Emerging markets growth	6	—	6	—	1%
Domestic real estate	26	—	26	—	5%
Fixed income	182	—	182	—	37%
Partnership and joint venture interests	31	—	—	31	6%
Insurance contracts at contract value	2	—	2	—	—
Hedge funds	44	—	—	44	9%

Total	$495	$—	$420	$75	100%

        The fair value measurements of the plan assets as of December 31, 2011 were as follows:

	Fair Value Measurements as of December 31, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2011
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$3	$—	$3	$—	1%
Equity securities:
U.S. large-cap	75	—	75	—	17%
U.S. mid-cap growth	17	—	17	—	3%
International large-cap value	92	—	92	—	21%
Domestic real estate	23	—	23	—	5%
Fixed income	165	—	165	—	37%
Partnership and joint venture interests	30	—	—	30	7%
Insurance contracts at contract value	2	—	2	—	—
Hedge funds	41	—	—	41	9%

Total	$448	$—	$377	$71	100%

        There were no shares of our common stock included in plan assets as of December 31, 2012 and 2011.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2011 and 2012 due to the following:

	Partnerships and Joint Venture Interests	Hedge Funds	Total
	(Dollars in Millions)
Balance as of January 1, 2011	$28	$—	$28
Realized losses	(1)	—	(1)
Unrealized gains	5	(3)	2
Purchases and sales	(2)	44	42

Balance as of December 31, 2011	30	41	71
Unrealized gains	1	3	4

Balance as of December 31, 2012	$31	$44	$75

Cash Flows

  Contributions

        We expect to contribute approximately $15 million to our qualified pension plans and make payments of $6 million to our nonqualified pension plan participants in 2013.

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2013	$41	$2
2014	41	2
2015	42	2
2016	42	2
2017	41	2
2018-2022	218	10

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $30 million in 2012, $28 million in 2011 and $23 million in 2010.

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

Note 15: Stockholders' Deficit

Capital Stock and Additional Paid-In Capital

        Following completion of the Liberty Transaction in November 2009, DIRECTV had two classes of common stock outstanding: Class A common stock, par value $0.01 per share, and Class B common stock, par value $0.01 per share. There have been no Class B shares outstanding since the completion of the Malone Transaction on June 16, 2010, as discussed below. The DIRECTV Class A common stock was entitled to one vote per share and traded on the NASDAQ

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

under the ticker "DTV" until it was reclassified as common stock pursuant to the amendment in August 2012. The DIRECTV Class B common stock was entitled to fifteen votes per common share and was not listed on any stock exchange or automated dealer quotation system.

        On August 27, 2012, our certificate of incorporation was amended to reclassify all issued and outstanding shares of Class A common stock and Class B common stock into a single class of common stock. Pursuant to this amendment, our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,950,000,000 shares authorized, and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. The DIRECTV common stock is entitled to one vote per share and trades on the NASDAQ, under the ticker "DTV". As of December 31, 2012, there were no outstanding shares of preferred stock.

Malone Transaction

        In April 2010, we entered into an agreement with Dr. John C. Malone and his family, or the Malones, under which they exchanged 21.8 million shares of high-vote Class B common stock, which was all of the outstanding Class B shares, for 26.5 million shares of Class A common stock, resulting in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3% on June 16, 2010. The number of Class A shares issued was determined as follows: one share of Class A common stock for each share of Class B common stock held, plus an additional number of Class A shares with a fair value of $160 million based on the then current market price of the Class A common stock at the time of the agreement on April 6, 2010. See Note 16 for additional information regarding the Malone Transaction.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. As of December 31, 2012, we had approximately $1,719 million remaining under the authorization given by the Board of Directors in 2012. In February 2013 our Board of Directors terminated the remaining balance available under the 2012 authorization and authorized up to an additional $4 billion for repurchases of our common stock. The authorizations allow us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2012	2011	2010
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$5,148	$5,455	$5,179
Average price per share	$48.24	$45.78	$38.20
Number of shares repurchased and retired	107	119	136

        Of the $5,455 million in repurchases during the year ended December 31, 2011, $27 million were paid for in January 2012. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and are excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Comprehensive Income (Loss)

        The following table sets forth the components of "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income for the years ended December 31:

	2012			2011			2010
	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount	Pre-tax Amount	Tax (Benefit) Expense	Net Amount
	(Dollars in Millions)
Defined benefit plans:
Losses related to changes in plan experience and actuarial assumptions arising during the period	$(73)	$(28)	$(45)	$(64)	$(25)	$(39)	$—	$—	$—
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	19	7	12	15	6	9	13	5	8
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	—	—	2	1	1	—	—	—
Cash flow hedges:
Unrealized losses arising during the period	(16)	(6)	(10)	—	—	—	—	—	—
Reclassification adjustments included in net income	(11)	(4)	(7)	—	—	—	—	—	—
Foreign currency translation adjustments	(53)	(21)	(32)	(153)	(59)	(94)	32	12	20
Available for sale securities:
Unrealized holding gains (losses) on securities	(7)	(3)	(4)	(10)	(4)	(6)	6	2	4
Reclassification adjustment for net gains recognized during period	—	—	—	—	—	—	(5)	(2)	(3)

Other comprehensive income (loss)	$(141)	$(55)	$(86)	$(210)	$(81)	$(129)	$46	$17	$29

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets for each of the years presented:

	Defined Benefit Plans	Cross- Currency Swaps	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2010	$(130)	$—	$66	$8	$(56)
Other comprehensive income	8	—	20	1	29

Balance as of December 31, 2010	(122)	—	86	9	(27)
Other comprehensive loss	(29)	—	(94)	(6)	(129)

Balance as of December 31, 2011	(151)	—	(8)	3	(156)
Other comprehensive loss	(33)	(17)	(32)	(4)	(86)

Balance as of December 31, 2012	$(184)	$(17)	$(40)	$(1)	$(242)

Note 16: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. During the year ended December 31, 2012, we excluded 1.0 million common stock options from the computation of diluted EPS because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock options from the computation of diluted EPS during 2011 or 2010.

Malone Transaction

        From January 1, 2010 to June 16, 2010, we allocated "Net income attributable to DIRECTV" in the Consolidated Statements of Operations to the Class A and Class B common stockholders based on the weighted average shares outstanding for each class through the close of the Malone Transaction on June 16, 2010. At the close of the transaction, we exchanged 21.8 million shares of Class B common stock, which represented all of the issued and outstanding Class B common stock, for 26.5 million shares of Class A common stock. We accounted for this exchange of DIRECTV Class B common stock into DIRECTV Class A common stock pursuant to accounting standards for induced conversions, whereby the $160 million in incremental DIRECTV Class A common stock issued to the former DIRECTV Class B stockholders has been deducted from earnings attributable to DIRECTV Class A stockholders for purposes of calculating earnings per share in the Consolidated Statements of Operations. We included the $160 million in income attributable to Class B common stockholders. This adjustment had the effect of reducing diluted earnings per DIRECTV Class A common share by $0.18 for the year ended December 31, 2010. After the close of the Malone Transaction we allocate all net income attributable to DIRECTV to the Class A stockholders. For the years ended December 31, 2012, 2011 and 2010, there were no dilutive securities outstanding for the Class B common stock. See Note 15 for additional information regarding the Malone Transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2012:
Basic EPS
Net income attributable to DIRECTV common stockholders	$2,949	638	$4.62
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	(0.04)

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders	$2,949	644	$4.58

Year Ended December 31, 2011:
Basic EPS
Net income attributable to DIRECTV common stockholders	$2,609	747	$3.49
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	5	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV common stockholders	$2,609	752	$3.47

Year Ended December 31, 2010:
Class A common stock:
Basic EPS
Net income attributable to DIRECTV Class A common stockholders	$2,014	870	$2.31
Effect of Dilutive Securities
Dilutive effect of stock options and restricted stock units	—	6	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV Class A common stockholders	$2,014	876	$2.30

Class B common stock:
Basic and diluted EPS
Net income attributable to DIRECTV Class B common stockholders, including $160 million exchange inducement value for the Malone Transaction	$184	22	$8.44

Note 17: Share-Based Compensation

        Under the DIRECTV 2010 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV stockholders on June 3, 2010, shares, rights or options to acquire up to 20 million shares of common stock plus the number of shares that were authorized but not granted under former plans and shares granted under those plans which, after June 3, 2010, are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 2, 2020, subject to the approval of the Compensation Committee of our Board of Directors. Under the DIRECTV Plan, we issue new shares of our common stock when restricted stock units are distributed and when stock options are exercised.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Share-based compensation expense recognized	$109	$103	$82
Tax benefits associated with share-based compensation expense	41	40	31
Actual tax benefits realized for the deduction of share-based compensation expense	60	54	60

        As of December 31, 2012, there was $107 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $66 million in 2013, $37 million in 2014 and $4 million in 2015.

Restricted Stock Units

        The Compensation Committee has granted restricted stock units under our stock plan to certain of our employees and executives. Annual awards are mostly performance based, generally vest over three years and provide for final payments in shares of our common stock. Final payment can be increased or decreased from the target award amounts based on our performance over a three-year performance period in comparison with pre-established targets. We determine the fair value of restricted stock units based on the closing stock price of our common shares on the date of grant.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	7,595,892	$31.35
Granted	2,847,076	41.72
Vested and distributed	(3,122,772)	21.78
Forfeited	(247,450)	40.38

Nonvested at December 31, 2012	7,072,746	$39.50

Vested and expected to vest at December 31, 2012	6,819,177	$39.26

        The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2011 was $41.14. The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2010 was $30.83.

        The total fair value of restricted stock units vested and distributed was $139 million during the year ended December 31, 2012, $125 million during the year ended December 31, 2011 and $81 million during the year ended December 31, 2010.

Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under our stock plan to certain of our executives. The exercise price of options granted is equal to the per share closing price of the common stock on the date the options were granted. These nonqualified options generally vest over one to three years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2012	3,364,510	$23.21
Granted	995,964	48.18
Exercised	(1,260,629)	30.62
Forfeited or expired	(4,000)	16.23

Outstanding at December 31, 2012	3,095,845	$28.24	4.6	$68

Vested and expected to vest at December 31, 2012	3,095,845	$28.24	4.6	$68

Exercisable at December 31, 2012	2,196,293	$19.93	2.5	$66

        The total intrinsic value of options exercised was $26 million during the year ended December 31, 2012, $24 million during the year ended December 31, 2011 and $221 million during the year ended December 31, 2010, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted-average grant-date fair value for the stock options granted during the years ended December 31, 2012 and December 31, 2010 under the DIRECTV Plan using the Black-Scholes valuation model along with the weighted-average assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

	2012	2010
Estimated grant-date fair value	$15.83	$12.36
Expected stock volatility	29.0%	26.9%
Risk-free interest rate	1.08% - 1.41%	3.35%
Expected option life (in years)	7.0	7.0

        There were no stock options granted under the DIRECTV Plan during the year ended December 31, 2011.

        As part of the Liberty Transaction on November 19, 2009, we assumed 16.7 million stock options and stock appreciation rights, and issued 1.1 million shares of common stock to holders of restricted stock units. The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed, 8.8 million were held by persons other than employees or directors. As of December 31, 2012, 0.4 million non-employee awards remained outstanding with a fair value of approximately $12 million. As of December 31, 2011, there were 0.6 million non-employee awards outstanding with a fair value of approximately $15 million. We recorded net losses of $4 million during the year ended December 31, 2012, $4 million during the year ended December 31, 2011 and $11 million during the year ended December 31, 2010 to "Other, net" in the Consolidated Statements of Operations for gains and losses recognized for exercised options and the adjustment of the liability to fair value.

        The following table presents the estimated weighted-average fair value as of December 31, 2012, 2011 and 2010 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with the weighted-average assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rates for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the measurement date. The expected option life is based on the contractual life of the awards.

	December 31, 2012	December 31, 2011	December 31, 2010
Estimated fair value	$34.59	$26.63	$22.52
Expected stock volatility	22.8%	27.5%	26.5%
Range of risk-free interest rates	0.02 - 0.36%	0.06 - 0.83%	0.07 - 2.01%
Range of expected option lives (in years)	0.2 - 4.4	0.5 - 5.4	0.1 - 6.4

        The intrinsic value of awards assumed as part of the Liberty Transaction carried as a liability that were exercised was $3 million during the year ended December 31, 2012, $8 million during the year ended December 31, 2011 and $145 million during the year ended December 31, 2010, based on the intrinsic value of individual awards on the date of exercise.

        Beginning in 2009, we implemented a net exercise plan pursuant to which we only issue new shares in connection with employee option exercises equal to the intrinsic value of the exercised award on the exercise date reduced by the sum of (i) the amount of statutory employee withholding taxes and (ii) the option exercise price, divided by the current market price of the our common stock. As a result, we no longer receive cash in connection with the exercise of most stock options, but rather issue significantly fewer shares. We do receive cash for the exercise of certain non-employee stock options. We received cash for the settlement of stock options of $3 million during the year ended December 31, 2012 and $38 million during the year ended December 31, 2010, and did not receive any cash for the settlement of stock options during the year ended December 31, 2011. In addition, the company is required to pay the employee withholding taxes to taxing authorities, the cash payments for which are reported in "Taxes paid in lieu of shares issued for share-based compensation" in the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 18: Other Income and Expenses

        The following table sets forth the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$131	$109	$90
Net foreign currency transaction gain (loss)	(34)	(50)	11
Fair value adjustment loss on non-employee stock awards	(4)	(4)	(11)
Loss on early extinguishment of debt	(64)	(25)	(16)
Gain on sale of investments	122	63	6
Other	(11)	(9)	(11)

Total other, net	$140	$84	$69

        See Note 8 regarding equity method investments and net gains and losses recorded on the sale of investments.

Note 19: Related-Party Transactions

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

Liberty Media, Liberty Global and Discovery Communications

        As discussed above in Note 15, on June 16, 2010, we completed the Malone Transaction, which resulted in the reduction of the Malones' voting interest in DIRECTV from approximately 24% to approximately 3% and Dr. Malone's resignation from our Board of Directors.

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

        The following table sets forth sales and purchase transactions with related parties for the years ended December 31:

	2012	2011	2010
	(Dollars in Millions)
Sales:
Liberty Media and affiliates	$—	$—	$26
Discovery Communications, Liberty Global and affiliates	—	—	5
Globo and other	5	6	13

Total	$5	$6	$44

Purchases:
Liberty Media and affiliates	$—	$—	$143
Discovery Communications, Liberty Global and affiliates	—	—	128
Globo and other	874	854	622

Total	$874	$854	$893

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of December 31:

	2012	2011
	(Dollars in Millions)
Accounts receivable	$26	$1
Accounts payable	90	96

        The accounts receivable balance and accounts payable balances as of December 31, 2012 and December 31, 2011 are primarily related to Globo and companies in which we hold equity method investments.

Note 20: Segment Reporting

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

        The following table sets forth selected information for the results of operations for each of our reporting segments:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization (1)
	(Dollars in Millions)
Year Ended December 31, 2012:
DIRECTV U.S.	$23,227	$8	$23,235	$4,153	$1,501	$5,654
Sky Brasil	3,501	—	3,501	555	533	1,088
PanAmericana	2,743	—	2,743	400	374	774

DIRECTV Latin America	6,244	—	6,244	955	907	1,862
Sports Networks, Eliminations and Other	269	(8)	261	(23)	29	6

Total	$29,740	$—	$29,740	$5,085	$2,437	$7,522

Year Ended December 31, 2011:
DIRECTV U.S.	$21,864	$8	$21,872	$3,702	$1,587	$5,289
Sky Brasil	3,020	—	3,020	542	449	991
PanAmericana	2,076	—	2,076	374	298	672

DIRECTV Latin America	5,096	—	5,096	916	747	1,663
Sports Networks, Eliminations and Other	266	(8)	258	11	15	26

Total	$27,226	$—	$27,226	$4,629	$2,349	$6,978

Year Ended December 31, 2010:
DIRECTV U.S.	$20,261	$7	$20,268	$3,290	$1,926	$5,216
Sky Brasil	2,013	—	2,013	383	298	681
PanAmericana	1,584	—	1,584	240	243	483

DIRECTV Latin America	3,597	—	3,597	623	541	1,164
Sports Networks, Eliminations and Other	244	(7)	237	(17)	15	(2)

Total	$24,102	$—	$24,102	$3,896	$2,482	$6,378

(1)
Operating profit (loss) before depreciation and amortization, which is a financial measure that is not determined in accordance with GAAP can be calculated by adding amounts under the caption "Depreciation and amortization expense" to "Operating profit (loss)." This measure should be used in conjunction with GAAP

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

          The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in Millions)
Operating profit before depreciation and amortization	$7,522	$6,978	$6,378
Depreciation and amortization expense	(2,437)	(2,349)	(2,482)

Operating profit	5,085	4,629	3,896
Interest income	59	34	39
Interest expense	(842)	(763)	(557)
Liberty transaction and related gain	—	—	67
Other, net	140	84	69

Income before income taxes	4,442	3,984	3,514
Income tax expense	(1,465)	(1,348)	(1,202)

Net income	2,977	2,636	2,312

Less: Net income attributable to noncontrolling interest	(28)	(27)	(114)

Net income attributable to DIRECTV	$2,949	$2,609	$2,198

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

          The following table sets forth capital expenditures and segment assets for each of our reporting segments:

	Years Ended and As of December 31,
	2012		2011		2010
	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets
	(Dollars in Millions)
DIRECTV U.S.	$1,741	$12,490	$1,736	$11,796	$1,557	$11,400
Sky Brasil	812	2,951	902	2,663	468	2,566
PanAmericana	786	3,335	526	2,601	389	2,130

DIRECTV Latin America	1,598	6,286	1,428	5,264	857	4,696
Sports Networks, Eliminations and Other	10	1,779	6	1,363	2	1,813

Total	$3,349	$20,555	$3,170	$18,423	$2,416	$17,909

          The following table sets forth revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2012		2011		2010
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$23,678	$5,694	$22,310	$5,267	$20,684	$4,987
Latin America and the Caribbean
Brazil	3,501	1,626	3,020	1,423	2,013	1,060
Other	2,561	1,075	1,896	748	1,405	632

Total Latin America and the Caribbean	6,062	2,701	4,916	2,171	3,418	1,692

Total	$29,740	$8,395	$27,226	$7,438	$24,102	$6,679

  Note 21: Commitments and Contingencies

  Commitments

          At December 31, 2012, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated $978 million, payable as follows: $94 million in 2013, $88 million in 2014, $86 million in 2015, $88 million in 2016, $86 million in 2017 and $536 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $118 million in 2012, $99 million in 2011 and $78 million in 2010.

          At December 31, 2012, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite launch contracts and broadcast center services aggregated $7,079 million, payable as follows: $2,186 million in 2013, $1,947 million in 2014, $1,145 million in 2015, $433 million in 2016, $375 million in 2017 and $993 million thereafter.

  Satellite Commitments

          DIRECTV U.S. has entered into contracts for the construction and launch of two new satellites: D14, which we expect to launch in the first quarter of 2014 and D15, which we expect to launch in the fourth quarter of 2014. D14 and D15 are expected to provide additional HD, replacement, and backup capacity for DIRECTV U.S. Additionally, DIRECTV Latin America has entered into a contract for the lease of two additional satellites for PanAmericana: ISDLA-1, which we expect to launch in the fourth quarter of 2014 and ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1. As a part of the lease agreement for ISDLA-1 and ISDLA-2, which we expect to account for as a capital lease, we are required to make prepayments prior to the launch of the satellites and commencement of the lease. Prepayments related to this agreement totaled $128 million for the year ended December 31, 2012 and $104 million for the year ended December 31, 2011, and are included as "Cash paid for satellites" in the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Total future cash payments under these agreements aggregate to $1,281 million, payable as follows: $286 million in 2013, $171 million in 2014, $116 million in 2015, $50 million in 2016, $50 million in 2017 and $608 million thereafter.

Contingencies

Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, Globo was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. We estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $400 million as of December 31, 2012 and $265 million as of December 31, 2011. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of December 31, 2012, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $446 million, including cash of $563 million, based on the official 4.3 bolivars per U.S. dollar exchange rate at that time.

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we will record a pre-tax charge in "General and administrative expenses" in the Consolidated Statements of Operations of approximately $160 million in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. This devaluation did not impact our results of operations, financial position or cash flows for the year ended December 31, 2012, but may affect the growth of our Venezuelan business. There will also be ongoing impacts to our results of operations, primarily related to the translation of local financial statements at the new exchange rate. In the event of an additional devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2012. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, Sky Brasil has provided letters of credit in the amount of approximately $103 million. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal, and there are other claims by the Brazilian pay television association, known as ABTA, against ECAD before the Brazilian antitrust board, or CADE, which may affect ECAD or the rights fees it is attempting to collect.

        Waste Disposal Inquiry.    On August 20, 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, recordkeeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are diligently reviewing our policies and procedures applicable to all facilities and cooperating with the investigation. As this inquiry is in its early stages, we are currently unable to reasonably estimate the outcome of this matter.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

that the ultimate outcome will not have a material effect on our consolidated financial position and result of operations.

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2012, the net book value of in-orbit satellites was $1,664 million all of which was uninsured.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $167 million at December 31, 2012 primarily related to a judicial deposit in Brazil for the ECAD matter discussed above, and insurance deductibles.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 22: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for the years presented:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2012 Quarters
Revenues	$7,046	$7,224	$7,416	$8,054
Operating profit	1,308	1,411	1,068	1,298
Net income attributable to DIRECTV	731	711	565	942
Basic earnings attributable to DIRECTV common stockholders per common share	1.08	1.09	0.91	1.57
Diluted earnings attributable to DIRECTV common stockholders per common share	1.07	1.09	0.90	1.55
2011 Quarters
Revenues	$6,319	$6,600	$6,844	$7,463
Operating profit	1,155	1,230	1,030	1,214
Net income attributable to DIRECTV	674	701	516	718
Basic earnings attributable to DIRECTV common stockholders per common share	0.85	0.92	0.70	1.02
Diluted earnings attributable to DIRECTV common stockholders per common share	0.85	0.91	0.70	1.02

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 23: Subsequent Events

2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 with proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

Venezuela Currency Devaluation

        In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar, which will result in a pre-tax charge in "General and administrative expenses" in the Consolidated Statements of Operations of approximately $160 million in the first quarter of 2013. See Note 21 for additional information regarding the Venezuelan devaluation and foreign currency exchange controls.

Note 24: Condensed Consolidating Financial Statements

        As discussed above in Note 10, on November 14, 2011, DIRECTV provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010, and the condensed consolidating balance sheets as of December 31, 2012 and December 31, 2011.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$23,235	$6,583	$(137)	$29,740
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	10,743	2,355	(70)	13,028
Subscriber service expenses	—	—	1,464	673	—	2,137
Broadcast operations expenses	—	—	306	116	(8)	414
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,673	724	—	3,397
Upgrade and retention costs	—	—	1,253	174	—	1,427
General and administrative expenses	42	1	1,201	630	(59)	1,815
Depreciation and amortization expense	—	—	1,501	936	—	2,437

Total operating costs and expenses	42	1	19,141	5,608	(137)	24,655

Operating profit (loss)	(42)	58	4,094	975	—	5,085
Equity in income of consolidated subsidiaries	2,980	2,819	—	—	(5,799)	—
Interest income	2	1	—	68	(12)	59
Interest expense	(2)	(773)	(3)	(76)	12	(842)
Other, net	(4)	(65)	33	176	—	140

Income before income tax	2,934	2,040	4,124	1,143	(5,799)	4,442
Income tax benefit (expense)	15	246	(1,305)	(421)	—	(1,465)

Net income	2,949	2,286	2,819	722	(5,799)	2,977
Less: Net income attributable to noncontrolling interest	—	—	—	(28)	—	(28)

Net income attributable to DIRECTV	$2,949	$2,286	$2,819	$694	$(5,799)	$2,949

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$463	$20,268	$3,895	$(524)	$24,102
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,699	1,428	(53)	10,074
Subscriber service expenses	—	—	1,340	341	—	1,681
Broadcast operations expenses	—	—	273	84	(7)	350
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,631	374	—	3,005
Upgrade and retention costs	—	—	1,106	63	—	1,169
General and administrative expenses	24	—	1,466	419	(464)	1,445
Depreciation and amortization expense	—	—	1,926	556	—	2,482

Total operating costs and expenses	24	—	17,441	3,265	(524)	20,206

Operating profit (loss)	(24)	463	2,827	630	—	3,896
Equity in income of consolidated subsidiaries	2,219	1,835	—	—	(4,054)	—
Interest income	1	1	4	44	(11)	39
Interest expense	—	(480)	(8)	(80)	11	(557)
Liberty transaction and related charges	—	—	—	67	—	67
Other, net	(10)	(25)	20	84	—	69

Income before income taxes	2,186	1,794	2,843	745	(4,054)	3,514
Income tax benefit (expense)	12	14	(1,008)	(220)	—	(1,202)

Net income	2,198	1,808	1,835	525	(4,054)	2,312
Less: Net income attributable to noncontrolling interest	—	—	—	(114)	—	(114)

Net income attributable to DIRECTV	$2,198	$1,808	$1,835	$411	$(4,054)	$2,198

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,949	$2,286	$2,819	$722	$(5,799)	$2,977
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(45)					(45)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Cash flow hedges:
Unrealized losses arising during the period	—	(10)	—	—	—	(10)
Reclassification adjustments included in net income	—	(7)	—	—	—	(7)
Foreign currency translation adjustments	—	—	—	(32)	—	(32)
Unrealized holding losses on securities	—	—	—	(4)	—	(4)

Other comprehensive loss	(33)	(17)	—	(36)	—	(86)

Comprehensive income	2,916	2,269	2,819	686	(5,799)	2,891
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(13)	—	(13)

Comprehensive income attributable to DIRECTV	$2,916	$2,269	$2,819	$673	$(5,799)	$2,878

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,609	$1,925	$1,947	$724	$(4,569)	$2,636
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(39)					(39)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	—	—	—	—	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Foreign currency translation adjustments	—	—	—	(94)	—	(94)
Unrealized holding losses on securities	—	—	—	(6)	—	(6)

Other comprehensive loss	(29)	—	—	(100)	—	(129)

Comprehensive income	2,580	1,925	1,947	624	(4,569)	2,507
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(17)	—	(17)

Comprehensive income attributable to DIRECTV	$2,580	$1,925	$1,947	$607	$(4,569)	$2,490

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2010

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,198	$1,808	$1,835	$525	$(4,054)	$2,312
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	8	—	—	—	—	8
Foreign currency translation adjustments	—	—	—	20	—	20
Available for sale securities:						—
Unrealized gains on securities	—	—	—	4	—	4
Reclassification adjustment for net gains recognized during period	—			(3)		(3)

Other comprehensive income	8	—	—	21	—	29

Comprehensive income	2,206	1,808	1,835	546	(4,054)	2,341
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(121)	—	(121)

Comprehensive income attributable to DIRECTV	$2,206	$1,808	$1,835	$425	$(4,054)	$2,220

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet

As of December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$883	$884	$2,788	$2,039	$(1,040)	$5,554
Satellites, net	—	—	1,795	562	—	2,357
Property and equipment, net	—	—	3,290	2,748	—	6,038
Goodwill	—	1,828	1,349	886	—	4,063
Intangible assets, net	—	—	453	379	—	832
Intercompany receivables	4,382	6,152	16,355	3,703	(30,592)	—
Investment in subsidiaries	(8,687)	15,001	—	(10,915)	4,601	—
Other assets	180	91	241	1,294	(95)	1,711

Total assets	$(3,242)	$23,956	$26,271	$696	$(27,126)	$20,555

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$384	$646	$3,526	$2,025	$(1,040)	$5,541
Long-term debt	—	17,170	—	—	—	17,170
Deferred income taxes	—	—	1,397	361	(86)	1,672
Intercompany liabilities	1,401	16,355	6,152	6,684	(30,592)	—
Other liabilities and deferred credits	404	131	195	482	(9)	1,203
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,021	12	4,802	(6,632)	1,818	4,021
Retained earnings (accumulated deficit)	(9,210)	(10,341)	10,199	(2,560)	2,702	(9,210)
Accumulated other comprehensive loss	(242)	(17)	—	(64)	81	(242)

Total stockholders' equity (deficit)	(5,431)	(10,346)	15,001	(9,256)	4,601	(5,431)

Total liabilities and stockholders' equity (deficit)	$(3,242)	$23,956	$26,271	$696	$(27,126)	$20,555

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,728	$2,388	$1,766	$1,877	$(2,125)	$5,634

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,488)	(1,472)	—	(2,960)
Cash paid for satellites	—	—	(253)	(136)	—	(389)
Investment in companies, net of cash acquired	—	—	(7)	(9)	—	(16)
Proceeds from sale of investments	—	—	24	—	—	24
Return of capital from subsidiary	3,775	—	—	—	(3,775)	—
Other, net	—	—	—	(22)	—	(22)

Net cash provided by (used in) investing activities	3,775	—	(1,724)	(1,639)	(3,775)	(3,363)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	156	—	—	—	156
Proceeds from short-term borrowings	—	202	—	—	—	202
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Proceeds from issuance of long-term debt	—	5,190	—	—	—	5,190
Debt issuance costs	—	(36)	—	—	—	(36)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Repayment of other long-term obligations	—	—	(21)	(30)	—	(51)
Common shares repurchased and retired	(5,175)	—	—	—	—	(5,175)
Stock options exercised	3	—	—	—	—	3
Taxes paid in lieu of shares issued for share-based compensation	—	—	(52)	(9)	—	(61)
Excess tax benefit from share-based compensation	—	—	25	5	—	30
Intercompany payments (funding)	(52)	—	13	39	—	—
Cash dividend to Parent	—	(5,900)	—	—	5,900	—

Net cash provided by (used in) financing activities	(5,224)	(1,888)	(35)	5	5,900	(1,242)

Net increase in cash and cash equivalents	279	500	7	243	—	1,029
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$408	$728	$11	$755	$—	$1,902

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

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2012.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment and those criteria, management believes that, as of December 31, 2012, our internal control over financial reporting is effective.

DIRECTV

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV and subsidiaries (the "Company") as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 20, 2013 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 20, 2013

DIRECTV

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from DIRECTV's definitive Proxy Statement for its 2012 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than March 22, 2013.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2012, 2011 and 2010	67
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	Third Amended and Restated Certificate of Incorporation of DIRECTV (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*4.1	Specimen form of certificate representing Common Stock of DIRECTV (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*4.2

Indenture dated as of September 22, 2009 by and among DIRECTV Holdings LLC, DIRECTV Financing Co, Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings, LLC filed on September 25, 2009 (SEC File No. 333-106529))

*4.3	Form of 4 3/4% Senior Notes due 2014 (included in Exhibit 4.2)
*4.4	Form of 5 7/8% Senior Notes due 2019 (included in Exhibit 4.2)

DIRECTV

Exhibit Number	Exhibit Name
*4.5

Indenture dated as of March 11, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 15, 2010 (SEC File No. 333-106529))

*4.6	Form of 3.550% Senior Notes due 2015 (included in Exhibit 4.5)
*4.7	Form of 5.200% Senior Notes due 2020 (included in Exhibit 4.5)
*4.8	Form of 6.35% Senior Notes due 2040 (included in Exhibit 4.5)
*4.9

Indenture dated as of August 17, 2010 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.10

First Supplemental Indenture, dated as of August 17, 2010, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 of the Form 8-K of DIRECTV Holdings LLC filed on August 23, 2010 (SEC File No. 333-106529))

*4.11	Form of 3.125% Senior Notes due 2016 (included in Exhibit 4.10)
*4.12	Form of 4.600% Senior Notes due 2021 (included in Exhibit 4.10)
*4.13	Form of 6.000% Senior Notes due 2040 (included in Exhibit 4.10)
*4.14

Second Supplemental Indenture, dated as of March 10, 2011, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV Holdings LLC filed on March 10, 2011(SEC File No. 333-106529))

*4.15	Form of 3.500% Notes due 2016 (included in Exhibit 4.14)
*4.16	Form of 5.000% Notes due 2021 (included in Exhibit 4.14)
*4.17	Form of 6.375% Notes due 2041 (included in Exhibit 4.14)
*4.18

Indenture, dated as of March 8, 2012, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.1 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554))

*4.19	Form of 2.400% Notes due 2017 (included in Exhibit 4.18)
*4.20	Form of 3.800% Notes due 2021 (included in Exhibit 4.18)
*4.21	Form of 5.150% Notes due 2042 (included in Exhibit 4.18)

DIRECTV

Exhibit Number	Exhibit Name
*4.22

Indenture dated as of September 14, 2012 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed September 14, 2012 (SEC File No. 1-34554))

*4.23

First Supplemental Indenture dated as of September 14, 2012 by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.2 to the Form 8-K of DIRECTV filed September 14, 2012 (SEC File No. 1-34554))

*4.24

Second Supplemental Indenture, dated as of January 15, 2013, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed January 15, 2013 (SEC File No. 1-34554))

*4.25	Form of 1.750% Notes due 2018 (included in Exhibit 4.24)
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

*10.4

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

*10.5

Confidentiality, Non-Solicitation and Non-Competition Agreement dated as of December 22, 2006 between The DIRECTV Group, Inc. and News Corporation (incorporated by reference to Exhibit 10.2 to the Form 8-K of The DIRECTV Group, Inc. filed February 27, 2008 (SEC File No. 1-31945))

DIRECTV

Exhibit Number	Exhibit Name
†† *10.6	Amended and Restated DIRECTV Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K of DIRECTV filed on February 23, 2012 (SEC File No. 1-34554))
†† *10.7

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

†† *10.8	DIRECTV 2010 Stock Plan (incorporated by reference to Exhibit 99 of the Form S-8 of DIRECTV filed on February 14, 2011 (SEC file No. 1-34554))
†† *10.9	The Liberty Entertainment, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99(a) of the Form S-8 of DIRECTV filed on November 19, 2009 (SEC File No. 1-34554))
†† *10.10

The DIRECTV Group, Inc. Amended and Restated Executive Officer Cash Bonus Plan (incorporated by reference to Annex C to the The DIRECTV Group,  Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

†† *10.11	Summary Terms-2012 Restricted Stock Unit Grants (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-34554))
†† *10.12	Summary Terms and Conditions for 2013 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
†† *10.13	Summary Terms-2012 Bonus (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-34554))
†† *10.14	Summary Terms and Conditions for the 2013 Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
†† *10.15	Summary Terms-2012 Stock Option Grant (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 15, 2012 (SEC File No. 1-34554))
†† *10.16	Summary Terms and Conditions for the 2013 Stock Options Grant (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))
†† *10.17	DIRECTV Executive Severance Plan Document and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 27, 2012 (SEC File No. 1-34554))
†† *10.18

DIRECTV Performance Stock Unit Award Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

*10.19

Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009 (incorporated by reference to Exhibit 10.36 of the Form 10-K of DIRECTV filed on February 26, 2010 (SEC File No. 1-34554))

*10.20

Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
*10.21

Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q of DIRECTV filed on November 4, 2010 (SEC File No. 1-34554))

*10.22

Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554))

*10.23

Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb and Lorrie M. Norrington (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))

*10.24

Registration Rights Agreement, dated as of March 8, 2012, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and the Initial Purchasers named therein (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on March 14, 2012 (SEC File No. 1-34554))

*10.25	Form of 2012 Non-Qualified Stock Option Award Agreement (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on November 2, 2012 (SEC File No. 1-34554))
†† *10.26	CEO Severance Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on November 2, 2012 (SEC File No. 1-34554))
†† **10.27	DIRECTV Deferred Compensation Plan for Non-Employee Directors
†† *10.28

Form of 2013 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

†† *10.29

Form of 2013 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

*14.1	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009 (incorporated by reference to Exhibit 14.1 to the Form 10-K of DIRECTV filed on February 28, 2011 (SEC File No. 1-34554))
**21	Subsidiaries of the Registrant as of December 31, 2012
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

DIRECTV

Exhibit Number	Exhibit Name
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (a)	Deductions (b)	Balance at end of year
	(Dollars in Millions)
Year Ended December 31, 2012:
Allowance for doubtful accounts deducted from accounts receivable	$(79)	$(332)	$(149)	$479	$(81)
Year Ended December 31, 2011:
Allowance for doubtful accounts deducted from accounts receivable	(76)	(309)	(130)	436	(79)
Year Ended December 31, 2010:
Allowance for doubtful accounts deducted from accounts receivable	(56)	(288)	(255)	523	(76)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV (Registrant)
Date: February 20, 2013
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 20th day of February 2013 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ MICHAEL D. WHITE (Michael D. White)	Chairman of the Board of Directors, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ DAVID B. DILLON (David B. Dillon)	Director
/s/ SAMUEL A. DIPIAZZA, JR. (Samuel A. DiPiazza, Jr.)	Director
/s/ DIXON R. DOLL (Dixon R. Doll)	Director
/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ NANCY NEWCOMB (Nancy Newcomb)	Director
/s/ LORRIE M. NORRINGTON (Lorrie M. Norrington)	Director

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
10.27	DIRECTV Deferred Compensation Plan for Non-Employee Directors
21	Subsidiaries of the Registrant as of December 31, 2012
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.