Form 10-Q
period 2013-03-31
DIRECTV
filed 2013-05-08
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-4772533 (I.R.S. Employer Identification No.)
2260 East Imperial Highway El Segundo, California (Address of principal executive offices)	90245 (Zip Code)

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

        As of May 1, 2013, the registrant had outstanding 558,552,413 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,580	$7,046
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,196	2,964
Subscriber service expenses	537	499
Broadcast operations expenses	110	104
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	814	816
Upgrade and retention costs	368	343
General and administrative expenses	469	417
Venezuelan currency devaluation charge	166	—
Depreciation and amortization expense	678	595

Total operating costs and expenses	6,338	5,738

Operating profit	1,242	1,308
Interest income	22	12
Interest expense	(217)	(204)
Other, net	38	41

Income before income taxes	1,085	1,157
Income tax expense	(387)	(416)

Net income	698	741
Less: Net income attributable to noncontrolling interest	(8)	(10)

Net income attributable to DIRECTV	$690	$731

Basic earnings attributable to DIRECTV per common share	$1.21	$1.08
Diluted earnings attributable to DIRECTV per common share	$1.20	$1.07
Weighted average number of common shares outstanding (in millions):
Basic	572	678
Diluted	577	681

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions)
Net income	$698	$741
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(36)	—
Less: Reclassification adjustments recognized in net income	49	—
Foreign currency translation adjustments	(26)	20
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities	3	(1)
Less: Reclassification adjustment for net gains recognized during the period	(1)	—

Other comprehensive income (loss)	(11)	19

Comprehensive income	687	760
Less: Comprehensive income attributable to noncontrolling interest	(16)	(12)

Comprehensive income attributable to DIRECTV	$671	$748

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,679	$1,902
Accounts receivable, net of allowances of $94 and $81	2,649	2,696
Inventories	418	412
Deferred income taxes	63	73
Prepaid expenses and other	622	471
Assets held for sale	185	—

Total current assets	5,616	5,554
Satellites, net	2,375	2,357
Property and equipment, net	6,212	6,038
Goodwill	3,997	4,063
Intangible assets, net	767	832
Investments and other assets	1,683	1,711

Total assets	$20,650	$20,555

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,422	$4,618
Unearned subscriber revenues and deferred credits	604	565
Current debt	499	358
Liabilities held for sale	22	—

Total current liabilities	5,547	5,541
Long-term debt	17,866	17,170
Deferred income taxes	1,679	1,672
Other liabilities and deferred credits	1,306	1,203
Commitments and contingencies
Redeemable noncontrolling interest	400	400
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 562,347,507 and 586,839,817 shares issued and outstanding of common stock at March 31, 2013 and December 31, 2012, respectively	3,822	4,021
Accumulated deficit	(9,717)	(9,210)
Accumulated other comprehensive loss	(253)	(242)

Total stockholders' deficit	(6,148)	(5,431)

Total liabilities and stockholders' deficit	$20,650	$20,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$698	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	678	595
Venezuelan currency devaluation charge	166	—
Amortization of deferred revenues and deferred credits	(13)	(12)
Share-based compensation expense	34	27
Equity in earnings from unconsolidated affiliates	(32)	(33)
Net foreign currency transaction gain	(6)	(13)
Net gains from sale of investments	(7)	—
Deferred income taxes	95	58
Excess tax benefit from share-based compensation	(24)	(28)
Other	5	22
Change in other operating assets and liabilities:
Accounts receivable	51	312
Inventories	(10)	(5)
Prepaid expenses and other	43	161
Accounts payable and accrued liabilities	(167)	(77)
Unearned subscriber revenue and deferred credits	41	16
Other, net	(16)	(1)

Net cash provided by operating activities	1,536	1,763

Cash Flows From Investing Activities
Cash paid for property and equipment	(748)	(753)
Cash paid for satellites	(78)	(58)
Investment in companies, net of cash acquired	(3)	—
Proceeds from sale of investments	16	—
Other, net	(5)	25

Net cash used in investing activities	(818)	(786)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	190	—
Proceeds from short-term borrowings	84	—
Repayment of short-term borrowings	(153)	—
Proceeds from borrowings under revolving credit facility	—	400
Repayment of borrowings under revolving credit facility	—	(400)
Proceeds from long-term debt	792	3,996
Debt issuance costs	(4)	(23)
Repayment of other long-term obligations	(18)	(13)
Common shares repurchased and retired	(1,378)	(1,260)
Prepayment of accelerated share repurchase	(230)	—
Taxes paid in lieu of shares issued for share-based compensation	(61)	(52)
Excess tax benefit from share-based compensation	24	28

Net cash provided by (used in) financing activities	(754)	2,676

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(187)	—

Net increase (decrease) in cash and cash equivalents	(223)	3,653
Cash and cash equivalents at beginning of the period	1,902	873

Cash and cash equivalents at end of the period	$1,679	$4,526

Supplemental Cash Flow Information
Cash paid for interest	$325	$255
Cash paid for income taxes	94	113

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

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

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment. As further discussed in Note 10 below, in the second quarter of 2013, DSN will transfer 100% of its interest in the regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners will have a majority interest in NW Sports LLC and DSN will retain a noncontrolling interest, which will be accounted for using the equity method of accounting. The operating results of DSN Northwest are included in our consolidated financial statements for the three months ended March 31, 2013 and the assets and liabilities of DSN Northwest are classified as held for sale as of March 31, 2013.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 2: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the three months ended March 31, 2013:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2013	$3,177	$380	$211	$295	$4,063
Sky Brasil foreign currency translation adjustment	—	6	—	—	6
Reclassification to assets held for sale	—	—	—	(72)	(72)

Balance as of March 31, 2013	$3,177	$386	$211	$223	$3,997

Note 3: Debt

        The following table sets forth our outstanding debt as of:

	March 31, 2013	December 31, 2012
	(Dollars in Millions)
Current debt
Current portion of borrowings under BNDES financing facility	$19	$—
Commercial paper	480	358
Long-term debt
Borrowings under BNDES financing facility	30	—
Senior notes	17,836	17,170

Total debt	$18,365	$17,528

        The amount of interest accrued related to our outstanding debt was $133 million at March 31, 2013 and $246 million at December 31, 2012.

Three Months Ended March 31, 2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 with proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        As discussed in further detail below, in March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil. During the three months ended March 31, 2013, borrowings under the BNDES facility were approximately $49 million.

        During the three months ended March 31, 2013, borrowings under DIRECTV U.S.' commercial paper program, net of repayments, were $121 million.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Three Months Ended March 31, 2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2 billion, revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility.

        On March 8, 2012, DIRECTV U.S. issued the following senior notes in private placement transactions:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
2.400% senior notes due in 2017	$1,250	$1,249
3.800% senior notes due in 2022	1,500	1,499
5.150% senior notes due in 2042	1,250	1,248

	$4,000	$3,996

        We incurred $25 million of debt issuance costs in connection with these transactions.

Senior Notes

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	March 31, 2013	March 31, 2013	December 31, 2012
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$999	$999
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,498	1,498
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	744	—
5.875% senior notes due in 2019	1,000	995	995
5.200% senior notes due in 2020	1,300	1,298	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
4.375% senior notes due in 2029(1)	1,140	1,128	1,206
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,234	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$17,890	$17,836	$17,170

(1)
The amounts for the 4.375% senior notes due in 2029 reflect the remeasurement of £750 million aggregate principal and £742 million carrying value to U.S. dollars based on the exchange rate of £1.00/ $1.52 at March 31, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The fair value of our senior notes was approximately $19,154 million at March 31, 2013 and $18,598 million at December 31, 2012. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,190 million in 2018 and thereafter.

Commercial Paper

        On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2013, we had $480 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 55 days, at a weighted average yield of 0.42%, which may be refinanced on a periodic basis as borrowings mature. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 63 days, at a weighted average yield of 0.54%. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011, was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2013, there were no borrowings under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

contain covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At March 31, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper program.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (or approximately $250 million at the then current exchange rate) under the facility. As of March 31, 2013, Sky Brasil had borrowings of $49 million outstanding under the BNDES facility bearing interest at a rate of 2.5% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.01 / $1.00 at March 31, 2013.

        Borrowings under the BNDES facility mature as follows: $14 million in 2013, $20 million in 2014 and $15 million in 2015. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $55 million based on the exchange rate at the time of purchase.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Restricted Cash

        Restricted cash of $7 million as of March 31, 2013 and $6 million as of December 31, 2012 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 4: Derivative Financial Instruments

Cross-Currency Swaps

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

        We record unrealized gains on cross-currency swaps at fair value as assets and unrealized losses on cross-currency swaps at fair value as liabilities. The fair value of unrealized losses on cross-currency swaps recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets was $74 million as of March 31, 2013 and $17 million as of December 31, 2012. We calculated the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk. These cross-currency swaps have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on the cross-currency swaps is reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately in earnings. During the three months ended March 31, 2013, DIRECTV U.S. recorded $78 million of remeasurement gain on the British pound sterling denominated debt in "Other, net" in the Consolidated Statements of Operations. To offset this remeasurement gain, we reclassified $78 million ($49 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations, thereby eliminating the impact of the remeasurement from our results of operations. We evaluate the effectiveness of our cross-currency swaps on a quarterly basis. We measured no ineffectiveness for the three months ended March 31, 2013.

        Collateral Arrangements.    We have agreements with our cross-currency swap counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. As of March 31, 2013, neither we nor any of our counterparties were required to post collateral under the terms of the cross-currency swap

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

agreements. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Note 5: Contingencies

Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of March 31, 2013 and December 31, 2012, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $400 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

Venezuela Devaluation and Foreign Currency Exchange Controls

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There will also be ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of March 31, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $346 million, including cash of $423 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

expenditures in amounts that could not be estimated at March 31, 2013. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. As reported previously, DIRECTV U.S. received a request for information from the FTC on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints and have engaged in ongoing negotiations with FTC staff concerning these issues. Recently, the FTC staff has advised that they will

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

refer this matter to the Commissioners to obtain authority to file suit if we are unable to agree upon a resolution of these issues.

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, Sky Brasil has provided letters of credit in the amount of approximately $110 million. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal. In addition, in March 2013, Conselho Administrativo de Defesa Econômica, or CADE, the Brazilian antitrust board, ruled on a case brought against ECAD by the Brazilian pay television association, known as ABTA, and declared ECAD to be an illegal cartel and its prices charged to pay television operators to be abusive. SKY Brasil is assessing the impact of this decision on its litigation with ECAD.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2013, the net book value of in-orbit satellites was $1,604 million, all of which was uninsured.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $273 million at March 31, 2013, primarily related to a judicial deposit in Brazil for the ECAD matter discussed above.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 6: Related Party Transactions

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

        The following table summarizes sales and purchase transactions with related parties:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions)
Sales	$2	$1
Purchases	236	237

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2013	December 31, 2012
	(Dollars in Millions)
Accounts receivable	$26	$26
Accounts payable	100	90

Note 7: Stockholders' Deficit and Redeemable Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2013, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. As of March 31, 2013, we had approximately $3,484 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Accelerated Share Repurchase.    On March 20, 2013, we entered into a variable notional/variable maturity accelerated share repurchase agreement, or ASR, with a third-party financial institution to repurchase $300 million to $500 million of our common stock, which was settled during the second quarter of 2013. Under the agreement, we paid $500 million up-front and received an initial delivery of 4.9 million shares. We retired these shares and recorded a $270 million reduction to stockholders' equity in the first quarter of 2013. As of March 31, 2013, $30 million of the $500 million up-front payment was included as a reduction to "Common stock and additional paid-in capital" and $200 million was included in "Prepaid expenses and other" in the Consolidated Balance Sheets. We accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to our own common stock, which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

        The ASR agreement was settled on April 19, 2013 for a final notional amount of $337 million. Accordingly, we received an additional 1.2 million shares, which were retired, and we received a $163 million cash payment from our counterparty equal to the difference between the $500 million up-front payment and the final notional amount. The final notional amount was determined based upon the volume-weighted average share price of our common stock during the term of the ASR agreement. The number of shares ultimately delivered under the ASR agreement was based upon the final notional amount and the volume-weighted average share price of our common stock during the term of the ASR agreement, less an agreed discount.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2013	2012
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares(1)	$1,378	$1,300
Average price per share	$52.09	$45.65
Number of shares repurchased and retired	26	28

(1)
The $1,378 million in repurchases for the three months ended March 31, 2013 does not include the $30 million of stock to be received upon settlement of the ASR in April 2013.

        Of the $1,300 million in repurchases during the three months ended March 31, 2012, $67 million were paid for in April 2012. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2013	586,839,817	$4,021	$(9,210)	$(242)	$(5,431)	$400
Net income			690		690	8	$698
Stock repurchased and retired	(26,452,953)	(181)	(1,197)		(1,378)
Stock to be received upon settlement of ASR		(30)			(30)
Stock options exercised and restricted stock units vested and distributed	1,960,643	(61)			(61)
Share-based compensation expense		34			34
Tax benefit from share-based compensation		24			24
Adjustment to the fair value of redeemable noncontrolling interest		16			16	(16)
Other		(1)			(1)
Other comprehensive loss				(11)	(11)	8

Balance as of March 31, 2013	562,347,507	$3,822	$(9,717)	$(253)	$(6,148)	$400

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			731		731	10	$741
Stock repurchased and retired	(28,468,900)	(197)	(1,103)		(1,300)
Stock options exercised and restricted stock units vested and distributed	1,958,677	(52)			(52)
Share-based compensation expense		27			27
Tax benefit from share-based compensation		28			28
Adjustment to the fair value of redeemable noncontrolling interest		12			12	(12)
Other comprehensive income				19	19	2

Balance as of March 31, 2012	664,796,472	$4,617	$(8,122)	$(137)	$(3,642)	$265

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2013			2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(57)	$21	$(36)	$—	$—	$—
Less: Reclassification adjustments recognized in net income	78	(29)	49	—	—	—
Foreign currency translation adjustments	(43)	17	(26)	33	(13)	20
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) on securities	5	(2)	3	(2)	1	(1)
Less: Reclassification adjustment for net gains recognized during the period	(2)	1	(1)	—	—	—

Other comprehensive income (loss)	$(19)	$8	$(11)	$31	$(12)	$19

Accumulated Other Comprehensive Income (Loss)

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plans	Cross- Currency Swaps	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	—	13	(26)	2	(11)

Balance as of March 31, 2013	$(184)	$(4)	$(66)	$1	$(253)

	Defined Benefit Plans	Foreign Currency Items	Unrealized Gains (Losses) on Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$(8)	$3	$(156)
Other comprehensive income (loss)	—	20	(1)	19

Balance as of March 31, 2012	$(151)	$12	$2	$(137)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 8: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. During the three months ended March 31, 2013, we excluded 1.7 million common stock awards from the computation of diluted EPS because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock options from the computation of diluted EPS during the three months ended March 31, 2012.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
March 31, 2013
Basic EPS
Net income attributable to DIRECTV	$690	572	$1.21
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$690	577	$1.20

March 31, 2012
Basic EPS
Net income attributable to DIRECTV	$731	678	$1.08
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	3	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$731	681	$1.07

Note 9: Segment Reporting

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
March 31, 2013
DIRECTV U.S.	$5,788	$2	$5,790	$1,115	$406	$1,521
Sky Brasil	965	—	965	154	157	311
PanAmericana	763	—	763	(37)	106	69

DIRECTV Latin America	1,728	—	1,728	117	263	380
Sports Networks, Eliminations and Other	64	(2)	62	10	9	19

Total	$7,580	$—	$7,580	$1,242	$678	$1,920

March 31, 2012
DIRECTV U.S.	$5,497	$2	$5,499	$1,038	$372	$1,410
Sky Brasil	881	—	881	151	136	287
PanAmericana	604	—	604	98	83	181

DIRECTV Latin America	1,485	—	1,485	249	219	468
Sports Networks, Eliminations and Other	64	(2)	62	21	4	25

Total	$7,046	$—	$7,046	$1,308	$595	$1,903

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,920	$1,903
Depreciation and amortization	(678)	(595)

Operating profit	1,242	1,308
Interest income	22	12
Interest expense	(217)	(204)
Other, net	38	41

Income before income taxes	1,085	1,157
Income tax expense	(387)	(416)

Net income	698	741
Less: Net income attributable to noncontrolling interest	(8)	(10)

Net income attributable to DIRECTV	$690	$731

Note 10: Subsequent Event

DSN Northwest Transaction

        In the second quarter of 2013, DSN will transfer 100% of its interest in DSN Northwest to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners will have a majority interest in NW Sports LLC and DSN will retain a noncontrolling interest, which will be accounted for using the equity method of accounting. Additionally, DSN will provide management oversight and programming services to NW Sports Net LLC as part of management service agreements to be entered into as part of this transaction. As a result of this transaction, we will deconsolidate DSN Northwest in the second quarter of 2013 and will record a non-cash, pre-tax charge of approximately $60 million in "Other, net" in the Consolidated Statements of Operations. As of March 31, 2013, the assets and liabilities of DSN Northwest are presented as "Assets held for sale" and "Liabilities held for sale" in the Consolidated Balance Sheets. The operating results of DSN Northwest are included in the consolidated financial statements for the three months ended March 31, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 11: Condensed Consolidating Financial Statements

        As discussed above in Note 3, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc, or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X.

        These condensed consolidating financial statements present the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012, and the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect 100% owned subsidiaries, DIRECTV Holdings, DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and DIRECTV Sports Networks LLC and its subsidiaries which were comprised primarily of three regional sports networks.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,790	$1,811	$(21)	$7,580
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,601	613	(18)	3,196
Subscriber service expenses	—	—	351	186	—	537
Broadcast operations expenses	—	—	81	32	(3)	110
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	629	185	—	814
Upgrade and retention costs	—	—	319	49	—	368
General and administrative expenses	13	—	288	168	—	469
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	406	272	—	678

Total operating costs and expenses	13	—	4,675	1,671	(21)	6,338

Operating profit (loss)	(13)	—	1,115	140	—	1,242
Equity in income of consolidated subsidiaries	698	793	—	—	(1,491)	—
Interest income	6	—	—	19	(3)	22
Interest expense	—	(201)	(1)	(18)	3	(217)
Other, net	(4)	—	12	30	—	38

Income from continuing operations before income taxes	687	592	1,126	171	(1,491)	1,085
Income tax benefit (expense)	3	60	(333)	(117)	—	(387)

Net income	690	652	793	54	(1,491)	698
Less: Net income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Net income attributable to DIRECTV	$690	$652	$793	$46	$(1,491)	$690

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$5,499	$1,568	$(80)	$7,046
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,441	542	(19)	2,964
Subscriber service expenses	—	—	349	150	—	499
Broadcast operations expenses	—	—	78	28	(2)	104
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	646	170	—	816
Upgrade and retention costs	—	—	305	38	—	343
General and administrative expenses	6	—	329	141	(59)	417
Depreciation and amortization expense	—	—	372	223	—	595

Total operating costs and expenses	6	—	4,520	1,292	(80)	5,738

Operating profit (loss)	(6)	59	979	276	—	1,308
Equity in income of consolidated subsidiaries	738	623	—	—	(1,361)	—
Interest income	—	—	—	15	(3)	12
Interest expense	—	(188)	—	(19)	3	(204)
Other, net	(4)	—	1	44	—	41

Income from continuing operations before income taxes	728	494	980	316	(1,361)	1,157
Income tax benefit (expense)	3	47	(357)	(109)	—	(416)

Net income	731	541	623	207	(1,361)	741
Less: Net income attributable to noncontrolling interest	—	—	—	(10)	—	(10)

Net income attributable to DIRECTV	$731	$541	$623	$197	$(1,361)	$731

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$690	$652	$793	$54	$(1,491)	$698
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	—	(36)	—	—	—	(36)
Reclassification adjustments included in net income	—	49		—	—	49
Foreign currency translation adjustments	—	—	—	(26)	—	(26)
Unrealized gains on securities:
Unrealized holding gains on securities	—	—	—	3	—	3
Reclassification adjustments recognized for net gains during the period	—	—	—	(1)	—	(1)

Other comprehensive income	—	13	—	(24)	—	(11)

Comprehensive income	690	665	793	30	(1,491)	687
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(16)	—	(16)

Comprehensive income attributable to DIRECTV	$690	$665	$793	$14	$(1,491)	$671

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$731	$541	$623	$207	$(1,361)	$741
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	—	—	—	20	—	20
Unrealized holding losses on securities	—	—	—	(1)	—	(1)

Other comprehensive income	—	—	—	19	—	19

Comprehensive income	731	541	623	226	(1,361)	760
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(12)	—	(12)

Comprehensive income attributable to DIRECTV	$731	$541	$623	$214	$(1,361)	$748

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,262	$407	$2,613	$2,402	$(1,068)	$5,616
Satellites, net	—	—	1,804	571	—	2,375
Property and equipment, net	—	—	3,337	2,875	—	6,212
Goodwill	—	1,827	1,350	820	—	3,997
Intangible assets, net	—	—	450	317	—	767
Intercompany receivables	4,590	6,704	17,569	3,807	(32,670)	—
Investment in subsidiaries	(9,992)	15,641	—	(10,091)	4,442	—
Other assets	214	89	211	1,315	(146)	1,683

Total assets	$(3,926)	$24,668	$27,334	$2,016	$(29,442)	$20,650

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$293	$815	$3,378	$2,129	$(1,068)	$5,547
Long-term debt	—	17,836	—	30	—	17,866
Deferred income taxes	—	—	1,408	409	(138)	1,679
Intercompany liabilities	1,478	17,569	6,704	6,919	(32,670)	—
Other liabilities and deferred credits	451	196	203	464	(8)	1,306
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	3,822	27	4,848	(8,541)	3,666	3,822
Retained earnings (accumulated deficit)	(9,717)	(11,771)	10,793	286	692	(9,717)
Accumulated other comprehensive loss	(253)	(4)	—	(80)	84	(253)

Total stockholders' equity (deficit)	(6,148)	(11,748)	15,641	(8,335)	4,442	(6,148)

Total liabilities and stockholders' equity (deficit)	$(3,926)	$24,668	$27,334	$2,016	$(29,442)	$20,650

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$262	$716	$461	$665	$(568)	$1,536

Cash flows from investing activities
Cash paid for property and equipment	—	—	(396)	(352)	—	(748)
Cash paid for satellites	—	—	(53)	(25)	—	(78)
Investment in companies, net of cash acquired	—	—	—	(3)	—	(3)
Proceeds from sale of investments	—	—	12	4	—	16
Return of capital from subsidiary	1,382	—	—	—	(1,382)	—
Other, net	—	—	2	(7)	—	(5)

Net cash provided by (used in) investing activities	1,382	—	(435)	(383)	(1,382)	(818)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	190	—	—	—	190
Proceeds from short-term borrowings	—	84	—	—	—	84
Repayment of short-term borrowings	—	(153)	—	—	—	(153)
Proceeds from long-term debt	—	743	—	49	—	792
Debt issuance costs	—	(4)	—	—	—	(4)
Repayment of other long-term obligations	—	—	(6)	(12)	—	(18)
Common shares repurchased and retired	(1,378)	—	—	—	—	(1,378)
Prepayment of accelerated share repurchase	(230)	—	—	—	—	(230)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(51)	(10)	—	(61)
Excess tax benefit from share-based compensation	—	—	20	4	—	24
Intercompany payments (funding)	133	—	5	(138)	—	—
Cash dividend to Parent	—	(1,950)	—	—	1,950	—

Net cash used in financing activities	(1,475)	(1,090)	(32)	(107)	1,950	(754)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	169	(374)	(6)	(12)	—	(223)
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at the end of the period	$577	$354	$5	$743	$—	$1,679

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$319	$986	$429	$576	$(547)	$1,763

Cash flows from investing activities
Cash paid for property and equipment	—	—	(354)	(399)	—	(753)
Cash paid for satellites	(2)	—	(34)	(22)	—	(58)
Return of capital from subsidiary	1,903	—	—	—	(1,903)	—
Other, net	—	—	—	25	—	25

Net cash provided by (used in) investing activities	1,901	—	(388)	(396)	(1,903)	(786)

Cash flows from financing activities
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Proceeds from long-term debt	—	3,996	—	—	—	3,996
Debt issuance costs	—	(23)	—	—	—	(23)
Repayment of other long-term obligations	—	—	(5)	(8)	—	(13)
Common shares repurchased and retired	(1,260)	—	—	—	—	(1,260)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(43)	(9)	—	(52)
Excess tax benefit from share-based compensation	—	—	23	5	—	28
Intercompany payments (funding)	158	—	(13)	(145)	—	—
Cash dividend to Parent	—	(2,450)	—	—	2,450	—

Net cash provided by (used in) financing activities	(1,102)	1,523	(38)	(157)	2,450	2,676

Net increase in cash and cash equivalents	1,118	2,509	3	23	—	3,653
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$1,247	$2,737	$7	$535	$—	$4,526

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2013 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012 or in Part II, Item 1A of this Quarterly Report on Form 10-Q:

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

  •
  The loss of one or more satellites, none of which is currently insured, could materially adversely affect our business and earnings.

DIRECTV

  •
  Satellite programming signals have been stolen and may be stolen in the future, which could result in lost revenues and would cause us to incur incremental operating costs that do not result in subscriber acquisition.

  •
  The ability to maintain FCC licenses and other regulatory approvals is critical to our business.

  •
  We may have an indemnity obligation to Liberty Media, which is not limited in amount or subject to any cap, that could be triggered if parts of the 2009 transaction between us and Liberty Media or Liberty Media's 2008 Transaction with News Corporation are treated as a taxable transaction.

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

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,580	$7,046
Total operating costs and expenses	6,338	5,738

Operating profit	1,242	1,308
Interest income	22	12
Interest expense	(217)	(204)
Other, net	38	41

Income before income taxes	1,085	1,157
Income tax expense	(387)	(416)

Net income	698	741
Less: Net income attributable to noncontrolling interest	(8)	(10)

Net income attributable to DIRECTV	$690	$731

Basic earnings attributable to DIRECTV per common share	$1.21	$1.08
Diluted earnings attributable to DIRECTV per common share	$1.20	$1.07
Weighted average number of total common shares outstanding (in millions):
Basic	572	678
Diluted	577	681

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	March 31, 2013	December 31, 2012
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,679	$1,902
Total current assets	5,616	5,554
Total assets	20,650	20,555
Total current liabilities	5,547	5,541
Long-term debt	17,866	17,170
Redeemable noncontrolling interest	400	400
Total stockholders' deficit	(6,148)	(5,431)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2013	2012
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,242	$1,308
Add: Depreciation and amortization expense	678	595

Operating profit before depreciation and amortization	$1,920	$1,903

Operating profit before depreciation and amortization margin	25.3%	27.0%
Cash flow information
Net cash provided by operating activities	$1,536	$1,763
Net cash used in investing activities	(818)	(786)
Net cash provided by (used in) financing activities	(754)	2,676
Free cash flow(2)
Net cash provided by operating activities	1,536	1,763
Less: Cash paid for property and equipment	(748)	(753)
Less: Cash paid for satellites	(78)	(58)

Free cash flow	$710	$952

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
March 31, 2013
DIRECTV U.S.	$5,790	76.4%	$1,115	$406	$1,521
Sky Brasil	965	12.7%	154	157	311
PanAmericana	763	10.1%	(37)	106	69

DIRECTV Latin America	1,728	22.8%	117	263	380
Sports Networks, Eliminations and Other	62	0.8%	10	9	19

Total	$7,580	100.0%	$1,242	$678	$1,920

March 31, 2012
DIRECTV U.S.	$5,499	78.0%	$1,038	$372	$1,410
Sky Brasil	881	12.5%	151	136	287
PanAmericana	604	8.6%	98	83	181

DIRECTV Latin America	1,485	21.1%	249	219	468
Sports Networks, Eliminations and Other	62	0.9%	21	4	25

Total	$7,046	100.0%	$1,308	$595	$1,903

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate three regional sports networks and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of March 31, 2013, DIRECTV U.S. had approximately 20.1 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of March 31, 2013, PanAmericana had approximately 5.7 million subscribers, Sky Brasil had approximately 5.2 million subscribers and Sky Mexico had approximately 5.4 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of three regional sports networks based in Seattle, Washington, Denver, Colorado and Pittsburgh, Pennsylvania, each of which operates under the brand name ROOT Sports. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment. In the second quarter of 2013, DSN will transfer 100% of its interest in the regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. See Note 10 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report for further discussion of this transaction. The operating results of DSN Northwest are included in the consolidated financial statements for the three months ended March 31, 2013 and the assets and liabilities of DSN Northwest are classified as held for sale as of March 31, 2013.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Financing Transactions

Three Months Ended March 31, 2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued $750 million of senior notes resulting in $743 million proceeds, net of discount.

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil. During the three months ended March 31, 2013, borrowings under the BNDES facility were approximately $49 million.

DIRECTV

        During the three months ended March 31, 2013, borrowings under DIRECTV U.S.' commercial paper program, net of repayments, were $121 million.

Three Months Ended March 31, 2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2 billion, revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility.

        In March 2012, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,996 million of proceeds, net of discount.

Venezuela Devaluation and Foreign Currency Exchange Controls

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There will also be ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,790	$5,499	$291	5.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,601	2,441	160	6.6%
Subscriber service expenses	351	349	2	0.6%
Broadcast operations expenses	81	78	3	3.8%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	629	646	(17)	(2.6)%
Upgrade and retention costs	319	305	14	4.6%
General and administrative expenses	288	270	18	6.7%
Depreciation and amortization expense	406	372	34	9.1%

Total operating costs and expenses	4,675	4,461	214	4.8%

Operating profit	$1,115	$1,038	$77	7.4%

Operating profit margin	19.3%	18.9%	—	—
Other data:
Operating profit before depreciation and amortization	$1,521	$1,410	$111	7.9%
Operating profit before depreciation and amortization margin	26.3%	25.6%	—	—
Total number of subscribers (in thousands)	20,105	19,966	139	0.7%
ARPU	$96.05	$91.99	$4.06	4.4%
Average monthly subscriber churn %	1.45%	1.44%	—	0.7%
Gross subscriber additions (in thousands)	893	941	(48)	(5.1)%
Subscriber disconnections (in thousands)	872	860	12	1.4%
Net subscriber additions (in thousands)	21	81	(60)	(74.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$899	$857	$42	4.9%
Capital expenditures:
Property and equipment	111	109	2	1.8%
Subscriber leased equipment—subscriber acquisitions	174	160	14	8.8%
Subscriber leased equipment—upgrade and retention	111	85	26	30.6%
Satellites	53	34	19	55.9%

Total capital expenditures	$449	$388	$61	15.7%

        Subscribers.    In the first quarter of 2013, net subscriber additions decreased due to lower gross subscribers resulting from a more competitive environment, an increased focus on attaining higher quality subscribers and stricter credit policies. Average monthly subscriber churn remained relatively unchanged.

DIRECTV

        Revenues.    DIRECTV U.S. revenues increased in the first quarter of 2013 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages and increased pay-per-view movie and event revenues, partially offset by one less week of NFL SUNDAY TICKETTM revenues during the first quarter of 2013 and promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the first quarter of 2013 as compared to the first quarter of 2012, primarily due to higher revenues and lower subscriber acquisition costs, partially offset by higher programming costs, higher upgrade and retention costs and higher general and administrative expenses.

        Operating profit before depreciation and amortization margin increased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to lower subscriber acquisition costs and relatively unchanged subscriber service expenses, partially offset by higher programming costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base, partially offset by one less week of NFL SUNDAY TICKET programming costs during the first quarter of 2013.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions, partially offset by higher subscriber demand for advanced products. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products and higher marketing costs per subscriber added.

        Upgrade and retention costs increased primarily due to a larger number of subscriber upgrades to advanced products.

        General and administrative expenses increased primarily due to higher labor costs.

        Operating profit.    Operating profit and operating profit margin increased in the first quarter of 2013 as compared to the first quarter of 2012. These increases were primarily due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of March 31,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,728	$1,485	$243	16.4%
Operating profit before depreciation and amortization(1)	380	468	(88)	(18.8)%
Operating profit before depreciation and amortization margin(1)	22.0%	31.5%	—	—
Operating profit(1)	$117	$249	$(132)	(53.0)%
Operating profit margin(1)	6.8%	16.8%	—	—
Other data:
ARPU	$54.23	$60.59	$(6.36)	(10.5)%
Average monthly total subscriber churn %	1.88%	1.80%	—	4.4%
Average monthly post-paid subscriber churn %	1.74%	1.47%	—	18.4%
Total number of subscribers (in thousands)(2)	10,912	8,464	2,448	28.9%
Gross subscriber additions (in thousands)(2)(3)	1,181	1,034	147	14.2%
Net subscriber additions (in thousands)(2)(3)	583	593	(10)	(1.7)%
Capital expenditures:
Property and equipment	41	44	(3)	(6.8)%
Subscriber leased equipment—subscriber acquisitions	195	252	(57)	(22.6)%
Subscriber leased equipment—upgrade and retention	116	103	13	12.6%
Satellites	22	22	—	—%

Total capital expenditures	$374	$421	$(47)	(11.2)%

(1)
Includes the impact of the $166 million Venezuelan currency devaluation charge.

(2)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(3)
Excludes 1,000 subscribers acquired in a 2013 transaction in Brazil.

        Subscribers.    The increase in gross subscriber additions in the first quarter of 2013 was primarily due to greater middle market demand primarily in Argentina, Colombia and Brazil. Net subscriber additions decreased as the higher gross subscriber additions were more than offset by higher average monthly churn primarily in Brazil. Total average monthly churn increased primarily as a result of higher post-paid churn in Brazil, due mainly to higher middle market penetration and increased competition.

        Revenues.    Revenues increased in the first quarter of 2013 primarily due to strong subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the bolivar in February 2013 and unfavorable exchange rates in Brazil and Argentina. Excluding the impact of foreign currency exchange rates, ARPU increased 1.5% in the first quarter of 2013 primarily due to price increases and increased upgrades including advanced receiver services, partially offset by the effect of increased penetration in the middle market, particularly in Brazil.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization decreased in the first quarter of 2013 as compared to the first quarter of 2012, as a result of the devaluation of the bolivar in February 2013. Excluding the impact of the devaluation of the

DIRECTV

bolivar, operating profit before depreciation and amortization increased primarily due to higher revenues, partially offset by higher broadcast programming costs and subscriber service expenses related to the larger subscriber base.

        Operating profit before depreciation and amortization margin decreased in the first quarter of 2013 as compared to the first quarter of 2012 primarily due to the devaluation of the bolivar in February 2013. Excluding the impact of the devaluation of the bolivar, operating profit before depreciation and amortization margin remained relatively flat as the higher relative growth in subscriber service expenses in Brazil was offset by lower subscriber acquisition costs in Brazil and lower relative growth in general and administrative expenses in PanAmericana.

        Operating profit.    Operating profit and operating profit margin decreased in the first quarter of 2013 as compared to the first quarter of 2012. These decreases were primarily due to a decrease in operating profit before depreciation and amortization and higher depreciation and amortization expense and lower operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment. Excluding the impact of devaluation of the bolivar, operating profit margin remained relatively flat.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $22 million in the first quarter of 2013 and $12 million in the first quarter of 2012.

        Interest expense.    The increase in interest expense to $217 million in the first quarter of 2013 from $204 million in the first quarter of 2012 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
	2013	2012	$
	(Dollars in Millions)
Equity in earnings of unconsolidated subsidiaries	$32	$33	$(1)
Net gains on sale of investments	7	—	7
Fair-value loss on non-employee stock options	(2)	(4)	2
Net foreign currency transaction gain	6	13	(7)
Other	(5)	(1)	(4)

Total	$38	$41	$(3)

        Income Tax Expense.    We recognized income tax expense of $387 million for the first quarter of 2013 compared to $416 million for the first quarter of 2012. The effective tax rate for the first quarter of 2013 was 35.7% compared to 36.0% for the first quarter of 2012, primarily due to a benefit recorded for settlements with state taxing authorities partially offset by the tax impact of the Venezuela devaluation in the first quarter of 2013.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2013	2012
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.21	$1.08
Diluted earnings attributable to DIRECTV per common share	1.20	1.07
Weighted average number of common shares outstanding
Basic	572	678
Diluted	577	681

        The increases in basic and diluted earnings per share were primarily due to the reduction in weighted average shares outstanding resulting from our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of March 31, 2013, there were no borrowings outstanding under the revolving credit facilities. On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (approximately $250 million at the then current exchange rate) under the facility.

        As of March 31, 2013, our cash and cash equivalents totaled $1,679 million compared to $1,902 million at December 31, 2012. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.01 at March 31, 2013 and 1.00 at December 31, 2012.

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities decreased to $1,536 million for the three months ended March 31, 2013 from $1,763 million for the three months ended March 31, 2012. The decrease is primarily a result of a decrease in cash generated from working capital primarily related to the timing of accounts receivables, prepaid expenses and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

        Net cash used in investing activities increased to $818 million for the three months ended March 31, 2013 from $786 million for the three months ended March 31, 2012. The increase resulted primarily from higher capital expenditures for the D14 and D15 satellites under construction and subscriber leased set-top receivers due to increased demand for advanced products at DIRECTV U.S., partially offset by lower capital expenditures for subscriber leased equipment at DIRECTV Latin America.

DIRECTV

Cash Flow Provided by (Used in) Financing Activities

        Net cash provided by (used in) financing activities decreased to an outflow of $754 million for the three months ended March 31, 2013 from an inflow of $2,676 million for the three months ended March 31, 2012. The decrease is primarily due to a decrease in the proceeds from the issuance of long term debt.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. As of March 31, 2013, we had approximately $3,484 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        During the three months ended March 31, 2013, we repurchased and retired 26 million common shares for $1,378 million, at an average price of $52.09. Included in these repurchases is the delivery of 4.9 million shares pursuant to an accelerated share repurchase agreement, or ASR. The ASR was settled on April 19, 2013, resulting in the delivery of an additional 1.2 million shares. For further discussion of the ASR, see Note 7 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report.

Debt

        At March 31, 2013, we had $18,365 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S., and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 3 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2012 Form 10-K.

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

        Senior Notes.    At March 31, 2013, DIRECTV U.S.' senior notes had a carrying value of $17,836 million and a weighted-average interest rate of 4.48%. Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,190 million in 2018 and thereafter.

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

DIRECTV

cross-currency swap agreements correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2013, we had $480 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 55 days, at a weighted average yield of 0.42%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2013, there were no borrowings under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At March 31, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

DIRECTV

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes outstanding, jointly and severally with substantially all of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper program.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (or approximately $250 million at the then current exchange rate) under the facility. As of March 31, 2013, Sky Brasil had borrowings of $49 million outstanding under the BNDES facility bearing interest at a rate of 2.5% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.01 / $1.00 at March 31, 2013.

        Borrowing under the BNDES facility mature as follows: $14 million in 2013, $20 million in 2014 and $15 million in 2015. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $55 million based on the exchange rate at the time of purchase.

Contingencies

        Redeemable Noncontrolling Interest.    As discussed in Note 5 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report, Globo has the right to exchange Sky Brasil shares for cash or our common shares. If Globo exercises this right, we have the option to elect to pay the consideration in cash, shares of our common stock, or a combination of both.

        Venezuela Devaluation and Foreign Currency Exchange Controls.    In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we

DIRECTV

recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There will also be ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of March 31, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $346 million, including cash of $423 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under the revolving credit facilities is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facilities as more fully described above.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2013, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2012. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $289 million as of March 31, 2013. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax

DIRECTV

authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$29,734	$501	$3,784	$4,806	$20,643
Purchase obligations(b)	5,919	1,611	2,950	642	716
Operating lease obligations(c)	953	72	173	167	541
Capital lease obligations(d)	1,477	77	236	268	896

Total	$38,083	$2,261	$7,143	$5,883	$22,796

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2013, however, the obligations do not reflect potential prepayments required under indentures.

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

CONTINGENCIES

        For a discussion of "Contingencies," see Part I, Item 1, and Note 5 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CERTAIN RELATIONSHIPS AND RELATED-PARTY TRANSACTIONS

        For a discussion of "Certain Relationships and Related-Party Transactions," see Part I, Item 1, Note 6 of the Notes to the Consolidated Financial Statements of this Quarterly Report, which we incorporate herein by reference.

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

* * *

DIRECTV

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2013. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2013.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2013 or subsequent thereto, but before the filing of the report, are summarized below:

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

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. As reported previously, DIRECTV U.S. received a request for information from the FTC on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints and have engaged in ongoing negotiations with FTC staff concerning these issues. Recently, the FTC staff has advised that they will refer this matter to the Commissioners to obtain authority to file suit if we are unable to agree upon a resolution of these issues.

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, Sky Brasil has provided letters of credit in the amount of approximately $110 million. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal. In addition, in March 2013, Conselho Administrativo de Defesa Econômica, or CADE, the Brazilian antitrust board, ruled on a case brought against ECAD by the Brazilian pay television association, known as ABTA, and declared ECAD to be an illegal cartel and its prices charged to pay television operators to be abusive. SKY Brasil is assessing the impact of this decision on its litigation with ECAD.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the first quarter ended March 31, 2013.

*      *      *

DIRECTV

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

*      *      *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorizations and approved a new authorization for up to $4 billion for repurchases of our common stock. As of March 31, 2013, we had approximately $3,484 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        Accelerated Share Repurchase.    On March 20, 2013, we entered into a variable notional/variable maturity accelerated share repurchase agreement, or ASR, with a third-party financial institution to repurchase $300 million to $500 million of our common stock, which was settled during the second quarter of 2013. Under the agreement, we paid $500 million up-front and received an initial delivery of 4.9 million shares. We retired these shares and recorded a $270 million reduction to stockholders' equity in the first quarter of 2013. As of March 31, 2013, $30 million of the $500 million up-front payment was included as a reduction to "Common stock and additional paid-in capital" and $200 million was included in "Prepaid expenses and other" in the Consolidated Balance Sheets. We accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to our own common stock, which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

        The ASR agreement was settled on April 19, 2013 for a final notional amount of $337 million. Accordingly, we received an additional 1.2 million shares, which were retired, and we received a $163 million cash payment from our counterparty equal to the difference between the $500 million up-front payment and the final notional amount. The final notional amount was determined based upon the volume-weighted average share price of our common stock during the term of the ASR agreement. The number of shares ultimately delivered under the ASR agreement was based upon the final notional amount and the volume-weighted average share price of our common stock during the term of the ASR agreement, less an agreed discount.

DIRECTV

        A summary of the repurchase activity for the three months ended March 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1-31, 2013	13	$51.42	13	$889
February 1-28, 2013	5	50.83	5	3,936
March 1-31, 2013	8	53.88	8	3,484

Total	26	52.09	26	3,484

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*4.1	Second Supplemental Indenture dated as of January 15, 2013, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed January 15, 2013 (SEC File No.1-34554))
*4.2	Form of 1.750% Notes due 2018 (included in Exhibit 4.1)
†† *10.1
Form of 2013 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No.1-34554) (the "February 2013 8-K"))
†† *10.2	Form of 2013 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.2 to the February 2013 8-K (SEC File No.1-34554))
†† *10.3	Summary Terms and Conditions for the 2013-2015 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the February 2013 8-K (SEC File No.1-34554))
†† *10.4	Summary Terms and Conditions for the 2013 Elected Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.4 to the February 2013 8-K (SEC File No.1-34554))
†† *10.5	Summary Terms and Conditions for the 2013 Stock Options Grant (incorporated by reference to Exhibit 10.5 to the February 2013 8-K (SEC File No.1-34554))
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: May 8, 2013	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document