Form 10-Q
period 2013-06-30
DIRECTV
filed 2013-08-02
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
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

        As of July 26, 2013, the registrant had outstanding 548,994,971 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,700	$7,224	$15,280	$14,270
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,275	2,997	6,471	5,961
Subscriber service expenses	554	527	1,091	1,026
Broadcast operations expenses	97	103	207	207
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	809	789	1,623	1,605
Upgrade and retention costs	374	331	742	674
General and administrative expenses	510	468	979	885
Venezuelan currency devaluation charge	—	—	166	—
Depreciation and amortization expense	731	598	1,409	1,193

Total operating costs and expenses	6,350	5,813	12,688	11,551

Operating profit	1,350	1,411	2,592	2,719
Interest income	19	11	41	23
Interest expense	(219)	(214)	(436)	(418)
Other, net	(75)	(67)	(37)	(26)

Income before income taxes	1,075	1,141	2,160	2,298
Income tax expense	(414)	(425)	(801)	(841)

Net income	661	716	1,359	1,457
Less: Net income attributable to noncontrolling interest	(1)	(5)	(9)	(15)

Net income attributable to DIRECTV	$660	$711	$1,350	$1,442

Basic earnings attributable to DIRECTV per common share	$1.19	$1.09	$2.39	$2.17
Diluted earnings attributable to DIRECTV per common share	$1.18	$1.09	$2.37	$2.16
Weighted average number of common shares outstanding (in millions):
Basic	556	651	565	664
Diluted	561	655	569	668

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Net income	$661	$716	$1,359	$1,457
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains (losses) arising during the period	9	—	(27)	—
Reclassification adjustments included in net income	(1)	—	48	—
Foreign currency translation adjustments	(22)	(50)	(48)	(30)
Available for sale securities:
Unrealized holding losses on securities	(3)	(3)	—	(4)
Reclassification adjustment for net losses recognized during the period	2	—	1	—

Other comprehensive loss	(15)	(53)	(26)	(34)

Comprehensive income	646	663	1,333	1,423
Less: Comprehensive loss (income) attributable to noncontrolling interest	21	11	5	(1)

Comprehensive income attributable to DIRECTV	$667	$674	$1,338	$1,422

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,365	$1,902
Accounts receivable, net of allowances of $125 and $81	2,597	2,696
Inventories	403	412
Deferred income taxes	66	73
Prepaid expenses and other	449	471

Total current assets	5,880	5,554
Satellites, net	2,424	2,357
Property and equipment, net	6,236	6,038
Goodwill	3,987	4,063
Intangible assets, net	786	832
Investments and other assets	1,608	1,711

Total assets	$20,921	$20,555

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,355	$4,618
Unearned subscriber revenues and deferred credits	606	565
Current debt	297	358

Total current liabilities	5,258	5,541
Long-term debt	18,516	17,170
Deferred income taxes	1,510	1,672
Other liabilities and deferred credits	1,325	1,203
Commitments and contingencies
Redeemable noncontrolling interest	400	400
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 551,961,311 and 586,839,817 shares issued and outstanding of common stock at June 30, 2013 and December 31, 2012, respectively	3,786	4,021
Accumulated deficit	(9,606)	(9,210)
Accumulated other comprehensive loss	(268)	(242)

Total stockholders' deficit	(6,088)	(5,431)

Total liabilities and stockholders' deficit	$20,921	$20,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,359	$1,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,409	1,193
Venezuelan currency devaluation charge	166	—
DSN Northwest deconsolidation charge	59	—
Amortization of deferred revenues and deferred credits	(26)	(40)
Share-based compensation expense	59	58
Equity in earnings from unconsolidated affiliates	(56)	(74)
Net foreign currency transaction loss	33	30
Dividends received	35	26
Net gains from sale of investments	(8)	—
Deferred income taxes	(39)	18
Excess tax benefit from share-based compensation	(24)	(28)
Other	29	57
Change in other operating assets and liabilities:
Accounts receivable	140	208
Inventories	—	(51)
Prepaid expenses and other	22	147
Accounts payable and accrued liabilities	(322)	(154)
Unearned subscriber revenue and deferred credits	43	44
Other, net	131	133

Net cash provided by operating activities	3,010	3,024

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,580)	(1,417)
Cash paid for satellites	(194)	(184)
Investment in companies, net of cash acquired	(27)	—
Proceeds from sale of investments	140	—
Other, net	(18)	26

Net cash used in investing activities	(1,679)	(1,575)

Cash Flows From Financing Activities
Repayment of commercial paper (maturity 90 days or less), net	(105)	—
Proceeds from short-term borrowings	284	—
Repayment of short-term borrowings	(262)	—
Proceeds from borrowings under revolving credit facility	10	400
Repayment of borrowings under revolving credit facility	(10)	(400)
Proceeds from long-term debt	1,445	3,996
Debt issuance costs	(7)	(25)
Repayment of long-term debt	(3)	(1,500)
Repayment of other long-term obligations	(32)	(25)
Common shares repurchased and retired	(1,968)	(2,612)
Taxes paid in lieu of shares issued for share-based compensation	(61)	(52)
Excess tax benefit from share-based compensation	24	28
Other, net	4	—

Net cash used in financing activities	(681)	(190)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(187)	—

Net increase in cash and cash equivalents	463	1,259
Cash and cash equivalents at beginning of the period	1,902	873

Cash and cash equivalents at end of the period	$2,365	$2,132

Supplemental Cash Flow Information
Cash paid for interest	$389	$377
Cash paid for income taxes	702	559

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate regional sports networks and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

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

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and a regional sports network based in Seattle, Washington in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT Sports. As further discussed in Note 2 below, on April 16, 2013, DSN transferred 100% of its interest in a regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. The Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Note 2: Divestiture

DSN Northwest Transaction

        On April 16, 2013, DSN transferred 100% of its interest in DSN Northwest to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. Additionally, DSN provides management oversight and programming services to NW Sports Net LLC as part of management service agreements entered into as part of this transaction. As a result of this transaction, we deconsolidated DSN Northwest and recorded a non-cash, pre-tax charge of approximately $59 million ($56 million after tax) in "Other, net" in the Consolidated Statements of Operations.

Note 3: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the six months ended June 30, 2013:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2013	$3,177	$380	$211	$295	$4,063
Sky Brasil foreign currency translation adjustment	—	(29)	—	—	(29)
DSN Northwest Transaction	—	—	—	(73)	(73)
Acquisitions	11	15	—	—	26

Balance as of June 30, 2013	$3,188	$366	$211	$222	$3,987

Note 4: Debt

        The following table sets forth our outstanding debt as of:

	June 30, 2013	December 31, 2012
	(Dollars in Millions)
Current debt
Current portion of borrowings under BNDES financing facility	$22	$—
Commercial paper	275	358
Long-term debt
Borrowings under BNDES financing facility	30	—
Senior notes	18,486	17,170

Total debt	$18,813	$17,528

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The amount of interest accrued related to our outstanding debt was $284 million at June 30, 2013 and $246 million at December 31, 2012.

Senior Notes

  Six Months Ended June 30, 2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 with proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million ($650 million) in aggregate principal of 2.750% senior notes due in 2023 resulting in proceeds, net of an original issue discount, of €497 million ($646 million). The U.S. dollar amounts reflect the conversion of the €500 million aggregate principal and the €497 million proceeds, net of discount, to U.S. dollars based on the exchange rate of €1.00/$1.30 at May 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 5. We incurred $4 million of debt issuance costs in connection with this transaction.

  Six Months Ended June 30, 2012 Financing Transactions

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	June 30, 2013	June 30, 2013	December 31, 2012
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$999	$999
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,498	1,498
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	744	—
5.875% senior notes due in 2019	1,000	995	995
5.200% senior notes due in 2020	1,300	1,299	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
2.750% senior noted due in 2023(1)	650	647	—
4.375% senior notes due in 2029(1)	1,141	1,129	1,206
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$18,541	$18,486	$17,170

(1)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $18,912 million at June 30, 2013 and $18,598 million at December 31, 2012. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,841 million in 2018 and thereafter.

Commercial Paper

        On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of June 30, 2013, we had $275 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 116 days, at a weighted average yield of 0.44%, which may be refinanced on a periodic basis as borrowings

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

mature. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 63 days, at a weighted average yield of 0.54%. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011, was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of June 30, 2013, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At June 30, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes outstanding, jointly and severally with most of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (or approximately $250 million at the then current exchange rate) under the facility. As of June 30, 2013, Sky Brasil had borrowings of $52 million outstanding under the BNDES facility bearing interest at a rate of 2.5% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.22 / $1.00 at June 30, 2013.

        Borrowings under the BNDES facility mature as follows: $11 million in 2013, $22 million in 2014 and $19 million in 2015. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $62 million based on the exchange rate at the time of purchase.

Restricted Cash

        Restricted cash of $7 million as of June 30, 2013 and $6 million as of December 31, 2012 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 5: Derivative Financial Instruments

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(Dollars in millions)
Cross-currency swaps	$10	$—	$69	$17

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

Cross-Currency Swaps

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £750 million in aggregate principal of 4.375% senior notes due in 2029. On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million in aggregate principal of 2.750% senior notes due in 2023.

        In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap agreements to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and have maturities ranging from May 2023 to September 2029.

        We calculated the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk. These cross-currency swaps have been designated as cash flow hedges, and accordingly, the effective portion of the unrealized gains and losses on the cross-currency swaps is reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and reclassified to earnings in the same periods during which the hedged debt affects earnings. The ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, is recorded immediately in earnings. During the six months ended June 30, 2013, DIRECTV U.S. recorded net remeasurement gains of $77 million in "Other, net" in the Consolidated Statements of Operations. To offset these remeasurement gains, we reclassified $77 million ($48 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations, thereby eliminating the impact of the remeasurement from our results of operations. We evaluate the effectiveness of our cross-currency swaps on a quarterly basis. We measured no ineffectiveness for the six months ended June 30, 2013.

        Collateral Arrangements.    We have agreements with our cross-currency swap counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held cash collateral from counterparties of $4 million as of June 30, 2013 and we did not hold any cash collateral from counterparties as of December 31, 2012. We did not have any cash collateral posted with counterparties as of June 30, 2013 and December 31, 2012. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 6: Contingencies

Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of June 30, 2013 and December 31, 2012, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $400 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

Venezuela Devaluation and Foreign Currency Exchange Controls

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There also are ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of June 30, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $446 million, including cash of $507 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2013. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    As previously reported, in December 2000, Pegasus Development Corporation, or Pegasus, and Personalized Media Communications L.L.C., or PMC, filed suit in the United States District Court for the District of Delaware against DIRECTV and others alleging infringement of certain United States patents. An agreement in principle was reached in May 2013 by which, in exchange for a cash payment by DIRECTV, all claims asserted in the suit were resolved, a license under all current and future patents owned or controlled by PMC was granted to DIRECTV, and certain rights formerly owned by Pegasus under the PMC patents were assigned to DIRECTV. A settlement and license agreement was executed on July 16, 2013, the cash payment was then made and the suit was dismissed on July 26, 2013. The settlement will not have a material effect on our consolidated financial position or results of operations.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        ECAD.    Sky Brasil, along with other video distributors in Brazil, is disputing charges assessed by Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law. Sky Brasil has been withholding payments to ECAD since 2004, and has accrued amounts we and Sky Brasil believe are adequate to satisfy amounts owed to ECAD. In order to continue its opposition to ECAD's claims, Sky Brasil has provided letters of credit in the amount of approximately $104 million. Sky Brasil's dispute with ECAD is currently pending in the Superior Justice Tribunal. In addition, in March 2013, Conselho Administrativo de Defesa Econômica, or CADE, the Brazilian antitrust board, ruled on a case brought against ECAD by the Brazilian pay television association, known as ABTA, and declared ECAD to be an illegal cartel and its prices charged to pay television operators to be abusive. SKY Brasil is assessing the impact of this decision on its litigation with ECAD.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2013, the net book value of in-orbit satellites was $1,530 million, all of which was uninsured.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $270 million at June 30, 2013, which includes the judicial deposit in Brazil for the ECAD matter discussed above.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below. Related parties include Globo, which provides programming and advertising to Sky Brasil, and companies in which we hold equity method investments, including Sky Mexico, GSN and NW Sports Net LLC.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Revenues	$1	$1	$3	$2
Expenses	246	231	482	468

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2013	December 31, 2012
	(Dollars in Millions)
Accounts receivable	$4	$26
Accounts payable	100	90

Note 8: Stockholders' Deficit and Redeemable Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2013, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. As of June 30, 2013, we had approximately $2,864 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        Accelerated Share Repurchase.    On March 20, 2013, we entered into a variable notional/variable maturity accelerated share repurchase agreement, or ASR, with a third-party financial institution to repurchase $300 million to $500 million of our common stock, which was settled during the second quarter of 2013. Under the agreement, we paid $500 million up-front and received an initial delivery of 4.9 million shares, which were retired. The ASR agreement was settled on April 19, 2013 for a final notional amount of $337 million, which was recorded as a reduction to stockholders' equity. Accordingly, we received an additional 1.2 million shares, which were retired, and we received a $163 million cash payment from our counterparty equal to the difference between the $500 million up-front payment and the final notional amount. We accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to our own common stock, which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2013	2012
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$1,998	$2,645
Average price per share	$54.23	$46.30
Number of shares repurchased and retired	37	57

        Of the $1,998 million in repurchases during the six months ended June 30, 2013, $30 million were paid for in July 2013. Of the $2,645 million in repurchases during the six months ended June 30, 2012, $60 million were paid for in July 2012. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2013	586,839,817	$4,021	$(9,210)	$(242)	$(5,431)	$400
Net income			1,350		1,350	9	$1,359
Stock repurchased and retired	(36,842,811)	(252)	(1,746)		(1,998)
Stock options exercised and restricted stock units vested and distributed	1,964,305	(61)			(61)
Share-based compensation expense		59			59
Tax benefit from share-based compensation		24			24
Adjustment to the fair value of redeemable noncontrolling interest		(5)			(5)	5
Other comprehensive loss				(26)	(26)	(14)

Balance as of June 30, 2013	551,961,311	$3,786	$(9,606)	$(268)	$(6,088)	$400

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			1,442		1,442	15	$1,457
Stock repurchased and retired	(57,111,828)	(396)	(2,249)		(2,645)
Stock options exercised and restricted stock units vested and distributed	1,961,465	(52)			(52)
Share-based compensation expense		58			58
Tax benefit from share-based compensation		28			28
Adjustment to the fair value of redeemable noncontrolling interest		1			1	(1)
Other		(1)			(1)
Other comprehensive loss				(34)	(34)	(14)

Balance as of June 30, 2012	636,156,332	$4,437	$(8,557)	$(190)	$(4,310)	$265

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	2013			2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$15	$(6)	$9	$—	$—	$—
Reclassification adjustments included in net income	(1)	—	(1)	—	—	—
Foreign currency translation adjustments	(33)	11	(22)	(82)	32	(50)
Available for sale securities:
Unrealized holding losses on securities	(5)	2	(3)	(5)	2	(3)
Reclassification adjustment for net losses recognized during the period	4	(2)	2	—	—	—

Other comprehensive loss	$(20)	$5	$(15)	$(87)	$34	$(53)

	Six Months Ended June 30,
	2013			2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(42)	$15	(27)	$—	$—	$—
Reclassification adjustments included in net income	77	(29)	48	—	—	—
Foreign currency translation adjustments	(76)	28	(48)	(49)	19	(30)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(7)	3	(4)
Reclassification adjustment for net losses recognized during the period	2	(1)	1	—	—	—

Other comprehensive loss	$(39)	$13	$(26)	$(56)	$22	$(34)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Accumulated Other Comprehensive Income (Loss)

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	—	21	(48)	1	(26)

Balance as of June 30, 2013	$(184)	$4	$(88)	$—	$(268)

	Defined Benefit Plan Items	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$(8)	$3	$(156)
Other comprehensive loss	—	(30)	(4)	(34)

Balance as of June 30, 2012	$(151)	$(38)	$(1)	$(190)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. We did not exclude any common stock options from the computation of diluted EPS during the three and six months ended June 30, 2013 and June 30, 2012.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
June 30, 2013
Basic EPS
Net income attributable to DIRECTV	$660	556	$1.19
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$660	561	$1.18

June 30, 2012
Basic EPS
Net income attributable to DIRECTV	$711	651	$1.09
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$711	655	$1.09

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended
June 30, 2013
Basic EPS
Net income attributable to DIRECTV	$1,350	565	$2.39
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,350	569	$2.37

June 30, 2012
Basic EPS
Net income attributable to DIRECTV	$1,442	664	$2.17
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,442	668	$2.16

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 10: Segment Reporting

        Our reportable segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S., Sky Brasil and PanAmericana, which are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment, which includes our regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produce their own programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2013
DIRECTV U.S.	$5,941	$2	$5,943	$1,241	$410	$1,651
Sky Brasil	942	—	942	56	206	262
PanAmericana	744	—	744	83	110	193

DIRECTV Latin America	1,686	—	1,686	139	316	455
Sports Networks, Eliminations and Other	73	(2)	71	(30)	5	(25)

Total	$7,700	$—	$7,700	$1,350	$731	$2,081

June 30, 2012
DIRECTV U.S.	$5,645	$2	$5,647	$1,216	$369	$1,585
Sky Brasil	838	—	838	126	134	260
PanAmericana	670	—	670	98	87	185

DIRECTV Latin America	1,508	—	1,508	224	221	445
Sports Networks, Eliminations and Other	71	(2)	69	(29)	8	(21)

Total	$7,224	$—	$7,224	$1,411	$598	$2,009

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2013
DIRECTV U.S.	$11,729	$4	$11,733	$2,356	$816	$3,172
Sky Brasil	1,907	—	1,907	210	363	573
PanAmericana	1,507	—	1,507	46	216	262

DIRECTV Latin America	3,414	—	3,414	256	579	835
Sports Networks, Eliminations and Other	137	(4)	133	(20)	14	(6)

Total	$15,280	$—	$15,280	$2,592	$1,409	$4,001

June 30, 2012
DIRECTV U.S.	$11,142	$4	$11,146	$2,254	$741	$2,995
Sky Brasil	1,719	—	1,719	277	270	547
PanAmericana	1,274	—	1,274	196	170	366

DIRECTV Latin America	2,993	—	2,993	473	440	913
Sports Networks, Eliminations and Other	135	(4)	131	(8)	12	4

Total	$14,270	$—	$14,270	$2,719	$1,193	$3,912

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Operating profit before depreciation and amortization	$2,081	$2,009	$4,001	$3,912
Depreciation and amortization	(731)	(598)	(1,409)	(1,193)

Operating profit	1,350	1,411	2,592	2,719
Interest income	19	11	41	23
Interest expense	(219)	(214)	(436)	(418)
Other, net	(75)	(67)	(37)	(26)

Income before income taxes	1,075	1,141	2,160	2,298
Income tax expense	(414)	(425)	(801)	(841)

Net income	661	716	1,359	1,457
Less: Net income attributable to noncontrolling interest	(1)	(5)	(9)	(15)

Net income attributable to DIRECTV	$660	$711	$1,350	$1,442

Note 11: Condensed Consolidating Financial Statements

        As discussed above in Note 4, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X.

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2013 and 2012, the condensed consolidating statements of cash flows for the six months ended June 30, 2013 and 2012, and the condensed consolidating balance sheets as of June 30, 2013 and December 31, 2012.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,943	$1,772	$(15)	$7,700
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,642	647	(14)	3,275
Subscriber service expenses	—	—	360	194	—	554
Broadcast operations expenses	—	—	71	27	(1)	97
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	594	215	—	809
Upgrade and retention costs	—	—	324	50	—	374
General and administrative expenses	28	—	301	181	—	510
Depreciation and amortization expense	—	—	410	321	—	731

Total operating costs and expenses	28	—	4,702	1,635	(15)	6,350

Operating profit (loss)	(28)	—	1,241	137	—	1,350
Equity in income of consolidated subsidiaries	678	917	—	—	(1,595)	—
Interest income	4	—	1	17	(3)	19
Interest expense	(1)	(206)	—	(15)	3	(219)
Other, net	—	—	4	(79)	—	(75)

Income before income taxes	653	711	1,246	60	(1,595)	1,075
Income tax benefit (expense)	7	54	(329)	(146)	—	(414)

Net income (loss)	660	765	917	(86)	(1,595)	661
Less: Net income attributable to noncontrolling interest	—	—	—	(1)	—	(1)

Net income (loss) attributable to DIRECTV	$660	$765	$917	$(87)	$(1,595)	$660

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$11,733	$3,583	$(36)	$15,280
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	5,243	1,260	(32)	6,471
Subscriber service expenses	—	—	711	380	—	1,091
Broadcast operations expenses	—	—	152	59	(4)	207
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,223	400	—	1,623
Upgrade and retention costs	—	—	643	99	—	742
General and administrative expenses	41	—	589	349	—	979
Venezuelan currency devaluation	—	—	—	166	—	166
Depreciation and amortization expense	—	—	816	593	—	1,409

Total operating costs and expenses	41	—	9,377	3,306	(36)	12,688

Operating profit (loss)	(41)	—	2,356	277	—	2,592
Equity in income of consolidated subsidiaries	1,376	1,710	—	—	(3,086)	—
Interest income	10	—	1	36	(6)	41
Interest expense	(1)	(407)	(1)	(33)	6	(436)
Other, net	(4)	—	16	(49)	—	(37)

Income before income taxes	1,340	1,303	2,372	231	(3,086)	2,160
Income tax benefit (expense)	10	114	(662)	(263)	—	(801)

Net income (loss)	1,350	1,417	1,710	(32)	(3,086)	1,359
Less: Net income attributable to noncontrolling interest	—	—	—	(9)	—	(9)

Net income (loss) attributable to DIRECTV	$1,350	$1,417	$1,710	$(41)	$(3,086)	$1,350

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income (loss)	$660	$765	$917	$(86)	$(1,595)	$661
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains arising during the period	—	9	—	—	—	9
Reclassification adjustments included in net income	—	(1)	—	—	—	(1)
Foreign currency translation adjustments	—	—	—	(22)	—	(22)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(3)	—	(3)
Reclassification adjustments recognized for net losses during the period	—	—	—	2	—	2

Other comprehensive income (loss)	—	8	—	(23)	—	(15)

Comprehensive income (loss)	660	773	917	(109)	(1,595)	646
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	21	—	21

Comprehensive income (loss) attributable to DIRECTV	$660	$773	$917	$(88)	$(1,595)	$667

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$711	$587	$750	$137	$(1,469)	$716
Other comprehensive loss, net of taxes:
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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income (loss)	$1,350	$1,417	$1,710	$(32)	$(3,086)	$1,359
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	—	(27)	—	—	—	(27)
Reclassification adjustments included in net income	—	48	—	—	—	48
Foreign currency translation adjustments	—	—	—	(48)	—	(48)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period	—	—	—	1	—	1

Other comprehensive income (loss)	—	21	—	(47)	—	(26)

Comprehensive income (loss)	1,350	1,438	1,710	(79)	(3,086)	1,333
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	5	—	5

Comprehensive income (loss) attributable to DIRECTV	$1,350	$1,438	$1,710	$(74)	$(3,086)	$1,338

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,442	$1,129	$1,373	$340	$(2,827)	$1,457
Other comprehensive loss, net of taxes:
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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$699	$1,384	$2,720	$2,361	$(1,284)	$5,880
Satellites, net	—	—	1,821	603	—	2,424
Property and equipment, net	—	—	3,411	2,825	—	6,236
Goodwill	—	1,828	1,360	799	—	3,987
Intangible assets, net	—	—	460	326	—	786
Intercompany receivables	4,533	7,110	18,632	3,910	(34,185)	—
Investment in subsidiaries	(9,348)	16,576	—	(10,066)	2,838	—
Other assets	100	92	187	1,401	(172)	1,608

Total assets	$(4,016)	$26,990	$28,591	$2,159	$(32,803)	$20,921

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$312	$630	$3,282	$2,318	$(1,284)	$5,258
Long-term debt	—	18,486	—	30	—	18,516
Deferred income taxes	—	2	1,404	268	(164)	1,510
Intercompany liabilities	1,295	18,632	7,110	7,148	(34,185)	—
Other liabilities and deferred credits	465	194	219	455	(8)	1,325
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	3,786	47	4,868	(8,535)	3,620	3,786
Retained earnings (accumulated deficit)	(9,606)	(11,006)	11,708	200	(902)	(9,606)
Accumulated other comprehensive income (loss)	(268)	5	—	(125)	120	(268)

Total stockholders' equity (deficit)	(6,088)	(10,954)	16,576	(8,460)	2,838	(6,088)

Total liabilities and stockholders' equity (deficit)	$(4,016)	$26,990	$28,591	$2,159	$(32,803)	$20,921

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$45	$1,266	$963	$1,304	$(568)	$3,010

Cash flows from investing activities
Cash paid for property and equipment	—	—	(820)	(760)	—	(1,580)
Cash paid for satellites	—	—	(108)	(86)	—	(194)
Investment in companies, net of cash acquired	—	—	(21)	(6)	—	(27)
Proceeds from sale of investments	117	—	12	11	—	140
Return of capital from subsidiary	1,382	—	—	—	(1,382)	—
Other, net	—	—	2	(20)	—	(18)

Net cash provided by (used in) investing activities	1,499	—	(935)	(861)	(1,382)	(1,679)

Cash flows from financing activities
Repayment of commercial paper (maturity 90 days or less), net	—	(105)	—	—	—	(105)
Proceeds from short-term borrowings	—	284	—	—	—	284
Repayment of short-term borrowings	—	(262)	—	—	—	(262)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,390	—	55	—	1,445
Debt issuance costs	—	(7)	—	—	—	(7)
Repayment of long-term debt	—	—	—	(3)	—	(3)
Repayment of other long-term obligations	—	—	(12)	(20)	—	(32)
Common shares repurchased and retired	(1,968)	—	—	—	—	(1,968)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(51)	(10)	—	(61)
Excess tax benefit from share-based compensation	—	—	20	4	—	24
Other, net	—	4	—	—	—	4
Intercompany payments (funding)	244	—	8	(252)	—	—
Cash dividend to Parent	—	(1,950)	—	—	1,950	—

Net cash used in financing activities	(1,724)	(646)	(35)	(226)	1,950	(681)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	(180)	620	(7)	30	—	463
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at the end of the period	$228	$1,348	$4	$785	$—	$2,365

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

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,700	$7,224	$15,280	$14,270
Total operating costs and expenses	6,350	5,813	12,688	11,551

Operating profit	1,350	1,411	2,592	2,719
Interest income	19	11	41	23
Interest expense	(219)	(214)	(436)	(418)
Other, net	(75)	(67)	(37)	(26)

Income before income taxes	1,075	1,141	2,160	2,298
Income tax expense	(414)	(425)	(801)	(841)

Net income	661	716	1,359	1,457
Less: Net income attributable to noncontrolling interest	(1)	(5)	(9)	(15)

Net income attributable to DIRECTV	$660	$711	$1,350	$1,442

Basic earnings attributable to DIRECTV per common share	$1.19	$1.09	$2.39	$2.17
Diluted earnings attributable to DIRECTV per common share	$1.18	$1.09	$2.37	$2.16
Weighted average number of total common shares outstanding (in millions):
Basic	556	651	565	664
Diluted	561	655	569	668

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2013	December 31, 2012
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,365	$1,902
Total current assets	5,880	5,554
Total assets	20,921	20,555
Total current liabilities	5,258	5,541
Long-term debt	18,516	17,170
Redeemable noncontrolling interest	400	400
Total stockholders' deficit	(6,088)	(5,431)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,350	$1,411	$2,592	$2,719
Add: Depreciation and amortization expense	731	598	1,409	1,193

Operating profit before depreciation and amortization	$2,081	$2,009	$4,001	$3,912

Operating profit before depreciation and amortization margin	27.0%	27.8%	26.2%	27.4%
Cash flow information
Net cash provided by operating activities	$1,474	$1,261	$3,010	$3,024
Net cash used in investing activities	(861)	(789)	(1,679)	(1,575)
Net cash provided by (used in) financing activities	73	(2,866)	(681)	(190)
Free cash flow(2)
Net cash provided by operating activities	1,474	1,261	3,010	3,024
Less: Cash paid for property and equipment	(832)	(664)	(1,580)	(1,417)
Less: Cash paid for satellites	(116)	(126)	(194)	(184)

Free cash flow	$526	$471	$1,236	$1,423

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2013
DIRECTV U.S.	$5,943	77.2%	$1,241	$410	$1,651
Sky Brasil	942	12.2%	56	206	262
PanAmericana	744	9.7%	83	110	193

DIRECTV Latin America	1,686	21.9%	139	316	455
Sports Networks, Eliminations and Other	71	0.9%	(30)	5	(25)

Total	$7,700	100.0%	$1,350	$731	$2,081

June 30, 2012
DIRECTV U.S.	$5,647	78.2%	$1,216	$369	$1,585
Sky Brasil	838	11.6%	126	134	260
PanAmericana	670	9.3%	98	87	185

DIRECTV Latin America	1,508	20.9%	224	221	445
Sports Networks, Eliminations and Other	69	0.9%	(29)	8	(21)

Total	$7,224	100.0%	$1,411	$598	$2,009

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2013
DIRECTV U.S.	$11,733	76.8%	$2,356	$816	$3,172
Sky Brasil	1,907	12.4%	210	363	573
PanAmericana	1,507	9.9%	46	216	262

DIRECTV Latin America	3,414	22.3%	256	579	835
Sports Networks, Eliminations and Other	133	0.9%	(20)	14	(6)

Total	$15,280	100.0%	$2,592	$1,409	$4,001

June 30, 2012
DIRECTV U.S.	$11,146	78.1%	$2,254	$741	$2,995
Sky Brasil	1,719	12.1%	277	270	547
PanAmericana	1,274	8.9%	196	170	366

DIRECTV Latin America	2,993	21.0%	473	440	913
Sports Networks, Eliminations and Other	131	0.9%	(8)	12	4

Total	$14,270	100.0%	$2,719	$1,193	$3,912

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

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we sometimes refer to as the company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate regional sports networks and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of June 30, 2013, DIRECTV U.S. had approximately 20.0 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of June 30, 2013, PanAmericana had approximately 5.9 million subscribers, Sky Brasil had approximately 5.2 million subscribers and Sky Mexico had approximately 5.6 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and a regional sports network based in Seattle, Washington in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT Sports. As discussed in further detail below, on April 16, 2013, DSN transferred 100% of its interest in a regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. The Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Divestiture

DSN Northwest Transaction

        On April 16, 2013, DSN transferred 100% of its interest in DSN Northwest to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners have a majority interest in NW Sports LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. Additionally, DSN provides management oversight and programming services to NW Sports Net LLC as part of management service agreements entered into as part of this transaction. As a result of this transaction, we deconsolidated DSN Northwest and recorded a non-cash, pre-tax charge of approximately $59 million ($56 million after tax) in "Other, net" in the Consolidated Statements of Operations.

DIRECTV

Senior Notes

Six Months Ended June 30, 2013 Financing Transactions

        In January 2013, DIRECTV U.S. issued $750 million of senior notes resulting in $743 million proceeds, net of discount.

        In May 2013, DIRECTV U.S. issued €500 million ($650 million) in aggregate principal of 2.750% senior notes due in 2023 resulting in proceeds, net of an original issue discount, of €497 million ($646 million). In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related senior notes and the cross-currency swaps have maturities extending through May 2023.

Six Months Ended June 30, 2012 Financing Transactions

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

Venezuela Devaluation and Foreign Currency Exchange Controls

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There also are ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

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

DIRECTV

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

DIRECTV

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

EXECUTIVE OUTLOOK

        DIRECTV Latin America.    We previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012 that at DIRECTV Latin America we expected net subscriber additions of approximately two million in 2013. We now expect net subscriber additions to be in the range of 1.5 million to 1.75 million primarily as a result of higher than expected churn in Brazil.

        We also previously reported that we expected revenue growth in the mid-teen percentage range as compared to 2012 and capital expenditures to be $2 billion in 2013. We now expect revenue to grow in the 10% range as compared to 2012 and capital expenditures to be approximately $1.8 billion in 2013.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,943	$5,647	$296	5.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,642	2,423	219	9.0%
Subscriber service expenses	360	357	3	0.8%
Broadcast operations expenses	71	77	(6)	(7.8)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	594	614	(20)	(3.3)%
Upgrade and retention costs	324	285	39	13.7%
General and administrative expenses	301	306	(5)	(1.6)%
Depreciation and amortization expense	410	369	41	11.1%

Total operating costs and expenses	4,702	4,431	271	6.1%

Operating profit	$1,241	$1,216	$25	2.1%

Operating profit margin	20.9%	21.5%	—	—
Other data:
Operating profit before depreciation and amortization	$1,651	$1,585	$66	4.2%
Operating profit before depreciation and amortization margin	27.8%	28.1%	—	—
Total number of subscribers (in thousands)	20,021	19,914	107	0.5%
ARPU	$98.73	$94.40	$4.33	4.6%
Average monthly subscriber churn %	1.53%	1.53%	—	—%
Gross subscriber additions (in thousands)	839	863	(24)	(2.8)%
Subscriber disconnections (in thousands)	923	915	8	0.9%
Net subscriber disconnections (in thousands)	(84)	(52)	(32)	61.5%
Average subscriber acquisition costs—per subscriber (SAC)	$888	$848	$40	4.7%
Capital expenditures:
Property and equipment	154	131	23	17.6%
Subscriber leased equipment—subscriber acquisitions	151	118	33	28.0%
Subscriber leased equipment—upgrade and retention	119	45	74	NM *
Satellites	55	82	(27)	(32.9)%

Total capital expenditures	$479	$376	$103	27.4%

*
Percentage not meaningful.

DIRECTV

        Subscribers.    In the second quarter of 2013, net subscriber disconnections increased due to lower gross subscriber additions associated with a continued focus on attaining higher quality subscribers, as well as a more challenging competitive environment and mature industry. Average monthly subscriber churn remained unchanged.

        Revenues.    DIRECTV U.S. revenues increased in the second quarter of 2013 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages and higher fees for a new enhanced warranty program, partially offset by increased promotional offers for new and existing customers and lower pay per view revenues due to the timing of events.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2013 as compared to the second quarter of 2012, primarily due to higher revenues and lower subscriber acquisition costs, partially offset by higher broadcast programming and other costs and higher upgrade and retention costs.

        Operating profit before depreciation and amortization margin decreased in the second quarter of 2013 as compared to the second quarter of 2012 as higher revenues and lower subscriber acquisition costs were more than offset by higher broadcast programming and other costs and higher upgrade and retention costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base, as well as due to increased costs associated with providing the new enhanced warranty program.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to increased subscriber demand for advanced products and higher marketing costs per subscriber added.

        Upgrade and retention costs increased primarily due to a larger number of subscriber upgrades to advanced products related to customer loyalty initiatives.

        Operating profit.    Operating profit increased in the second quarter of 2013 as compared to the second quarter of 2012 due to an increase in operating profit before depreciation and amortization, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

        Operating profit margin decreased in the second quarter of 2013 as compared to the second quarter of 2012 due to a decrease in operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of June 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,686	$1,508	$178	11.8%
Operating profit before depreciation and amortization	455	445	10	2.2%
Operating profit before depreciation and amortization margin	27.0%	29.5%	—	—
Operating profit	$139	$224	$(85)	(37.9)%
Operating profit margin	8.2%	14.9%	—	—
Other data:
ARPU(1)	$51.13	$57.20	$(6.07)	(10.6)%
Average monthly total subscriber churn %(1)	3.10%	1.80%	—	72.2%
Average monthly post-paid subscriber churn %(1)	2.86%	1.51%	—	89.4%
Total number of subscribers (in thousands)(1)(2)	11,077	9,116	1,961	21.5%
Gross subscriber additions (in thousands)(2)(3)	1,189	1,119	70	6.3%
Net subscriber additions (in thousands)(1)(2)(3)	165	645	(480)	(74.4)%
Capital expenditures:
Property and equipment	39	83	(44)	(53.0)%
Subscriber leased equipment—subscriber acquisitions	252	172	80	46.5%
Subscriber leased equipment—upgrade and retention	117	114	3	2.6%
Satellites	58	42	16	38.1%

Total capital expenditures	$466	$411	$55	13.4%

(1)
Based on the results of an internal investigation, we have determined that, beginning in 2012, certain employees of Sky Brasil directed activities which are inconsistent with Sky Brasil's authorized policies for subscriber retention and churn management. These activities had the effect of artificially reducing churn and increasing the Sky Brasil subscriber base during portions of 2012 and 2013. As a result, subscribers who would have previously ceased receiving Sky Brasil service are being terminated as subscribers pursuant to Sky Brasil's authorized policies. We estimate that as of March 31, 2013, our subscriber count would have been approximately 200,000 lower than the number of subscribers previously reported if the identified improper actions had not been taken. See the Current Report on Form 8-K filed with the SEC on June 27, 2013 for further details. Prior year results for subscribers, churn and ARPU have not been adjusted for the findings of this investigation.

(2)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(3)
Gross and net subscriber additions exclude 7,000 subscribers acquired in a transaction in Brazil during the second quarter of 2012.

        Subscribers.    In the second quarter of 2013 net subscriber additions decreased as the higher gross subscriber additions were more than offset by higher average monthly churn primarily in Brazil. The increase in gross subscriber additions was primarily due to greater middle market demand primarily in Argentina, Brazil and Colombia. Total average monthly churn increased primarily as a result of higher

DIRECTV

churn in Brazil related to the improper crediting of certain subscriber accounts and associated corrective actions, as well as challenging economic conditions. The higher average monthly churn in Brazil was also impacted by the effect of increased penetration in the middle market.

        Revenues.    Revenues increased in the second quarter of 2013 primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the bolivar in February 2013 and unfavorable exchange rates in Argentina and Brazil. Excluding the impact of foreign currency exchange rates, ARPU increased 0.8% in the second quarter of 2013 primarily due to price increases and increased upgrades including advanced receiver services, mostly offset by the effect of increased penetration in the middle market.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2013 as compared to the second quarter of 2012 primarily due to higher revenues, partially offset by higher subscriber acquisition costs due to higher gross subscriber additions, higher broadcast programming costs and higher subscriber service expenses related to the larger subscriber base and increased general and administrative expenses related to higher infrastructure costs associated with the larger subscriber base.

        Operating profit before depreciation and amortization margin decreased in the second quarter of 2013 as compared to the second quarter of 2012 as higher revenues were more than offset by higher subscriber acquisition costs and general and administrative expenses, as well as higher broadcast programming costs in Brazil primarily due to supplier rate increases.

        Operating profit.    Operating profit decreased in the second quarter of 2013 as compared to the second quarter of 2012 as the increase in operating profit before depreciation and amortization was more than offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment, as well as higher depreciation associated with capitalized installation costs and subscriber leased equipment related to the higher subscriber churn in Brazil discussed above.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $19 million in the second quarter of 2013 and $11 million in the second quarter of 2012.

        Interest expense.    The increase in interest expense to $219 million in the second quarter of 2013 from $214 million in the second quarter of 2012 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
	2013	2012	$
	(Dollars in Millions)
DSN Northwest deconsolidation charge	$(59)	$—	$(59)
Equity in earnings from unconsolidated affiliates	24	41	(17)
Net foreign currency transaction loss	(39)	(43)	4
Net gains from sale of investments	1	—	1
Fair-value gain (loss) on non-employee stock options	(2)	1	(3)
Loss on early extinguishment of debt	—	(64)	64
Other	—	(2)	2

Total	$(75)	$(67)	$(8)

        Income Tax Expense.    We recognized income tax expense of $414 million for the second quarter of 2013 compared to $425 million for the second quarter of 2012. The effective tax rate for the second quarter of 2013 was 38.5% compared to 37.2% for the second quarter of 2012, primarily due to the unfavorable tax impact of the DSN Northwest Transaction.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2013	2012
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.19	$1.09
Diluted earnings attributable to DIRECTV per common share	1.18	1.09
Weighted average number of common shares outstanding
Basic	556	651
Diluted	561	655

        The increases in basic and diluted earnings per share were primarily due to the reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$11,733	$11,146	$587	5.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,243	4,864	379	7.8%
Subscriber service expenses	711	706	5	0.7%
Broadcast operations expenses	152	155	(3)	(1.9)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,223	1,260	(37)	(2.9)%
Upgrade and retention costs	643	590	53	9.0%
General and administrative expenses	589	576	13	2.3%
Depreciation and amortization expense	816	741	75	10.1%

Total operating costs and expenses	9,377	8,892	485	5.5%

Operating profit	$2,356	$2,254	$102	4.5%

Operating profit margin	20.1%	20.2%	—	—
Other data:
Operating profit before depreciation and amortization	$3,172	$2,995	$177	5.9%
Operating profit before depreciation and amortization margin	27.0%	26.9%	—	—
Total number of subscribers (in thousands)	20,021	19,914	107	0.5%
ARPU	$97.43	$93.25	$4.18	4.5%
Average monthly subscriber churn %	1.49%	1.48%	—	0.7%
Gross subscriber additions (in thousands)	1,732	1,804	(72)	(4.0)%
Subscriber disconnections (in thousands)	1,795	1,775	20	1.1%
Net subscriber additions (disconnections) (in thousands)	(63)	29	(92)	NM *
Average subscriber acquisition costs—per subscriber (SAC)	$894	$853	$41	4.8%
Capital expenditures:
Property and equipment	265	240	25	10.4%
Subscriber leased equipment—subscriber acquisitions	325	278	47	16.9%
Subscriber leased equipment—upgrade and retention	230	130	100	76.9%
Satellites	108	116	(8)	(6.9)%

Total capital expenditures	$928	$764	$164	21.5%

*
Percentage not meaningful.

DIRECTV

        Subscribers.    In the six months ended June 30, 2013, net subscriber additions decreased due to lower gross subscriber additions associated with a continued focus on attaining higher quality subscribers and stricter credit policies, as well as a more challenging competitive environment and mature industry. Average monthly subscriber churn remained relatively unchanged.

        Revenues.    DIRECTV U.S. revenues increased in the six months ended June 30, 2013 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for a new enhanced warranty program, higher warranty program subscribers and higher commercial revenues, partially offset by one less week of NFL SUNDAY TICKETTM revenues and increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to higher revenues and lower subscriber acquisition costs, partially offset by higher broadcast programming and other costs and higher upgrade and retention costs.

        Operating profit before depreciation and amortization margin was relatively unchanged in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 as the increased revenue and lower subscriber acquisition costs were offset by higher relative growth in broadcast programming and other costs.

        Broadcast programming and other costs increased primarily due to annual program supplier rate increases, a larger subscriber base and increased costs associated with providing the expanded warranty program, partially offset by one less week of NFL SUNDAY TICKET programming costs.

        Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added.

        Upgrade and retention costs increased in the six months ended June 30, 2013 primarily due to a larger number of subscriber upgrades to advanced products related to customer loyalty initiatives.

        Operating profit.    Operating profit increased in the six months ended June 30, 2013 compared to the six months ended June 30, 2012 due to an increase in operating profit before depreciation and amortization, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Six Months Ended and As of June 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,414	$2,993	$421	14.1%
Operating profit before depreciation and amortization(1)	835	913	(78)	(8.5)%
Operating profit before depreciation and amortization margin(1)	24.5%	30.5%	—	—
Operating profit(1)	$256	$473	$(217)	(45.9)%
Operating profit margin(1)	7.5%	15.8%	—	—
Other data:
ARPU(2)	$52.82	$58.80	$(5.98)	(10.2)%
Average monthly total subscriber churn %(2)	2.51%	1.80%	—	39.4%
Average monthly post-paid subscriber churn %(2)	2.31%	1.49%	—	55.0%
Total number of subscribers (in thousands)(2)(3)	11,077	9,116	1,961	21.5%
Gross subscriber additions (in thousands)(3)(4)	2,370	2,153	217	10.1%
Net subscriber additions (in thousands)(2)(3)(4)	748	1,238	(490)	(39.6)%
Capital expenditures:
Property and equipment	80	127	(47)	(37.0)%
Subscriber leased equipment—subscriber acquisitions	447	424	23	5.4%
Subscriber leased equipment—upgrade and retention	233	217	16	7.4%
Satellites	80	64	16	25.0%

Total capital expenditures	$840	$832	$8	1.0%

(1)
These amounts include the impact of the $166 million Venezuelan currency devaluation charge.

(2)
Based on the results of an internal investigation, we have determined that, beginning in 2012, certain employees of Sky Brasil directed activities which are inconsistent with Sky Brasil's authorized policies for subscriber retention and churn management. These activities had the effect of artificially reducing churn and increasing the Sky Brasil subscriber base during portions of 2012 and 2013. As a result, subscribers who would have previously ceased receiving Sky Brasil service are being terminated as subscribers pursuant to Sky Brasil's authorized policies. We estimate that as of March 31, 2013, our subscriber count would have been approximately 200,000 lower than the number of subscribers previously reported if the identified improper actions had not been taken. See the Current Report on Form 8-K filed with the SEC on June 27, 2013 for further details. Prior year results for subscribers, churn and ARPU have not been adjusted for the findings of this investigation.

(3)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(4)
Gross and net subscriber additions exclude 1,000 subscribers acquired in a transaction in Brazil during the first quarter of 2013 and 7,000 subscribers acquired in a transaction in Brazil during the second quarter of 2012.

        Subscribers.    In the six months ended June 30, 2013 net subscriber additions decreased as the higher gross subscriber additions were more than offset by higher average churn primarily in Brazil.

DIRECTV

The increase in gross subscriber additions was primarily due to greater middle market demand primarily in Argentina, Brazil and Colombia. Total average monthly churn increased primarily as a result of higher churn in Brazil related to the improper crediting of certain subscriber accounts and associated corrective actions, as well as challenging economic conditions. The higher average monthly churn in Brazil was also impacted by the effect of increased penetration in the middle market.

        Revenues.    Revenues increased in the six months ended June 30, 2013, primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the bolivar in February 2013 and unfavorable exchange rates in Argentina and Brazil. Excluding the impact of foreign currency exchange rates, ARPU increased 1.6% in the six months ended June 30, 2013 primarily due to price increases and increased upgrades including advanced receiver services, partially offset by the effect of increased penetration in the middle market.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012, primarily due to the devaluation of the bolivar in February 2013. Excluding the impact of the devaluation, operating profit before depreciation and amortization increased primarily due to higher revenues, partially offset by higher subscriber acquisition costs due to higher gross subscriber additions, higher broadcast programming costs and higher subscriber service expenses related to the larger subscriber base and increased general and administrative expenses related to higher infrastructure costs associated with the larger subscriber base.

        Operating profit before depreciation and amortization margin decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 primarily due to the $166 million charge related to the devaluation of the bolivar in February 2013. Operating profit before depreciation and amortization margin was also impacted by higher relative subscriber service expenses and general and administrative expenses.

        Operating profit.    Operating profit and operating profit margin decreased in the six months ended June 30, 2013 as compared to the six months ended June 30, 2012. These decreases were primarily due to a decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $41 million in the six months ended June 30, 2013 and $23 million in the six months ended June 30, 2012.

        Interest expense.    The increase in interest expense to $436 million in the six months ended June 30, 2013 from $418 million in the six months ended June 30, 2012 was due to an increase in the average debt balance, partially offset by a decrease in weighted average interest rates.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
	2013	2012	$
	(Dollars in Millions)
DSN Northwest deconsolidation charge	$(59)	$—	$(59)
Equity in earnings from unconsolidated affiliates	56	74	(18)
Net foreign currency transaction loss	(33)	(30)	(3)
Net gains from sale of investments	8	—	8
Fair-value loss on non-employee stock options	(4)	(3)	(1)
Loss on early extinguishment of debt	—	(64)	64
Other	(5)	(3)	(2)

Total	$(37)	$(26)	$(11)

        Income Tax Expense.    We recognized income tax expense of $801 million for the six months ended June 30, 2013 compared to $841 million for the six months ended June 30, 2012. The effective tax rate for the six months ended 2013 was 37.1% compared to 36.6% for the six months ended June 30, 2012, primarily due to the unfavorable tax impacts of the Venezuela currency devaluation and the DSN Northwest Transaction, partially offset by a benefit recorded for settlements with state taxing authorities.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Six Months Ended June 30,
	2013	2012
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$2.39	$2.17
Diluted earnings attributable to DIRECTV per common share	2.37	2.16
Weighted average number of common shares outstanding
Basic	565	664
Diluted	569	668

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of June 30, 2013, there were no borrowings outstanding under the revolving credit facilities. On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. In

DIRECTV

March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (approximately $250 million at the then current exchange rate) under the facility.

        As of June 30, 2013, our cash and cash equivalents totaled $2,365 million compared to $1,902 million at December 31, 2012. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.12 at June 30, 2013 and 1.00 at December 31, 2012.

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities decreased to $3,010 million for the six months ended June 30, 2013 from $3,024 million for the six months ended June 30, 2012. The decrease is primarily a result of a decrease in cash generated from working capital primarily related to the timing of accounts receivables, prepaid expenses and accounts payable and accrued liabilities.

Cash Flows Used in Investing Activities

        Net cash used in investing activities increased to $1,679 million for the six months ended June 30, 2013 from $1,575 million for the six months ended June 30, 2012. The increase resulted primarily from higher capital expenditures for subscriber leased set-top receivers due to increased demand for advanced products at DIRECTV U.S. and due to the growing subscriber base at DIRECTV Latin America. The increase was partially offset by proceeds received in April 2013 from the partial sale of our equity method investment in GSN that occurred in December 2012.

Cash Flow Used in Financing Activities

        Net cash used in financing activities increased to $681 million for the six months ended June 30, 2013 from $190 million for the six months ended June 30, 2012. The increase is primarily due to a decrease in the net proceeds from long-term debt, partially offset by a reduction in common shares repurchased and retired.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. As of June 30, 2013, we had approximately $2,864 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

        During the six months ended June 30, 2013, we repurchased and retired 37 million common shares for $1,998 million, at an average price of $54.23. Included in these repurchases is the delivery of 6.1 million shares pursuant to an accelerated share repurchase agreement, or ASR. For further discussion of the ASR, see Note 8 of the Notes to the Consolidated Financial Statements in Part 1, Item 1 of this Quarterly Report.

DIRECTV

Debt

        At June 30, 2013, we had $18,813 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S., and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2012 Form 10-K.

        We anticipate additional borrowings in the future in order to maintain a ratio of outstanding long-term debt equal to approximately 2.5 times operating profit before depreciation and amortization of DIRECTV on a consolidated basis. We will continue to evaluate our optimal leverage on an ongoing basis. We may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

        Senior Notes.    At June 30, 2013, DIRECTV U.S.' senior notes had a carrying value of $18,486 million and a weighted-average interest rate of 4.46%. Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,841 million in 2018 and thereafter.

        Included in the amounts above are DIRECTV U.S.' £750 million in aggregate principal of 4.375% senior notes due in 2029 and €500 million in aggregate principal of 2.750% senior notes due in 2023. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap agreements to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and have maturities ranging from May 2023 to September 2029.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of June 30, 2013, we had $275 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 116 days, at a weighted average yield of 0.44%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial

DIRECTV

paper program are limited to $2.5 billion. As of June 30, 2013, there were no borrowings outstanding under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. Should DIRECTV U.S. fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At June 30, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes outstanding, jointly and severally with most of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has

DIRECTV

approved borrowings of up to R$500 million (or approximately $250 million at the then current exchange rate) under the facility. As of June 30, 2013, Sky Brasil had borrowings of $52 million outstanding under the BNDES facility bearing interest at a rate of 2.5% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.22 / $1.00 at June 30, 2013.

        Borrowing under the BNDES facility mature as follows: $11 million in 2013, $22 million in 2014 and $19 million in 2015. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $62 million based on the exchange rate at the time of purchase.

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

        Venezuela Devaluation and Foreign Currency Exchange Controls.    In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There also are ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of June 30, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $446 million, including cash of $507 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

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

DIRECTV

We currently expect to use our future earnings for the development of our businesses or other corporate purposes, which may include share repurchases.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2013, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2012. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $292 million as of June 30, 2013. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$29,282	$444	$3,838	$4,854	$20,146
Purchase obligations(b)	5,596	1,120	3,071	690	715
Operating lease obligations(c)	969	52	182	174	561
Capital lease obligations(d)	1,467	53	242	275	897

Total	$37,314	$1,669	$7,333	$5,993	$22,319

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2013, however, the obligations do not reflect potential prepayments required under indentures.

(b)
Purchase obligations consist primarily of broadcast programming commitments, regional professional team rights agreements, service contract commitments and satellite construction and launch contracts. Broadcast programming commitments include guaranteed minimum contractual commitments that are typically based on a flat fee or a minimum number of required subscribers subscribing to the related programming. Actual payments may exceed the minimum payment requirements if the actual number of subscribers subscribing to the related programming exceeds the minimum amounts. Service contract commitments include minimum commitments for the purchase of services that have been outsourced to third parties, such as billing services, telemetry, tracking and control services and broadcast center services. In most cases, actual payments, which are typically based on volume, usually exceed these minimum amounts. Included in these purchase obligations are payments for the construction of Sky B1, a satellite currently under construction to be used by Sky Brasil.

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

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2013. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2013.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2013 or subsequent thereto, but before the filing of the report, are summarized below:

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

        (b)   The following previously reported legal proceedings were terminated during the second quarter ended June 30, 2013 or subsequent thereto, but before the filing of the report:

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    As previously reported, in December 2000, Pegasus Development Corporation, or Pegasus, and Personalized Media Communications L.L.C., or PMC, filed suit in the United States District Court for the District of Delaware against DIRECTV and others alleging infringement of certain United States patents. An agreement in principle was reached in May 2013 by which, in exchange for a cash payment by DIRECTV, all claims asserted in the suit were resolved, a license under all current and future patents owned or controlled by PMC was granted to DIRECTV, and certain rights formerly owned by Pegasus under the PMC patents were assigned to DIRECTV. A settlement and license agreement was executed on July 16, 2013, the cash payment was then made and the suit was dismissed on July 26, 2013. The settlement will not have a material effect on our consolidated financial position or results of operations.

* * *

DIRECTV

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorizations and approved a new authorization for up to $4 billion for repurchases of our common stock. As of June 30, 2013, we had approximately $2,864 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        Accelerated Share Repurchase.    On March 20, 2013, we entered into a variable notional/variable maturity accelerated share repurchase agreement, or ASR, with a third-party financial institution to repurchase $300 million to $500 million of our common stock, which was settled during the second quarter of 2013. Under the agreement, we paid $500 million up-front and received an initial delivery of 4.9 million shares, which were retired. The ASR agreement was settled on April 19, 2013 for a final notional amount of $337 million, which was recorded as a reduction to stockholders' equity. Accordingly, we received an additional 1.2 million shares, which were retired, and we received a $163 million cash payment from our counterparty equal to the difference between the $500 million up-front payment and the final notional amount. We accounted for the ASR as a repurchase of common stock for purposes of calculating earnings per share and as a forward contract indexed to our own common stock, which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

        A summary of the repurchase activity for the three months ended June 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1-30, 2013	4	$55.67	4	$3,287
May 1-31, 2013	4	62.10	4	3,068
June 1-30, 2013	3	61.41	3	2,864

Total	11	59.69	11	2,864

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
4.1	Third Supplemental Indenture dated as of May 20 2013, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed May 20, 2013 (SEC File No.1-34554))
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: August 1, 2013	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document