Form 10-Q
period 2013-09-30
DIRECTV
filed 2013-11-06
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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

        As of October 30, 2013, the registrant had outstanding 525,442,022 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,880	$7,416	$23,160	$21,686
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,441	3,288	9,912	9,249
Subscriber service expenses	583	566	1,674	1,592
Broadcast operations expenses	98	103	305	310
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	941	944	2,564	2,549
Upgrade and retention costs	411	382	1,153	1,056
General and administrative expenses	473	447	1,452	1,332
Venezuelan currency devaluation charge	—	—	166	—
Depreciation and amortization expense	708	618	2,117	1,811

Total operating costs and expenses	6,655	6,348	19,343	17,899

Operating profit	1,225	1,068	3,817	3,787
Interest income	15	17	56	40
Interest expense	(182)	(204)	(618)	(622)
Other, net	43	39	6	13

Income before income taxes	1,101	920	3,261	3,218
Income tax expense	(391)	(348)	(1,192)	(1,189)

Net income	710	572	2,069	2,029
Less: Net income attributable to noncontrolling interest	(11)	(7)	(20)	(22)

Net income attributable to DIRECTV	$699	$565	$2,049	$2,007

Basic earnings attributable to DIRECTV per common share	$1.29	$0.91	$3.68	$3.08
Diluted earnings attributable to DIRECTV per common share	$1.28	$0.90	$3.65	$3.06
Weighted average number of common shares outstanding (in millions):
Basic	541	624	557	651
Diluted	545	629	562	655

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Net income	$710	$572	$2,069	$2,029
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	(1)	(1)	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	9	12	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	1	—
Cash flows hedges:
Unrealized gains (losses) arising during the period	78	(31)	51	(31)
Reclassification adjustments included in net income	(61)	(3)	(13)	(3)
Foreign currency translation adjustments	(3)	(2)	(51)	(32)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(4)
Reclassification adjustment for net losses recognized during the period	—	—	1	—

Other comprehensive income (loss)	26	(28)	—	(62)

Comprehensive income	736	544	2,069	1,967
Less: Comprehensive income attributable to noncontrolling interest	(11)	(6)	(6)	(7)

Comprehensive income attributable to DIRECTV	$725	$538	$2,063	$1,960

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$1,622	$1,902
Accounts receivable, net of allowances of $118 and $81	2,527	2,696
Inventories	350	412
Deferred income taxes	73	73
Prepaid expenses and other	457	471

Total current assets	5,029	5,554
Satellites, net	2,443	2,357
Property and equipment, net	6,462	6,038
Goodwill	3,985	4,063
Intangible assets, net	930	832
Investments and other assets	1,739	1,711

Total assets	$20,588	$20,555

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,017	$4,618
Unearned subscriber revenues and deferred credits	715	565
Current debt	597	358

Total current liabilities	5,329	5,541
Long-term debt	18,635	17,170
Deferred income taxes	1,542	1,672
Other liabilities and deferred credits	1,290	1,203
Commitments and contingencies
Redeemable noncontrolling interest	400	400
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 530,852,885 and 586,839,817 shares issued and outstanding of common stock at September 30, 2013 and December 31, 2012, respectively	3,671	4,021
Accumulated deficit	(10,037)	(9,210)
Accumulated other comprehensive loss	(242)	(242)

Total stockholders' deficit	(6,608)	(5,431)

Total liabilities and stockholders' deficit	$20,588	$20,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,069	$2,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,117	1,811
Venezuelan currency devaluation charge	166	—
DSN Northwest deconsolidation charge	59	—
Amortization of deferred revenues and deferred credits	(40)	(54)
Share-based compensation expense	79	77
Equity in earnings from unconsolidated affiliates	(86)	(107)
Net foreign currency transaction loss	42	32
Dividends received	38	28
Net gains from sale of investments	(8)	(11)
Deferred income taxes	(19)	41
Excess tax benefit from share-based compensation	(24)	(30)
Other	(91)	76
Change in other operating assets and liabilities:
Accounts receivable	200	15
Inventories	53	(97)
Prepaid expenses and other	9	146
Accounts payable and accrued liabilities	(477)	(143)
Unearned subscriber revenue and deferred credits	152	139
Other, net	116	181

Net cash provided by operating activities	4,355	4,133

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,471)	(2,160)
Cash paid for satellites	(276)	(231)
Investment in companies, net of cash acquired	(47)	(4)
Proceeds from sale of investments	140	24
Other, net	(158)	25

Net cash used in investing activities	(2,812)	(2,346)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	90	—
Proceeds from short-term borrowings	441	—
Repayment of short-term borrowings	(327)	—
Proceeds from borrowings under revolving credit facility	10	400
Repayment of borrowings under revolving credit facility	(10)	(400)
Proceeds from long-term debt	1,484	5,190
Debt issuance costs	(8)	(35)
Repayment of long-term debt	(9)	(1,500)
Repayment of other long-term obligations	(48)	(40)
Common shares repurchased and retired	(3,228)	(3,828)
Stock options exercised	—	2
Taxes paid in lieu of shares issued for share-based compensation	(61)	(58)
Excess tax benefit from share-based compensation	24	30
Other, net	6	—

Net cash used in financing activities	(1,636)	(239)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(187)	—

Net increase (decrease) in cash and cash equivalents	(280)	1,548
Cash and cash equivalents at beginning of the period	1,902	873

Cash and cash equivalents at end of the period	$1,622	$2,421

Supplemental Cash Flow Information
Cash paid for interest	$784	$710
Cash paid for income taxes	1,035	881

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Note 3: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the nine months ended September 30, 2013:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana		Total
	(Dollars in Millions)
Balance as of January 1, 2013	$3,177	$380	$211	$295	$4,063
Sky Brasil foreign currency translation adjustment	—	(31)	—	—	(31)
DSN Northwest Transaction	—	—	—	(73)	(73)
Acquisitions	11	15	—	—	26

Balance as of September 30, 2013	$3,188	$364	$211	$222	$3,985

Note 4: Debt

        The following table sets forth our outstanding debt as of:

	September 30, 2013	December 31, 2012
	(Dollars in Millions)
Current debt
Current portion of borrowings under BNDES financing facility	$35	$—
Commercial paper	562	358
Long-term debt
Borrowings under BNDES financing facility	50	—
Senior notes	18,585	17,170

Total debt	$19,232	$17,528

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The amount of interest accrued related to our outstanding debt was $114 million at September 30, 2013 and $246 million at December 31, 2012.

Senior Notes

  Nine Months Ended September 30, 2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 with proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million ($650 million) in aggregate principal of 2.750% senior notes due in 2023 resulting in proceeds, net of an original issue discount, of €497 million ($646 million). The U.S. dollar amounts reflect the conversion of the €500 million aggregate principal and the €497 million proceeds, net of discount, to U.S. dollars based on the exchange rate of €1.00/ $1.30 at May 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 5. We incurred $4 million of debt issuance costs in connection with this transaction.

  Nine Months Ended September 30, 2012 Financing Transactions

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 5. We incurred $9 million of debt issuance costs in connection with this transaction.

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	September 30, 2013	September 30, 2013	December 31, 2012
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$999	$999
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,498
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	744	—
5.875% senior notes due in 2019	1,000	995	995
5.200% senior notes due in 2020	1,300	1,299	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
2.750% senior noted due in 2023(1)	676	673	—
4.375% senior notes due in 2029(1)	1,214	1,201	1,206
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$18,640	$18,585	$17,170

(1)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $18,501 million at September 30, 2013 and $18,598 million at December 31, 2012. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,940 million in 2018 and thereafter.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Commercial Paper

        On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of September 30, 2013, we had $562 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 53 days, at a weighted average yield of 0.39%, which may be refinanced on a periodic basis as borrowings mature. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 63 days, at a weighted average yield of 0.54%. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011, was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of September 30, 2013, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At September 30, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes outstanding, jointly and severally with most of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper program.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (or approximately $250 million at the then current exchange rate) under the facility. As of September 30, 2013, Sky Brasil had borrowings of $85 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 2.73% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.23 / $1.00 at September 30, 2013.

        Borrowings under the BNDES facility mature as follows: $7 million in 2013, $37 million in 2014, $34 million in 2015 and $7 million in 2016. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $104 million based on the exchange rate at the time of purchase.

Restricted Cash

        Restricted cash of $7 million as of September 30, 2013 and $6 million as of December 31, 2012 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 5: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We record derivative financial instruments in the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Consolidated Balance Sheets as either assets or liabilities at fair value. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis. We measured no ineffectiveness for the three and nine months ended September 30, 2013 and September 30, 2012.

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$74	$—	$—	$17
Interest rate contracts	—	—	7	—

Total fair value of derivative financial instruments	$74	$—	$7	$17

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	September 30, 2013	December 31, 2012
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$1,858	$1,208
Interest rate contracts	500	—

Total notional amount of derivative financial instruments	$2,358	$1,208

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held cash collateral from counterparties of $6 million as of September 30, 2013 and we did not hold any cash collateral from counterparties as of December 31, 2012. We did not have any cash collateral posted with counterparties as of September 30, 2013 and December 31, 2012. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Cross-Currency Swap Contracts

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £750 million in aggregate principal of 4.375% senior notes due in 2029. On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million in aggregate principal of 2.750% senior notes due in 2023. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap contracts to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related hedged senior notes and have maturities ranging from May 2023 to September 2029.

        We calculate the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk.

        During the nine months ended September 30, 2013, DIRECTV U.S. recorded net remeasurement losses of $22 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $22 million ($13 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the nine months ended September 30, 2012, DIRECTV U.S. recorded net remeasurement losses of $5 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $5 million ($3 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations.

Interest Rate Contracts

        DIRECTV U.S. uses various interest rate derivatives, including forward-starting interest rate swaps, to protect against unfavorable interest rate changes related to forecasted issuances of debt. The objective of these arrangements is to hedge our exposure to the variability of future cash flows associated with the interest rate on future debt issuances. These interest rate swaps are designated and qualify as cash flow hedges.

        We calculate the fair value of the interest rate swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as swap rates and incorporating counterparty credit risk.

Note 6: Contingencies

Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares will be determined by mutual agreement or by an outside valuation

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

expert, and we have the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. As of September 30, 2013 and December 31, 2012, we estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $400 million. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value.

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

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of September 30, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $521 million, including cash of $579 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2013. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. As reported previously, DIRECTV U.S. received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints and have engaged in ongoing negotiations with FTC staff concerning these issues. The FTC staff has advised that they will refer this matter to the Commissioners to obtain authority to file suit if we are unable to agree upon a resolution of these issues.

        ECAD.    As previously reported, Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In the third quarter, Sky Brasil entered into an agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million in September 2013. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other", $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations. Sky Brasil had provided letters of credit related to this dispute in the amount of approximately $104 million, which have now been released. The settlement does not include any agreement as to royalties that will apply after December 31, 2013.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2013, the net book value of in-orbit satellites was $1,467 million, all of which was uninsured.

Other

        We are contingently liable under standby letters of credit and bonds in the aggregate amount of $171 million at September 30, 2013, excluding the letters of credit related to the ECAD dispute which have now been released.

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

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Revenues	$2	$1	$5	$3
Expenses	235	225	717	696

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2013	December 31, 2012
	(Dollars in Millions)
Accounts receivable	$31	$26
Accounts payable	98	90

Note 8: Stockholders' Deficit and Redeemable Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2013 and December 31, 2012, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. As of September 30, 2013, we had approximately $1,589 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2013	2012
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares	$3,273	$3,897
Average price per share	$56.46	$47.67
Number of shares repurchased and retired	58	82

        Of the $3,273 million in repurchases during the nine months ended September 30, 2013, $45 million were paid for in October 2013. Of the $3,897 million in repurchases during the nine months ended September 30, 2012, $96 million were paid for in October 2012. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for each of the periods presented:

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2013	586,839,817	$4,021	$(9,210)	$(242)	$(5,431)	$400
Net income			2,049		2,049	20	$2,069
Stock repurchased and retired	(57,961,428)	(397)	(2,876)		(3,273)
Stock options exercised and restricted stock units vested and distributed	1,974,496	(61)			(61)
Share-based compensation expense		79			79
Tax benefit from share-based compensation		24			24
Adjustment to the fair value of redeemable noncontrolling interest		6			6	(6)
Other		(1)			(1)
Other comprehensive loss				—	—	(14)

Balance as of September 30, 2013	530,852,885	$3,671	$(10,037)	$(242)	$(6,608)	$400

		Stockholders' Deficit
	Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$265
Net income			2,007		2,007	22	$2,029
Stock repurchased and retired	(81,713,828)	(567)	(3,330)		(3,897)
Stock options exercised and restricted stock units vested and distributed	2,162,030	(54)			(54)
Share-based compensation expense		77			77
Tax benefit from share-based compensation		30			30
Adjustment to the fair value of redeemable noncontrolling interest		7			7	(7)
Other		(1)			(1)
Other comprehensive loss				(62)	(62)	(15)

Balance as of September 30, 2012	611,754,897	$4,291	$(9,073)	$(218)	$(5,000)	$265

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	2013			2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	$(2)	$1	$(1)	$(2)	$1	$(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	19	(7)	12	15	(6)	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	2	(1)	1	—	—	—
Cash flows hedges:
Unrealized gains (losses) arising during the period	125	(47)	78	(51)	20	(31)
Reclassification adjustments included in net income	(99)	38	(61)	(5)	2	(3)
Foreign currency translation adjustments	(5)	2	(3)	(3)	1	(2)

Other comprehensive income (loss)	$40	$(14)	$26	$(46)	$18	$(28)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Nine Months Ended September 30,
	2013			2012
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	$(2)	$1	$(1)	$(2)	$1	$(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	19	(7)	12	15	(6)	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	2	(1)	1	—	—	—
Cash flows hedges:
Unrealized gains (losses) arising during the period	83	(32)	51	(51)	20	(31)
Reclassification adjustments included in net income	(22)	9	(13)	(5)	2	(3)
Foreign currency translation adjustments	(81)	30	(51)	(52)	20	(32)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(7)	3	(4)
Reclassification adjustment for net losses recognized during the period	2	(1)	1	—	—	—

Other comprehensive income (loss)	$1	$(1)	$—	$(102)	$40	$(62)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	12	38	(51)	1	—

Balance as of September 30, 2013	$(172)	$21	$(91)	$—	$(242)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Defined Benefit Plan Items	Losses on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$—	$(8)	$3	$(156)
Other comprehensive income (loss)	8	(34)	(32)	(4)	(62)

Balance as of September 30, 2012	$(143)	$(34)	$(40)	$(1)	$(218)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. During the nine months ended September 30, 2013, we excluded 0.9 million common stock awards from the computation of diluted EPS because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock awards from the computation of diluted EPS during the three months ended September 30, 2013 and the three and nine months ended September 30, 2012.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
September 30, 2013
Basic EPS
Net income attributable to DIRECTV	$699	541	$1.29
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$699	545	$1.28

September 30, 2012
Basic EPS
Net income attributable to DIRECTV	$565	624	$0.91
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$565	629	$0.90

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended
September 30, 2013
Basic EPS
Net income attributable to DIRECTV	$2,049	557	$3.68
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.03)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,049	562	$3.65

September 30, 2012
Basic EPS
Net income attributable to DIRECTV	$2,007	651	$3.08
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,007	655	$3.06

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
September 30, 2013
DIRECTV U.S.	$6,168	$2	$6,170	$987	$409	$1,396
Sky Brasil	883	—	883	169	184	353
PanAmericana	779	—	779	93	112	205

DIRECTV Latin America	1,662	—	1,662	262	296	558
Sports Networks, Eliminations and Other	50	(2)	48	(24)	3	(21)

Total	$7,880	$—	$7,880	$1,225	$708	$1,933

September 30, 2012
DIRECTV U.S.	$5,767	$2	$5,769	$876	$375	$1,251
Sky Brasil	868	—	868	122	133	255
PanAmericana	709	—	709	99	101	200

DIRECTV Latin America	1,577	—	1,577	221	234	455
Sports Networks, Eliminations and Other	72	(2)	70	(29)	9	(20)

Total	$7,416	$—	$7,416	$1,068	$618	$1,686

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended
September 30, 2013
DIRECTV U.S.	$17,897	$6	$17,903	$3,343	$1,225	$4,568
Sky Brasil	2,790	—	2,790	379	547	926
PanAmericana	2,286	—	2,286	139	328	467

DIRECTV Latin America	5,076	—	5,076	518	875	1,393
Sports Networks, Eliminations and Other	187	(6)	181	(44)	17	(27)

Total	$23,160	$—	$23,160	$3,817	$2,117	$5,934

September 30, 2012
DIRECTV U.S.	$16,909	$6	$16,915	$3,130	$1,116	$4,246
Sky Brasil	2,587	—	2,587	399	403	802
PanAmericana	1,983	—	1,983	295	271	566

DIRECTV Latin America	4,570	—	4,570	694	674	1,368
Sports Networks, Eliminations and Other	207	(6)	201	(37)	21	(16)

Total	$21,686	$—	$21,686	$3,787	$1,811	$5,598

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,933	$1,686	$5,934	$5,598
Depreciation and amortization	(708)	(618)	(2,117)	(1,811)

Operating profit	1,225	1,068	3,817	3,787
Interest income	15	17	56	40
Interest expense	(182)	(204)	(618)	(622)
Other, net	43	39	6	13

Income before income taxes	1,101	920	3,261	3,218
Income tax expense	(391)	(348)	(1,192)	(1,189)

Net income	710	572	2,069	2,029
Less: Net income attributable to noncontrolling interest	(11)	(7)	(20)	(22)

Net income attributable to DIRECTV	$699	$565	$2,049	$2,007

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

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, the condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012, and the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,170	$1,723	$(13)	$7,880
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,904	548	(11)	3,441
Subscriber service expenses	—	—	391	192	—	583
Broadcast operations expenses	—	—	68	32	(2)	98
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	756	185	—	941
Upgrade and retention costs	—	—	359	52	—	411
General and administrative expenses	12	—	296	165	—	473
Depreciation and amortization expense	—	—	409	299	—	708

Total operating costs and expenses	12	—	5,183	1,473	(13)	6,655

Operating profit (loss)	(12)	—	987	250	—	1,225
Equity in income of consolidated subsidiaries	706	820	—	—	(1,526)	—
Interest income	3	—	1	13	(2)	15
Interest expense	—	(206)	(1)	23	2	(182)
Other, net	—	—	6	37	—	43

Income before income taxes	697	614	993	323	(1,526)	1,101
Income tax benefit (expense)	2	38	(173)	(258)	—	(391)

Net income	699	652	820	65	(1,526)	710
Less: Net income attributable to noncontrolling interest	—	—	—	(11)	—	(11)

Net income attributable to DIRECTV	$699	$652	$820	$54	$(1,526)	$699

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$17,903	$5,306	$(49)	$23,160
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,147	1,808	(43)	9,912
Subscriber service expenses	—	—	1,102	572	—	1,674
Broadcast operations expenses	—	—	220	91	(6)	305
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,979	585	—	2,564
Upgrade and retention costs	—	—	1,002	151	—	1,153
General and administrative expenses	53	—	885	514	—	1,452
Venezuelan currency devaluation	—	—	—	166	—	166
Depreciation and amortization expense	—	—	1,225	892	—	2,117

Total operating costs and expenses	53	—	14,560	4,779	(49)	19,343

Operating profit (loss)	(53)	—	3,343	527	—	3,817
Equity in income of consolidated subsidiaries	2,082	2,530	—	—	(4,612)	—
Interest income	13	—	2	49	(8)	56
Interest expense	(1)	(613)	(2)	(10)	8	(618)
Other, net	(4)	—	22	(12)	—	6

Income before income taxes	2,037	1,917	3,365	554	(4,612)	3,261
Income tax benefit (expense)	12	152	(835)	(521)	—	(1,192)

Net income	2,049	2,069	2,530	33	(4,612)	2,069
Less: Net income attributable to noncontrolling interest	—	—	—	(20)	—	(20)

Net income attributable to DIRECTV	$2,049	$2,069	$2,530	$13	$(4,612)	$2,049

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$699	$652	$820	$65	$(1,526)	$710
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	—	78	—	—	—	78
Reclassification adjustments included in net income	—	(61)	—	—	—	(61)
Foreign currency translation adjustments	—	—	—	(3)	—	(3)

Other comprehensive income (loss)	12	17	—	(3)	—	26

Comprehensive income	711	669	820	62	(1,526)	736
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(11)	—	(11)

Comprehensive income attributable to DIRECTV	$711	$669	$820	$51	$(1,526)	$725

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
Cash flows hedges:
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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,049	$2,069	$2,530	$33	$(4,612)	$2,069
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	—	51	—	—	—	51
Reclassification adjustments included in net income	—	(13)	—	—	—	(13)
Foreign currency translation adjustments	—	—	—	(51)	—	(51)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period	—	—	—	1	—	1

Other comprehensive income (loss)	12	38	—	(50)	—	—

Comprehensive income (loss)	2,061	2,107	2,530	(17)	(4,612)	2,069
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(6)	—	(6)

Comprehensive income (loss) attributable to DIRECTV	$2,061	$2,107	$2,530	$(23)	$(4,612)	$2,063

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
Cash flows hedges:
Unrealized losses arising during the period	—	(31)	—	—	—	(31)
Reclassification adjustments included in net income	—	(3)	—	—	—	(3)
Foreign currency translation adjustments	—	—	—	(32)	—	(32)
Available for sale securities:
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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$872	$713	$2,906	$2,206	$(1,668)	$5,029
Satellites, net	—	—	1,820	623	—	2,443
Property and equipment, net	—	—	3,556	2,906	—	6,462
Goodwill	—	1,828	1,360	797	—	3,985
Intangible assets, net	—	—	525	405	—	930
Intercompany receivables	4,597	7,579	19,655	4,120	(35,951)	—
Investment in subsidiaries	(9,868)	17,412	—	(11,286)	3,742	—
Investments and other assets	105	151	259	1,423	(199)	1,739

Total assets	$(4,294)	$27,683	$30,081	$1,194	$(34,076)	$20,588

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$540	$742	$3,424	$2,291	$(1,668)	$5,329
Long-term debt	—	18,585	—	50	—	18,635
Deferred income taxes	—	34	1,429	270	(191)	1,542
Intercompany liabilities	1,356	19,655	7,579	7,361	(35,951)	—
Other liabilities and deferred credits	418	186	237	457	(8)	1,290
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	3,671	14	4,883	(9,009)	4,112	3,671
Retained earnings (accumulated deficit)	(10,037)	(11,555)	12,529	(497)	(477)	(10,037)
Accumulated other comprehensive income (loss)	(242)	22	—	(129)	107	(242)

Total stockholders' equity (deficit)	(6,608)	(11,519)	17,412	(9,635)	3,742	(6,608)

Total liabilities and stockholders' equity (deficit)	$(4,294)	$27,683	$30,081	$1,194	$(34,076)	$20,588

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$883	$884	$2,788	$2,039	$(1,040)	$5,554
Satellites, net	—	—	1,795	562	—	2,357
Property and equipment, net	—	—	3,290	2,748	—	6,038
Goodwill	—	1,828	1,349	886	—	4,063
Intangible assets, net	—	—	453	379	—	832
Intercompany receivables	4,382	6,152	16,355	3,703	(30,592)	—
Investment in subsidiaries	(8,687)	15,001	—	(10,915)	4,601	—
Investments and other assets	180	91	241	1,294	(95)	1,711

Total assets	$(3,242)	$23,956	$26,271	$696	$(27,126)	$20,555

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$384	$646	$3,526	$2,025	$(1,040)	$5,541
Long-term debt	—	17,170	—	—	—	17,170
Deferred income taxes	—	—	1,397	361	(86)	1,672
Intercompany liabilities	1,401	16,355	6,152	6,684	(30,592)	—
Other liabilities and deferred credits	404	131	195	482	(9)	1,203
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,021	12	4,802	(6,632)	1,818	4,021
Retained earnings (accumulated deficit)	(9,210)	(10,341)	10,199	(2,560)	2,702	(9,210)
Accumulated other comprehensive loss	(242)	(17)	—	(64)	81	(242)

Total stockholders' equity (deficit)	(5,431)	(10,346)	15,001	(9,256)	4,601	(5,431)

Total liabilities and stockholders' equity (deficit)	$(3,242)	$23,956	$26,271	$696	$(27,126)	$20,555

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,096	$1,568	$1,623	$1,701	$(1,633)	$4,355

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,327)	(1,144)	—	(2,471)
Cash paid for satellites	—	—	(154)	(122)	—	(276)
Investment in companies, net of cash acquired	—	—	(38)	(9)	—	(47)
Proceeds from sale of investments	117	—	12	11	—	140
Return of capital from subsidiary	1,567	—	—	—	(1,567)	—
Other, net	—	—	(67)	(91)	—	(158)

Net cash provided by (used in) investing activities	1,684	—	(1,574)	(1,355)	(1,567)	(2,812)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	90	—	—	—	90
Proceeds from short-term borrowings	—	441	—	—	—	441
Repayment of short-term borrowings	—	(327)	—	—	—	(327)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,390	—	94	—	1,484
Debt issuance costs	—	(8)	—	—	—	(8)
Repayment of long-term debt	—	—	—	(9)	—	(9)
Repayment of other long-term obligations	—	—	(18)	(30)	—	(48)
Common shares repurchased and retired	(3,228)	—	—	—	—	(3,228)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(51)	(10)	—	(61)
Excess tax benefit from share-based compensation	—	—	20	4	—	24
Other, net	—	6	—	—	—	6
Intercompany payments (funding)	265	—	3	(268)	—	—
Cash dividend to Parent	—	(3,200)	—	—	3,200	—

Net cash used in financing activities	(2,963)	(1,608)	(46)	(219)	3,200	(1,636)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	(183)	(40)	3	(60)	—	(280)
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at the end of the period	$225	$688	$14	$695	$—	$1,622

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,186	$1,822	$1,173	$1,616	$(1,664)	$4,133

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,048)	(1,112)	—	(2,160)
Cash paid for satellites	(6)	—	(139)	(86)	—	(231)
Investment in companies, net of cash acquired	—	—	(1)	(3)	—	(4)
Proceeds from sale of investments	—	—	24	—	—	24
Return of capital from subsidiary	3,336	—	—	—	(3,336)	—
Other, net	—	—	(1)	26	—	25

Net cash provided by (used in) investing activities	3,330	—	(1,165)	(1,175)	(3,336)	(2,346)

Cash flows from financing activities
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Proceeds from long-term debt	—	5,190	—	—	—	5,190
Debt issuance costs	—	(35)	—	—	—	(35)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Repayment of other long-term obligations	—	—	(15)	(25)	—	(40)
Common shares repurchased and retired	(3,828)	—	—	—	—	(3,828)
Stock options exercised	2	—	—	—	—	2
Taxes paid in lieu of shares issued for share-based compensation	—	—	(49)	(9)	—	(58)
Excess tax benefit from share-based compensation	—	—	25	5	—	30
Intercompany payments (funding)	154	—	14	(168)	—	—
Cash dividend to Parent	—	(5,000)	—	—	5,000	—

Net cash used in financing activities	(3,672)	(1,345)	(25)	(197)	5,000	(239)

Net increase (decrease) in cash and cash equivalents	844	477	(17)	244	—	1,548
Cash and cash equivalents at beginning of the period	129	228	4	512	—	873

Cash and cash equivalents at the end of the period	$973	$705	$(13)	$756	$—	$2,421

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on February 21, 2013, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 8, 2013, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 2, 2013, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2012:

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,880	$7,416	$23,160	$21,686
Total operating costs and expenses	6,655	6,348	19,343	17,899

Operating profit	1,225	1,068	3,817	3,787
Interest income	15	17	56	40
Interest expense	(182)	(204)	(618)	(622)
Other, net	43	39	6	13

Income before income taxes	1,101	920	3,261	3,218
Income tax expense	(391)	(348)	(1,192)	(1,189)

Net income	710	572	2,069	2,029
Less: Net income attributable to noncontrolling interest	(11)	(7)	(20)	(22)

Net income attributable to DIRECTV	$699	$565	$2,049	$2,007

Basic earnings attributable to DIRECTV per common share	$1.29	$0.91	$3.68	$3.08
Diluted earnings attributable to DIRECTV per common share	$1.28	$0.90	$3.65	$3.06
Weighted average number of total common shares outstanding (in millions):
Basic	541	624	557	651
Diluted	545	629	562	655

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	September 30, 2013	December 31, 2012
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$1,622	$1,902
Total current assets	5,029	5,554
Total assets	20,588	20,555
Total current liabilities	5,329	5,541
Long-term debt	18,635	17,170
Redeemable noncontrolling interest	400	400
Total stockholders' deficit	(6,608)	(5,431)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,225	$1,068	$3,817	$3,787
Add: Depreciation and amortization expense	708	618	2,117	1,811

Operating profit before depreciation and amortization	$1,933	$1,686	$5,934	$5,598

Operating profit before depreciation and amortization margin	24.5%	22.7%	25.6%	25.8%
Cash flow information
Net cash provided by operating activities	$1,345	$1,109	$4,355	$4,133
Net cash used in investing activities	(1,133)	(771)	(2,812)	(2,346)
Net cash used in financing activities	(955)	(49)	(1,636)	(239)
Free cash flow(2)
Net cash provided by operating activities	1,345	1,109	4,355	4,133
Less: Cash paid for property and equipment	(891)	(743)	(2,471)	(2,160)
Less: Cash paid for satellites	(82)	(47)	(276)	(231)

Free cash flow	$372	$319	$1,608	$1,742

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
September 30, 2013
DIRECTV U.S.	$6,170	78.3%	$987	$409	$1,396
Sky Brasil	883	11.2%	169	184	353
PanAmericana	779	9.9%	93	112	205

DIRECTV Latin America	1,662	21.1%	262	296	558
Sports Networks, Eliminations and Other	48	0.6%	(24)	3	(21)

Total	$7,880	100.0%	$1,225	$708	$1,933

September 30, 2012
DIRECTV U.S.	$5,769	77.8%	$876	$375	$1,251
Sky Brasil	868	11.7%	122	133	255
PanAmericana	709	9.6%	99	101	200

DIRECTV Latin America	1,577	21.3%	221	234	455
Sports Networks, Eliminations and Other	70	0.9%	(29)	9	(20)

Total	$7,416	100.0%	$1,068	$618	$1,686

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended
September 30, 2013
DIRECTV U.S.	$17,903	77.3%	$3,343	$1,225	$4,568
Sky Brasil	2,790	12.0%	379	547	926
PanAmericana	2,286	9.9%	139	328	467

DIRECTV Latin America	5,076	21.9%	518	875	1,393
Sports Networks, Eliminations and Other	181	0.8%	(44)	17	(27)

Total	$23,160	100.0%	$3,817	$2,117	$5,934

September 30, 2012
DIRECTV U.S.	$16,915	78.0%	$3,130	$1,116	$4,246
Sky Brasil	2,587	11.9%	399	403	802
PanAmericana	1,983	9.2%	295	271	566

DIRECTV Latin America	4,570	21.1%	694	674	1,368
Sports Networks, Eliminations and Other	201	0.9%	(37)	21	(16)

Total	$21,686	100.0%	$3,787	$1,811	$5,598

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States. As of September 30, 2013, DIRECTV U.S. had approximately 20.2 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of September 30, 2013, PanAmericana had approximately 6.1 million subscribers, Sky Brasil had approximately 5.3 million subscribers and Sky Mexico had approximately 5.9 million subscribers.

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

DIRECTV

Senior Notes

Nine Months Ended September 30, 2013 Financing Transactions

        In January 2013, DIRECTV U.S. issued $750 million of senior notes resulting in $743 million proceeds, net of an original issue discount.

        In May 2013, DIRECTV U.S. issued €500 million ($650 million) of senior notes resulting in €497 million ($646 million) of proceeds, net of an original issue discount. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related senior notes and the cross-currency swaps have maturities extending through May 2023.

Nine Months Ended September 30, 2012 Financing Transactions

        In March 2012, DIRECTV U.S. issued $4 billion of senior notes resulting in $3,996 million of proceeds, net of an original issue discount.

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

        In September 2012, DIRECTV U.S. issued £750 million ($1,208 million) of senior notes resulting in £742 million ($1,194 million) of proceeds, net of an original issue discount. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related hedged senior notes and the cross-currency swaps have maturities extending through September 2029.

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

DIRECTV

ECAD

        As previously reported, Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In the third quarter, Sky Brasil entered into an agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million in September 2013. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other", $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations. Sky Brasil had provided letters of credit related to this dispute in the amount of approximately $104 million, which have now been released. The settlement does not include any agreement as to royalties that will apply after December 31, 2013.

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

DIRECTV

        Upgrade and Retention Costs.    Upgrade and retention costs are associated with upgrade efforts for existing subscribers that we believe will result in higher average monthly revenue per subscriber, or ARPU, and lower churn. Our upgrade efforts include subscriber equipment upgrade programs for advanced receivers and similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. Set-top receivers leased to existing subscribers under upgrade and retention programs are capitalized in "Property and equipment, net" in the Consolidated Balance Sheets and depreciated over their estimated useful lives. The amount of set-top receivers capitalized each period for upgrade and retention programs is included in "Cash paid for property and equipment" in the Consolidated Statements of Cash Flows.

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

EXECUTIVE OUTLOOK

        DIRECTV Latin America.    We previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 that at DIRECTV Latin America we expected net subscriber additions to be in the range of 1.5 million to 1.75 million. We now expect net subscriber additions to be below 1.5 million primarily as a result of higher than expected churn in Brazil, as well as lower gross additions related to certain limitations on importing set-top receivers for new customers in Venezuela and lower subscriber additions in Argentina and Brazil associated with stricter credit and sales filters.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,170	$5,769	$401	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,904	2,685	219	8.2%
Subscriber service expenses	391	390	1	0.3%
Broadcast operations expenses	68	74	(6)	(8.1)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	756	757	(1)	(0.1)%
Upgrade and retention costs	359	340	19	5.6%
General and administrative expenses	296	272	24	8.8%
Depreciation and amortization expense	409	375	34	9.1%

Total operating costs and expenses	5,183	4,893	290	5.9%

Operating profit	$987	$876	$111	12.7%

Operating profit margin	16.0%	15.2%	—	—
Other data:
Operating profit before depreciation and amortization	$1,396	$1,251	$145	11.6%
Operating profit before depreciation and amortization margin	22.6%	21.7%	—	—
Total number of subscribers (in thousands)	20,160	19,981	179	0.9%
ARPU	$102.37	$96.41	$5.96	6.2%
Average monthly subscriber churn %	1.61%	1.74%	—	(7.5)%
Gross subscriber additions (in thousands)	1,109	1,107	2	0.2%
Subscriber disconnections (in thousands)	970	1,040	(70)	(6.7)%
Net subscriber additions (in thousands)	139	67	72	NM *
Average subscriber acquisition costs—per subscriber (SAC)	$853	$850	$3	0.4%
Capital expenditures:
Property and equipment	$155	$137	$18	13.1%
Subscriber leased equipment—subscriber acquisitions	190	184	6	3.3%
Subscriber leased equipment—upgrade and retention	162	79	83	NM *
Satellites	46	23	23	100.0%

Total capital expenditures	$553	$423	$130	30.7%

*
Percentage not meaningful.

DIRECTV

        Subscribers.    In the third quarter of 2013, net subscriber additions increased primarily due to lower churn as compared to the third quarter of 2012. In the third quarter of 2012, churn was unfavorably impacted by a contract dispute with a large programmer that resulted in the removal of several channels from our service for nine days. Gross subscriber additions remained relatively flat due to a continued focus on attaining higher quality subscribers, as well as a more challenging competitive environment and mature industry.

        Revenues.    DIRECTV U.S. revenues increased in the third quarter of 2013 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for a new enhanced warranty program, higher warranty program subscribers and higher pay per view revenues due to the timing of events. This increase was partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to higher revenues, partially offset by higher broadcast programming and other costs. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base.

        Operating profit before depreciation and amortization margin increased in the third quarter of 2013 as compared to the third quarter of 2012 driven primarily by the incremental margin generated by higher revenues combined with mostly unchanged subscriber acquisition costs due to the flat gross subscriber additions. The margin improvement was also driven by relatively unchanged subscriber services expenses and broadcast operations expenses mainly due to productivity improvements and disciplined cost management. These margin improvements were partially offset by relatively higher broadcast programming costs mostly related to annual program supplier rate increases.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2013 as compared to the third quarter of 2012 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Three Months Ended and As of September 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,662	$1,577	$85	5.4%
Operating profit before depreciation and amortization	558	455	103	22.6%
Operating profit before depreciation and amortization margin	33.6%	28.9%	—	—
Operating profit	$262	$221	$41	18.6%
Operating profit margin	15.8%	14.0%	—	—
Other data:
ARPU	$49.42	$55.97	$(6.55)	(11.7)%
Average monthly total subscriber churn %	2.27%	1.91%	—	18.8%
Average monthly post-paid subscriber churn %	1.93%	1.54%	—	25.3%
Total number of subscribers (in thousands)(1)	11,337	9,666	1,671	17.3%
Gross subscriber additions (in thousands)(1)(2)	1,023	1,081	(58)	(5.4)%
Net subscriber additions (in thousands)(1)(2)	260	543	(283)	(52.1)%
Capital expenditures:
Property and equipment	$62	$40	$22	55.0%
Subscriber leased equipment—subscriber acquisitions	228	195	33	16.9%
Subscriber leased equipment—upgrade and retention	93	107	(14)	(13.1)%
Satellites	32	22	10	45.5%

Total capital expenditures	$415	$364	$51	14.0%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Gross and net subscriber additions exclude 7,000 subscribers acquired in transactions in Brazil during the third quarter of 2012.

        Subscribers.    In the third quarter of 2013 net subscriber additions decreased due to lower gross subscriber additions and higher average monthly churn primarily in Brazil. The decrease in gross subscriber additions was primarily a result of a certain limitations on importing set-top receivers for new customers in Venezuela, as well as lower post-paid subscriber additions in Argentina and Brazil mostly associated with challenging economic conditions and stricter credit and sales filters. The decrease was partially offset by improved gross additions in Chile and Colombia due to greater middle market demand. Total average monthly churn increased mainly as a result of higher churn in Brazil primarily related to the effect of a higher mix of middle market subscribers, along with more challenging economic and competitive conditions.

        Revenues.    Revenues increased in the third quarter of 2013 primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the bolivar in February 2013 and unfavorable exchange rates in Argentina and Brazil. Excluding the impact of foreign currency exchange rates, ARPU increased 3.7% in the third quarter of 2013 primarily due to price increases and increased upgrades including advanced receiver services, partially offset by the effect of increased penetration of lower ARPU middle market subscribers.

DIRECTV

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the third quarter of 2013 as compared to the third quarter of 2012 primarily due to higher revenues and lower broadcast programming and other costs, partially offset by higher subscriber service expenses, primarily in PanAmericana related to the larger subscriber base. The lower broadcast programming and other costs are primarily related to the settlement of the ECAD dispute in Brazil, partially offset by higher programming costs related to inflationary pressure in Venezuela and costs related to special events.

        Operating profit before depreciation and amortization margin increased in the third quarter of 2013 as compared to the third quarter of 2012 driven primarily by the incremental margin generated by higher revenues combined with relatively lower broadcast programming and other expenses due to the ECAD settlement, as well as unchanged subscriber acquisition costs, in part due to lower gross subscriber additions. These margin improvements were partially offset by relatively higher upgrade and retention costs and subscriber service expenses primarily in PanAmericana.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2013 as compared to the third quarter of 2012 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and higher subscriber churn in Brazil.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $15 million in the third quarter of 2013 and $17 million in the third quarter of 2012.

        Interest expense.    The decrease in interest expense to $182 million in the third quarter of 2013 from $204 million in the third quarter of 2012 was primarily a result of the settlement of the ECAD dispute, partially offset by the impact of a higher average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
	2013	2012	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$30	$33	$(3)
Net foreign currency transaction loss	(9)	(2)	(7)
Net gains from sale of investments	—	11	(11)
Fair-value gain (loss) on non-employee stock options	2	(2)	4
ECAD settlement gain	21	—	21
Other	(1)	(1)	—

Total	$43	$39	$4

        Income Tax Expense.    We recognized income tax expense of $391 million for the third quarter of 2013 compared to $348 million for the third quarter of 2012. The effective tax rate for the third quarter of 2013 was 35.5% compared to 37.8% for the third quarter of 2012, primarily due to the recognition of uncertain tax benefits as a result of the expiration of the statute of limitations.

DIRECTV

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended September 30,
	2013	2012
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.29	$0.91
Diluted earnings attributable to DIRECTV per common share	$1.28	$0.90
Weighted average number of common shares outstanding:
Basic	541	624
Diluted	545	629

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

DIRECTV

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$17,903	$16,915	$988	5.8%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,147	7,549	598	7.9%
Subscriber service expenses	1,102	1,096	6	0.5%
Broadcast operations expenses	220	229	(9)	(3.9)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,979	2,017	(38)	(1.9)%
Upgrade and retention costs	1,002	930	72	7.7%
General and administrative expenses	885	848	37	4.4%
Depreciation and amortization expense	1,225	1,116	109	9.8%

Total operating costs and expenses	14,560	13,785	775	5.6%

Operating profit	$3,343	$3,130	$213	6.8%

Operating profit margin	18.7%	18.5%	—	—
Other data:
Operating profit before depreciation and amortization	$4,568	$4,246	$322	7.6%
Operating profit before depreciation and amortization margin	25.5%	25.1%	—	—
Total number of subscribers (in thousands)	20,160	19,981	179	0.9%
ARPU	$99.00	$94.27	$4.73	5.0%
Average monthly subscriber churn %	1.53%	1.57%	—	(2.5)%
Gross subscriber additions (in thousands)	2,841	2,911	(70)	(2.4)%
Subscriber disconnections (in thousands)	2,765	2,815	(50)	(1.8)%
Net subscriber additions (in thousands)	76	96	(20)	(20.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$878	$852	$26	3.1%
Capital expenditures:
Property and equipment	$420	$377	$43	11.4%
Subscriber leased equipment—subscriber acquisitions	515	462	53	11.5%
Subscriber leased equipment—upgrade and retention	392	209	183	87.6%
Satellites	154	139	15	10.8%

Total capital expenditures	$1,481	$1,187	$294	24.8%

DIRECTV

        Subscribers.    In the nine months ended September 30, 2013, net subscriber additions decreased due to lower gross subscriber additions associated with a continued focus on attaining higher quality subscribers, as well as a more challenging competitive environment and mature industry. This decrease was partially offset by lower average monthly subscriber churn as compared to the nine months ended September 30, 2012. In the third quarter of 2012, churn was unfavorably impacted by a contract dispute with a large programmer that resulted in the removal of several channels from our service for nine days. The lower average monthly subscriber churn is also due to continued investments in subscriber loyalty programs and customer service improvement initiatives.

        Revenues.    DIRECTV U.S. revenues increased in the nine months ended September 30, 2013 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for a new enhanced warranty program, higher warranty program subscribers and increased commercial revenues. This increase was partially offset by one less week of NFL SUNDAY TICKETTM revenues and increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 primarily due to higher revenues, partially offset by higher broadcast programming and other costs and higher upgrade and retention costs. Broadcast programming and other costs increased primarily due to annual program supplier rate increases, a larger subscriber base and increased costs associated with providing the expanded warranty program, partially offset by one less week of NFL SUNDAY TICKET programming costs. Upgrade and retention costs increased in the nine months ended September 30, 2013 primarily due to a larger number of subscriber upgrades to advanced products related to customer loyalty initiatives.

        Operating profit before depreciation and amortization margin increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 driven by the incremental margin generated by higher revenues combined with lower subscriber acquisition costs and mostly unchanged subscriber service expenses. Subscriber acquisition costs decreased primarily due to lower gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added. Subscriber service expenses remained relatively unchanged due to continued improvement and efficiency initiatives. These margin improvements were partially offset by relatively higher broadcast programming costs mostly related to annual supplier rate increases.

        Operating profit.    Operating profit and operating profit margin increased in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for consolidated DIRECTV Latin America operations:

	Nine Months Ended and As of September 30,		Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,076	$4,570	$506	11.1%
Operating profit before depreciation and amortization(1)	1,393	1,368	25	1.8%
Operating profit before depreciation and amortization margin(1)	27.4%	29.9%	—	—
Operating profit(1)	$518	$694	$(176)	(25.4)%
Operating profit margin(1)	10.2%	15.2%	—	—
Other data:
ARPU(2)	$51.68	$57.83	$(6.15)	(10.6)%
Average monthly total subscriber churn %(2)	2.43%	1.84%	—	32.1%
Average monthly post-paid subscriber churn %(2)	2.18%	1.51%	—	44.4%
Total number of subscribers (in thousands)(2)(3)	11,337	9,666	1,671	17.3%
Gross subscriber additions (in thousands)(3)(4)	3,393	3,234	159	4.9%
Net subscriber additions (in thousands)(2)(3)(4)	1,008	1,781	(773)	(43.4)%
Capital expenditures:
Property and equipment	$142	$167	$(25)	(15.0)%
Subscriber leased equipment—subscriber acquisitions	675	619	56	9.0%
Subscriber leased equipment—upgrade and retention	326	324	2	0.6%
Satellites	112	86	26	30.2%

Total capital expenditures	$1,255	$1,196	$59	4.9%

(1)
These amounts include the impact of the $166 million Venezuelan currency devaluation charge.

(2)
Based on the results of an internal investigation, we have determined that, beginning in 2012, certain employees of Sky Brasil directed activities which are inconsistent with Sky Brasil's authorized policies for subscriber retention and churn management. These activities had the effect of artificially reducing churn and increasing the Sky Brasil subscriber base during portions of 2012 and 2013. As a result, subscribers who would have previously ceased receiving Sky Brasil service have been terminated as subscribers pursuant to Sky Brasil's authorized policies. We estimate that as of March 31, 2013, our subscriber count would have been approximately 200,000 lower than the number of subscribers previously reported if the identified improper actions had not been taken. See the Current Report on Form 8-K filed with the SEC on June 27, 2013 for further details. Prior year results for subscribers, churn and ARPU have not been adjusted for the findings of this investigation.

(3)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(4)
Gross and net subscriber additions exclude 1,000 subscribers acquired in transactions in Brazil during 2013 and 14,000 subscribers acquired in transactions in Brazil during 2012.

        Subscribers.    In the nine months ended September 30, 2013 net subscriber additions decreased as the higher gross subscriber additions were more than offset by higher average churn primarily in Brazil.

DIRECTV

The increase in gross subscriber additions was primarily due to improved gross additions in Chile and Colombia due to greater middle market demand. Total average monthly churn increased primarily as a result of higher churn in Brazil related to the improper crediting of certain subscriber accounts and associated corrective actions described above, as well as challenging economic and competitive conditions. The higher average monthly churn in Brazil was also impacted by the effect of a higher mix of middle market subscribers.

        Revenues.    Revenues increased in the nine months ended September 30, 2013, primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the bolivar in February 2013 and unfavorable exchange rates in Argentina and Brazil. Excluding the impact of foreign currency exchange rates, ARPU increased 2.4% in the nine months ended September 30, 2013 primarily due to price increases and increased upgrades including advanced receiver services, partially offset by the effect of increased penetration of lower ARPU middle market subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012, primarily due to higher revenues, partially offset by the $166 million charge related to the devaluation of the bolivar in February 2013, higher broadcast programming costs and higher subscriber service expenses related to the larger subscriber base, and increased general and administrative expenses related to higher infrastructure costs associated with the larger subscriber base. The impact of the higher broadcast programming costs was partially offset by the settlement of the ECAD dispute in Brazil in the third quarter of 2013.

        Operating profit before depreciation and amortization margin decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 as higher revenues were more than offset by the impact of the $166 million charge related to the devaluation of the bolivar in February 2013, as well as by relatively higher subscriber service expenses and general and administrative expenses primarily in PanAmericana. These decreases in the margin were partially offset by relatively lower broadcast programming and other expenses primarily related to the settlement of the ECAD dispute in Brazil in the third quarter of 2013.

        Operating profit.    Operating profit and operating profit margin decreased in the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. These decreases were primarily due to a decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and higher depreciation associated with capitalized installation costs and subscriber leased equipment related to the higher subscriber churn in Brazil discussed above.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $56 million in the nine months ended September 30, 2013 and $40 million in the nine months ended September 30, 2012.

        Interest expense.    The decrease in interest expense to $618 million in the nine months ended September 30, 2013 from $622 million in the nine months ended September 30, 2012 was primarily a result of the settlement of the ECAD dispute, partially offset by the impact of a higher average debt balance.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
	2013	2012	$
	(Dollars in Millions)
DSN Northwest deconsolidation charge	$(59)	$—	$(59)
Equity in earnings from unconsolidated affiliates	86	107	(21)
Net foreign currency transaction loss	(42)	(32)	(10)
Net gains from sale of investments	8	11	(3)
Fair-value loss on non-employee stock options	(2)	(5)	3
Loss on early extinguishment of debt	—	(64)	64
ECAD settlement gain	21	—	21
Other	(6)	(4)	(2)

Total	$6	$13	$(7)

        Income Tax Expense.    We recognized income tax expense of $1,192 million for the nine months ended September 30, 2013 compared to $1,189 million for the nine months ended September 30, 2012. The effective tax rate for the nine months ended September 30, 2013 was 36.6% compared to 36.9% for the nine months ended September 30, 2012, primarily due to benefits recorded for settlement with state taxing authorities and the expiration of the statute of limitations, partially offset by the unfavorable tax impacts of the Venezuela currency devaluation and the DSN Northwest Transaction.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Nine Months Ended September 30,
	2013	2012
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$3.68	$3.08
Diluted earnings attributable to DIRECTV per common share	$3.65	$3.06
Weighted average number of common shares outstanding:
Basic	557	651
Diluted	562	655

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of September 30, 2013, there were no borrowings outstanding under the revolving credit facilities. On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of September 30, 2013, we had

DIRECTV

$562 million of short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion. In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (approximately $250 million at the then current exchange rate) under the facility.

        As of September 30, 2013, our cash and cash equivalents totaled $1,622 million compared to $1,902 million at December 31, 2012. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.94 at September 30, 2013 and 1.00 at December 31, 2012.

Cash Flows Provided by Operating Activities

        Net cash provided by operating activities increased to $4,355 million for the nine months ended September 30, 2013 from $4,133 million for the nine months ended September 30, 2012. The increase is primarily a result of an increase in net income.

Cash Flows Used in Investing Activities

        Net cash used in investing activities increased to $2,812 million for the nine months ended September 30, 2013 from $2,346 million for the nine months ended September 30, 2012. The increase resulted primarily from higher capital expenditures for subscriber leased set-top receivers due to increased demand for advanced products at DIRECTV U.S. and the growing subscriber base at DIRECTV Latin America, as well as increased infrastructure expenditures at DIRECTV U.S. The increase was also as result of the acquisition of spectrum licenses at DIRECTV Latin America and new patent licenses at DIRECTV U.S. The increase was partially offset by proceeds received in April 2013 from the partial sale of our equity method investment in GSN that occurred in December 2012.

Cash Flow Used in Financing Activities

        Net cash used in financing activities increased to $1,636 million for the nine months ended September 30, 2013 from $239 million for the nine months ended September 30, 2012. The increase is primarily due to a decrease in the net proceeds from long-term debt, partially offset by a reduction in common shares repurchased and retired and an increase in net proceeds from short-term borrowings.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorization and approved a new authorization for up to $4 billion for repurchases of our common stock. During the nine months ended September 30, 2013, we repurchased and retired 58 million common shares for $3,273 million, at an average price of $56.46. As of September 30, 2013, we had approximately $1,589 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

DIRECTV

Debt

        At September 30, 2013, we had $19,232 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S., and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 to the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2012 Form 10-K.

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

        Senior Notes.    At September 30, 2013, DIRECTV U.S.' senior notes had a carrying value of $18,585 million and a weighted-average interest rate of 4.46%. Our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017 and $12,940 million in 2018 and thereafter.

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

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of September 30, 2013, we had $562 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 53 days, at a weighted average yield of 0.39%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion, revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion, revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial

DIRECTV

paper program are limited to $2.5 billion. As of September 30, 2013, there were no borrowings outstanding under the new revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At September 30, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

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

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper program.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. Our Board of Directors has approved borrowings of up to R$500 million (or approximately $250 million at the then

DIRECTV

current exchange rate) under the facility. As of September 30, 2013, Sky Brasil had borrowings of $85 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 2.73% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.23 / $1.00 at September 30, 2013.

        Borrowing under the BNDES facility mature as follows: $7 million in 2013, $37 million in 2014 and $34 million in 2015 and $7 million in 2016. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $104 million based on the exchange rate at the time of purchase.

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

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. At such time that exchange controls are eased, accumulated cash balances may ultimately be repatriated at less than their currently reported value. As of September 30, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $521 million, including cash of $579 million, based on the official exchange rate of 6.3 bolivars per U.S. dollar at that time.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2013, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2012. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $305 million as of September 30, 2013. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2013	2014-2015	2016-2017	2018 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$29,014	$61	$3,868	$4,861	$20,224
Purchase obligations(b)	5,289	593	3,270	712	714
Operating lease obligations(c)	943	27	187	175	554
Capital lease obligations(d)	1,440	27	241	274	898

Total	$36,686	$708	$7,566	$6,022	$22,390

(a)
Long-term debt obligations include interest calculated based on the rates in effect at September 30, 2013, however, the obligations do not reflect potential prepayments required under indentures.

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

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2013. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2013 or subsequent thereto, but before the filing of the report, are summarized below:

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

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases. As reported previously, DIRECTV U.S. received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints and have engaged in ongoing negotiations with FTC staff concerning these issues. Recently, the FTC staff has advised that they will refer this matter to the Commissioners to obtain authority to file suit if we are unable to agree upon a resolution of these issues.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceedings were terminated during the third quarter ended September 30, 2013 or subsequent thereto, but before the filing of the report:

        Pegasus Development Corporation and Personalized Media Communications L.L.C.    As previously reported, in December 2000, Pegasus Development Corporation, or Pegasus, and Personalized Media Communications L.L.C., or PMC, filed suit in the United States District Court for the District of Delaware against DIRECTV and others alleging infringement of certain United States patents. An agreement in principle was reached in May 2013 by which, in exchange for a cash payment by DIRECTV, all claims asserted in the suit were resolved, a license under all current and future patents owned or controlled by PMC was granted to DIRECTV, and certain rights formerly owned by Pegasus under the PMC patents were assigned to DIRECTV. A settlement and license agreement was executed on July 16, 2013, the cash payment was then made and the suit was dismissed on July 26, 2013. The settlement did not have a material effect on our consolidated financial position or results of operations.

        ECAD.    As previously reported, Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In the third quarter, Sky Brasil entered into an

DIRECTV

agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million in September 2013. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other", $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations. Sky Brasil had provided letters of credit related to this dispute in the amount of approximately $104 million, which have now been released. The settlement does not include any agreement as to royalties that will apply after December 31, 2013.

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2013 our Board of Directors terminated the remaining balance available under the previous authorizations and approved a new authorization for up to $4 billion for repurchases of our common stock. As of September 30, 2013, we had approximately $1,589 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended September 30, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
July 1-31, 2013	4	$63.87	4	$2,644
August 1-31, 2013	10	59.25	10	2,034
September 1-30, 2013	7	60.27	7	1,589

Total	21	60.36	21	1,589

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: November 6, 2013	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document