Form 10-K
period 2013-12-31
DIRECTV
filed 2014-02-24
CIK 1465112

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	26-4772533 (I.R.S. Employer Identification No.)
2260 East Imperial Highway, El Segundo, California (Address of Principal Executive Offices)	90245 (Zip Code)

Registrant's telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $34,022,895,210.

          As of February 13, 2014, the registrant had outstanding 509,472,638 shares of common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders to be held on April 29, 2014	Part I, Item 4 Part III, Items 10 through 14

Page No.
Part I
Item 1. Business	2
Item 1A. Risk Factors	25
Item 1B. Unresolved Staff Comments	36
Item 2. Properties	36
Item 3. Legal Proceedings	36
Item 4. Mine Safety Disclosures	37
Part II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6. Selected Financial Data	39
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	40
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	68
Item 8. Financial Statements and Supplementary Data	70
Report of Independent Registered Public Accounting Firm	70
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	71
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	72
Consolidated Balance Sheets for the Years Ended December 31, 2013 and 2012	73
Consolidated Statements of Changes in Stockholders' Deficit and Redeemable Noncontrolling Interest for the Years Ended December 31, 2013, 2012 and 2011	74
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	75
Notes to the Consolidated Financial Statements	77
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	126
Item 9A. Controls and Procedures	126
Item 9B. Other Information	128
Part III
Item 10. Directors, Executive Officers and Corporate Governance	128
Item 11. Executive Compensation	128
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	128
Item 13. Certain Relationships and Related Transactions, and Director Independence	128
Item 14. Principal Accounting Fees and Services	128
Part IV
Item 15. Exhibits, Financial Statement Schedules	128
Signatures	135

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2014 financial results, liquidity and capital resources.

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

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, or RSNs, hold a minority ownership interest in ROOT SPORTS™ Northwest and own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investments in GSN and ROOT SPORTS Northwest using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2013, DIRECTV U.S. had approximately 20.3 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana and Other segment. As of December 31, 2013, PanAmericana had approximately 6.2 million subscribers, Sky Brasil had approximately 5.4 million subscribers and Sky Mexico had approximately 6.0 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and a regional sports network based in Seattle, Washington in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT SPORTS. As discussed in Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, on April 16, 2013, DSN transferred 100% of its interest in the regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. The Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

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

DIRECTV

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

DIRECTV U.S.

        Through DIRECTV U.S., we provide approximately 20.3 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or VOD, by "pushing" top-rated movies onto customers' digital video recorders, or DVRs, for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service. In addition, our subscribers have the ability to use directv.com or our mobile applications for smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry, including over 195 national high-definition, or HD, television channels and two dedicated 3D channels. In addition, we offer VOD service, named DIRECTV CINEMA®, which provides a selection of over 12,000 movie and television programs to our broadband-connected subscribers. Through directv.com our subscribers have access to over 19,000 movie and television programs. As of December 31, 2013, we provided local channel coverage to markets covering over 99% of U.S. television households, 99% in HD.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service through the 2014 season, including rights to provide related broadband, HD, VOD, interactive and mobile services.

        To subscribe to the DIRECTV® service, subscribers sign up for our service directly through us or our national retailers, independent satellite television retailers or dealers, or regional telephone companies, which we refer to as telcos. We or one of our home service providers or dealers generally install the receiving equipment. The receiving equipment, which we refer to as a DIRECTV® System, consists of a receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. After acquiring and installing a DIRECTV System, subscribers activate the DIRECTV service by contacting us and subscribing to one of our programming packages that are tailored to appeal to specific segments of existing and potential customers.

Key Strengths

  •
  Large Subscriber Base.  We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, installation and repair, broadcast operations and general and administrative services.

  •
  Leading Brand Name.  We commissioned a study in 2013 which indicated that 95% of consumers in the United States recognized the DIRECTV brand name. We believe the strength of our brand name is an important factor in our ability to attract new subscribers and retain existing subscribers. In addition, we believe our

DIRECTV

    recognized brand name enhances our ability to secure strategic alliances with programmers, distributors and other technology and service providers.

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, original series content such as ROGUE and FULL CIRCLE™, international programming, premium channels, regional sports networks and one of the most extensive national HD offerings currently available in the industry. In addition, we believe that we offer one of the most comprehensive collections of sports programming content available both inside and outside of the home, highlighted by the NFL SUNDAY TICKET MAX package.

  •
  High-Quality Digital Picture and Sound, Including HD and 3D Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and sound. We believe this compares favorably with cable providers, as DIRECTV's picture quality has consistently been rated higher than cable in J.D. Power and Associates annual survey. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large collection of 1080p HD movies. Also, we currently offer 3D programming on two dedicated channels. In the future, we expect to carry Ultra High Definition, UHD, or 4K programming—the next generation of improved picture quality.

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

  •
  Technology.  We devote considerable resources to improving our set-top receivers, including the middleware for our receivers, as well as developing new services. For example in 2013, we introduced the next generation DIRECTV Genie™, a premium high-definition whole-home DVR service with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously while viewing and controlling content from one DVR to four different locations in the house at the same time with the appropriate equipment. Our new DIRECTV Genie is our fastest DVR to date and comes equipped with a unique personalized recommendation engine, the ability to create a customizable sports portal for your favorite teams, interactive smart applications and built in Wi-Fi. In 2013, we also enhanced the search and discovery functionality on our high-definition user interface, or HD UI, with the launch of voice search as well as with the creation of our new sports portal. In addition, we continue to evolve our platform to meet our subscribers' desire to view quality content where they want it most. For example, we expanded access to our live streaming content offerings on certain devices both inside and outside of the home and increased the programming available for subscribers to watch provided they are connected to the Internet. In 2013, we also enriched the quality of the multi-screen experience with the introduction of instant highlights, alerts, play-by-play statistics and fantasy integration for sports programming, such as the NFL SUNDAY TICKET.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher than the largest national cable providers in customer satisfaction for thirteen consecutive years in the American Customer Satisfaction Index. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

  •
  Valuable Orbital Slots and Satellite-Based Technology.  We believe our regulatory authorization to use desirable orbital slots and broadcast spectrum helps sustain our position as one of the leading companies in the MVPD industry. Our satellite-based service provides us with many advantages over ground-based cable television services. We have the ability to distribute hundreds

DIRECTV

    of channels to millions of recipients nationwide with minimal incremental infrastructure cost per additional subscriber. In addition, we have comprehensive coverage to areas with low population density in the United States and the ability to quickly introduce new services to a large number of subscribers.

    We hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been launched into these orbital slots have substantially increased our channel capacity, allowing us to provide one of the most extensive HD channel offerings currently available across the United States. In addition, we hold licenses to broadcast our services from 46 of 96 Ku-Band DBS frequencies spread over three orbital slots (101° WL, 110° WL and 119° WL). The ability to maintain FCC licenses and other regulatory approvals, and to minimize potential interference from potential additional DBS "tweener" slots is critical to our business. See "Government Regulation-FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors."

  •
  Strong Balance Sheet.  We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve stockholder value. We have repurchased approximately $29.7 billion of our common stock over the last eight years, retiring approximately 65% of shares as of December 31, 2013, and our Board of Directors has approved a new $3.5 billion share repurchase program.

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

  •
  Transform the Customer Service Experience.  The greatest opportunity we have to create value is to delight and earn the enthusiastic loyalty of our approximately 20.3 million subscribers in the United States. We have implemented systems to measure and monitor our customer feedback regularly to continuously improve customer satisfaction. One way we do so is by measuring our Net Promoter Score, or NPS, which is a standard metric that surveys our customers' willingness to recommend DIRECTV to a friend or family member by sorting them into promoters, neutrals and detractors. Our goal is to make the customer experience a hallmark of the DIRECTV brand, drive higher loyalty levels and meaningfully differentiate DIRECTV from competitors. Our strategy involves (1) improving service quality and workforce engagement, (2) increasing our investment in existing customers, (3) simplifying customer facing policies and processes and (4) strengthening our bundled offers and capabilities.

  •
  Improving Service Quality and Workforce Engagement.  We believe it is strategically important to have a system for discovering improvement opportunities in products, policies and procedures. At our cross-functional learning lab we have a dedicated team focused on generating and testing ideas that could create more satisfaction for our customers through all service interactions including the initial sale and installation as well as any subsequent communications, service or upgrade transactions. We are testing and refining solutions for customers that heighten the focus on resolving problems the first time they contact us, minimizing hand-offs, valuing the customer's time and providing in-home education on our products and services. In addition, we're improving customer interactions through behavioral-based customer experience training as well as implementing a lean-based continuous improvement system across our frontline sales, customer care and field services teams. In 2014, we will continue to empower

DIRECTV

      our front line employees to identify new ways to improve customers' satisfaction while simultaneously improving productivity by reducing service calls.

    •
    Increase Our Investment in Existing Customers.  Investing in our valuable customers is strategically important to improve loyalty and reduce customer churn. Therefore, in 2013 we launched a transparent upgrade program which provides additional value to enrolled customers, including the ability to receive upgrades to our latest product features and functionality every two years. We also believe it is critical to re-affirm our appreciation for our most tenured loyalists and plan on continuing to recognize and reward these subscribers through segmented retention offers. Transitioning our investment away from providing new customers with the best deals to thoughtful economic investments in our existing subscriber base is expected to yield even higher levels of customer satisfaction and financial returns.

    •
    Simplify Customer Facing Policies and Processes.  By simplifying key customer journeys (e.g., onboarding, problem resolution, movers), we not only improve the customer experience but also improve productivity by reducing customer contact rates and simultaneously eliminating complexity for our frontline workforce. In 2014, we plan to further simplify key customer interactions, expand self-service capabilities and launch a new simplified bill continuing to make it easier and more intuitive for customers to manage their accounts and better understand and enjoy features of the DIRECTV service. We expect these solutions to increase customer satisfaction, as well as reduce customer call volumes to our call centers.

    •
    Strengthen Our Bundled Offers and Capabilities.  Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. To better serve the segment of consumers who are attracted to the convenience and value of bundle offerings, we have agreements in place with most of the major telco companies nationwide to offer digital subscriber line, or DSL, and fiber bundles which include the DIRECTV service. We believe it is important that we continue to work closely with broadband providers in 2014 to further streamline the bundle process, offer broadband services with higher speeds and improve joint marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle.

  •
  Advance the Entertainment Experience Both Inside and Outside of the Home.  We believe it is critical that we continue to extend our brand leadership as the premium pay-TV provider in the marketplace by providing the best and most compelling video experience both inside and outside of the home. Therefore, we've created a flexible platform that leverages our hybrid satellite and cloud infrastructure with a broadband connection. We believe that our hybrid solution is the most efficient way to transport content to subscribers when and where they want it; through this integrated approach, we're able to intelligently optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations. To fulfill our goals, we have developed a robust product roadmap that leverages this infrastructure to advance the entertainment experience by (1) enhancing our Whole-Home DVR and time-shifting capabilities, (2) expanding DIRECTV Everywhere capabilities and (3) delivering a seamless best-in-class user interface that unifies search and discovery across multiple screens.

  •
  Enhance Whole-Home DVR and Time-Shifting Capabilities.  We believe that many consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2013 we raised the bar on the entertainment experience with the next generation DIRECTV Genie, a premium HD whole-home DVR service with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously without any conflicts. This advanced set-top receiver is our fastest HD-DVR to date and includes sophisticated, intuitive search and discovery functionality which also recommends personalized

DIRECTV

      programming available to watch instantly as well as the ability to customize favorite sports teams. In addition, the DIRECTV Genie is a server with the ability to allow multiple screens within the home to connect to one central set-top receiver enabling the television viewer to watch live or recorded programs on up to eight televisions in the home without the need for an additional DVR receiver at each location. Utilizing RVU technology, now known as DIRECTV Ready, we have entered the "Bring Your Own Device" era, as consumers can now connect various Smart TVs that are RVU capable to the DIRECTV Genie without the need for a set-top receiver. In the future, we expect to further evolve the DIRECTV Genie and develop a hybrid gateway that broadly supports the vast ecosystem of Internet enabled devices in consumers' homes. The DIRECTV Genie will also enable an entertainment experience that includes four times the viewing resolution of HD on a 4K television with UHD content.

    •
    Connect Customer HD-DVRs to the Internet.  Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience while facilitating access of DIRECTV programming services on mobile devices. For example, a connected receiver provides our customers with the ability to (1) use their tablet or phone as a remote control for the big screen as well as enable contextual search and natural user interactions, such as voice to navigate the DIRECTV experience, (2) access over 12,000 additional movies and shows available through our service, as well as the ability to search and watch web-based videos on YouTube®, (3) stream live authorized DIRECTV programming on their Mac and PC computers, iPad®, iPhone®, Android tablet, Android phone and Kindle inside their home, (4) engage interactive "TV Apps" that provide real-time information such as favorite sports teams, NFL Fantasy League integration, local traffic or weather reports as well as a connection that enables customers to interact with friends on their Twitter® or Facebook® account via their television or portable devices and (5) use the Pandora® audio service. In the future, we expect to expand the programming selection available through broadband connected receivers, with a focus on quality, as well as expand our time and place shifting capabilities with new services that enable our subscribers to restart a show from the beginning if they tune in late and allow subscribers to catch up on shows they missed the day after they air.

    •
    Expand DIRECTV Everywhere capabilities.  Enhancing the accessibility of subscription TV content on any device inside and outside of the home is strategically important because it augments our customers' video experiences while meeting their desire to view quality content when and where they want it most. DIRECTV Everywhere offers our customers video streaming capabilities of authorized content, as well as the ability to search and record all of their favorite shows whenever they are connected to the Internet. Today, customers with premium subscriptions have the ability to stream content through directv.com as well as through offerings such as HBO GO®, MAX GO®, Showtime Anytime®, Starz Play® and Encore Play™. Subscribers can also access pay-per-view and VOD programming through their laptop, tablet, smartphone or computer. In 2013, we introduced GenieGo which enables subscribers with an HD-DVR and broadband connection to download and watch recorded shows on up to five different devices as well as remotely stream recorded content to an Internet enabled device over any Wi-Fi network. During 2013, we also implemented dynamic ad insertion for streamed On Demand content. In 2014, we expect to facilitate dynamic ad insertion among live content as well as viewership measurement capabilities to further enable monetization and secure a larger programming selection to expand video streaming content offerings across multiple screens and applications. We also expect to further optimize our DIRECTV Everywhere offerings with enhancements to the second screen experience, such as increased functionality, personalization, social integration and commerce capabilities. In the future, we plan to leverage our

DIRECTV

      DIRECTV Everywhere platform to offer new viewing experiences, such as Over The Top, or OTT, and Subscription Video On Demand, or SVOD, service offerings.

    •
    Deliver a Seamless Best-in-Class User Interface that Unifies Search and Discovery Across Multiple Screens.  Providing our customers with a consistent user experience as they access their television content on any device inside or outside the home is strategically important to drive deeper customer engagement and satisfaction. Therefore in 2013, we extended our HD UI beyond the big screen to integrate the same crisp, easy-to-read HD UI format with graphical poster art and industry leading Smart Search capabilities across applications for mobile devices and tablets. In 2014, we plan to continue to unify the way our subscribers navigate content across all platforms of the DIRECTV Entertainment Experience. We are also investing in core technologies that will leverage universal profile sub-accounts within a household to provide more intuitive recommendations as well as enhance personalization across devices. In addition, we will leverage the cloud with our user interface to improve our insight into consumer behavior and increase our agility to further enhance our product and services offerings.

  •
  Strike a Balance Between Growth and Profitability.  Maintaining a strong financial foundation is vital to achieving our plans for profitable growth. To fulfill our strategic objectives, we believe we must balance top line sales and bottom line profitability. Our strategy involves (1) growing revenue streams, (2) optimizing of acquisition and retention spending and (3) enhancing productivity and cost containment.

  •
  Grow Revenue Streams.  Due to the rising cost of programming in the maturing pay television marketplace, driving top line sales has become increasingly critical to maintaining strong profit margins. In order to achieve this objective we must grow revenues through (1) responsible pricing and (2) maximizing ancillary and non-residential revenue opportunities.

  •
  Responsible Pricing.  We believe our ability to generate the industry's highest average revenue per unit, or ARPU, demonstrates the value our best-in-class video experience delivers to our customers. It is imperative that we maintain appropriate price increases on our differentiated service offerings, while simultaneously expanding the value proposition by advancing the customer service and entertainment experiences. It is also critical that we remain disciplined in the management of subscriber credits and promotions. In the future, we expect to further refine our pricing and packaging strategy to better fit the needs of our more value conscious consumers. For example, in 2014 we expect to reintroduce a lower cost programming "Select" package. We believe these actions will reduce customer credits and increase ARPU over the coming years.

  •
  Maximize Ancillary and Non-Residential Revenues.  We believe we have an opportunity to drive top line growth through ancillary and non-residential revenue opportunities, including DIRECTV CINEMA, addressable and local advertising, the commercial market, home security, subscription video on demand, and an OTT platform. In 2014, we expect to continue generating incremental VOD revenues by "pushing" top-rated movies, including many available on the same day of the DVD release, onto customers DVRs for instant viewing and by expanding the video library of our enhanced movie service called DIRECTV CINEMA. We are also looking to significantly increase our advertising revenues over the coming years through addressable advertising which is a new technology that provides us the capability to download ads onto individual DVRs enabling advertisers to target individual customer homes within a local region as well as those homes that meet specific criteria that would be considered optimal for placement of a campaign spot. In addition, we believe commercial establishments represent another incremental revenue

DIRECTV

        opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we have recently developed a new low cost solution that will enable us to mass distribute HD channels to hundreds of hotel rooms as well as a technology that is compatible with the loop through wiring that exists in approximately 60% of the hotels in the nation. These actions along with strategic partnerships we currently have in place should present us with further opportunities for growth. In addition, we expect to introduce new features, applications and package enhancements that will provide an integrated residential television experience for our hotel customers to offer to their patrons. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets by developing an integrated bundling solution, as well as from improved management, targeting, customer service, billing, pricing and packaging. In addition, based on low market penetration rates, we believe home security represents another growth opportunity for DIRECTV. By leveraging our brand, national footprint, sales and marketing expertise we expect to significantly increase our home security revenues over the coming years. In the future, we also expect to leverage our hybrid satellite and cloud infrastructure to extend the DIRECTV viewing experience with new services, such as SVOD and OTT product offers. These compelling viewing experiences are expected to present us with further opportunities for growth.

    •
    Optimize Acquisition and Retention Spending.  Although we continue to invest in new subscribers with a disciplined focus on driving value through quality, attaining strong financial returns on new subscribers has been increasingly difficult in this maturing industry where programmers are seeking even higher rates for their content. Therefore, we have reduced our promotional discounts for new customers and shifted our investment towards increasing our upgrade efforts for tenured and high-value existing subscribers, which yield stronger returns. Our revised upgrade policy is expected to improve customer satisfaction, reduce churn and increase profitability by driving greater penetration of advanced services such as DIRECTV Genie and the Connected Home.

    •
    Enhance Productivity and Manage Costs.  Improving our productivity is a critical element of our goal to maintain strong margins particularly given rising programming costs and the competitive nature of our industry. In particular, we plan to focus our efforts on (1) effectively managing our programming costs and (2) capturing enterprise-wide productivity improvements.

    •
    Effectively Manage Programming Cost Growth.  Programming costs are DIRECTV's largest expense and as a result, we must manage these costs as effectively as possible particularly considering that we expect programming costs to grow faster than ARPU primarily due to higher retransmission fees for the carriage of local channels and higher sports programming costs. In addition, due to competitive pressures, there is a risk that we will be unable to pass such increases through to our subscribers. Therefore, we must minimize these cost increases by leveraging our size, growth and attractive subscriber demographics to attain competitive terms and conditions. We must also work to closely align a channel's value with the costs we pay and obtain rights for value-added video services, such as mobile and streaming rights, in our negotiations. Another way we expect to reduce the rate of cost growth is by packaging channels to better align the programming that our customers want to watch with what they are willing to pay for and by securing greater flexibility regarding tiering and packaging of content and/or channels. In addition, we may discontinue carrying less popular channels if we are unable to negotiate appropriate pricing and other terms and conditions.

DIRECTV

      •
      Capture Enterprise-Wide Productivity Improvements.  Our objective is to deliver the best video experience at the lowest possible cost. Our goal is to manage our costs and make strategic investments that will deliver future benefits, preserve a sustainable cost structure and drive efficiency. In particular, we are looking to capture productivity improvements which will not only reduce costs, but also improve call center performance, field operations such as installations and repairs, retention and customer satisfaction. We will strive to get it "right the first time" especially during the critical first 90 days of a customer's life cycle with improved work order accuracy and installation. Our strategy also includes improving the reliability of our set-top receivers and increasing the effectiveness of our customers' self care options to reduce call volumes and unnecessary truck rolls. We are utilizing technology to optimize our technicians' installation and service routes to help our front-line be more effective and efficient. We are also investing in technology called Active Decisioning, which increases the information available to our agents and helps them effectively manage our customers' needs.

Infrastructure

        Satellites.    We currently have a fleet of eleven geosynchronous satellites, including ten owned satellites and one leased satellite. We have six Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 95° WL (one-leased). We also have five Ka-Band satellites at our 99° WL (two) and 103° WL (three) orbital locations.

        We have contracted for the construction and launch of two new satellites: D14, which we expect to launch in the fourth quarter of 2014, and D15, which we expect to launch in the first half of 2015. D14 and D15 are expected to provide additional HD, replacement and backup capacity.

        Satellite Risk Management.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of in-orbit and satellite launch failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses. Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2013, the net book value of DIRECTV U.S.' in-orbit satellites was $1,166 million, all of which was uninsured.

        Digital Broadcast Centers.    To gather programming content, ensure its digital quality, and transmit content to our satellites, we have two digital broadcast centers, located in Castle Rock, Colorado and Los Angeles, California and six uplink facilities. These broadcast centers and uplink facilities provide our national and local standard-definition and HD programming to our customers. We receive programming at the broadcast centers and uplink facilities from content providers via satellite, our back haul fiber optic network, special tape or secured Internet delivery. After receipt, most programming is then digitized, encoded and transmitted to our satellites and selectively staged with multiple content delivery networks for Internet delivery. We designed each broadcast center and uplink facility, our back haul fiber optic network, and content delivery infrastructure with redundant systems to minimize service interruptions; however, programming continuity cannot be assured in all instances or in the event of a catastrophic event at either broadcast center.

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. We now directly employ over 4,000 technicians. We also utilize an additional 10,000 technicians from four major outsourced companies who have assigned territories and a number of smaller contractors around the

DIRECTV

United States. The combined workforce completed approximately 91% of all in-home visits in 2013. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2013, we utilized 52 customer service centers employing almost 19,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 4,100 customer service representatives. Potential and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, such as cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our approximately 20.3 million subscribers represent approximately 20% of MVPD subscribers at December 31, 2013.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association, 131.2 million U.S. housing units are passed by cable, representing 99% of total U.S. homes. Most cable television operators have a large, established customer base, and some have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 55% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access, telephony services and home security. Cable companies bundle these services, offering discounts and providing one bill to the consumer. In addition, Verizon Wireless has entered into a joint marketing agreement with Comcast, Time Warner Cable, Cox and Brighthouse Networks to sell their products and services in storefronts and over the Internet. These promotions are widely available across the United States.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2013, it had the capability to serve approximately 18.6 million homes. In addition, as of year-end 2013, AT&T had deployed fiber optic lines with the capability to serve approximately 30 million homes with plans to extend their fiber optic line capability to serve 33 million homes by year end 2015. In 2009, CenturyLink introduced an Internet Protocol Television, or IPTV, service, which has since been rebranded as PRISM. As of year-end 2013, Verizon had approximately 5.3 million video subscribers, AT&T had approximately 5.3 million video subscribers, and PRISM had approximately 150 thousand video subscribers, collectively representing approximately 10% of MVPD subscribers. Similar to

DIRECTV

    the cable companies, the telcos offer their customers multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH, which had approximately 14 million subscribers at the end of 2013, representing approximately 14% of MVPD subscribers. On April 26, 2011, DISH Network acquired certain assets of Blockbuster. Currently, DISH uses Blockbuster® and the Blockbuster On Demand® service to offer video content through streaming services via the Internet, as well as DVD distribution through the mail. On September 27, 2012, DISH launched a high-speed satellite Internet service called dishNET™. In addition to marketing and selling dishNET services on a stand-alone basis, they bundle dishNET services with their DISH branded pay-TV service to offer customers a single bill, payment and customer service option, which includes a bundle discount. DISH is currently pursuing wireless partnership opportunities and has announced plans on a trial basis to jointly develop and deploy a fixed wireless broadband service in certain markets with both Telos and Sprint. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple offers thousands of television shows and movies for rental, some in high-definition, on the online iTunes® Store and with their iCloud® service. All of a user's content could be shared wirelessly across Apple devices. In addition, Hulu® is an online video distributor which provides free movies and TV shows from content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, Univision, National Geographic, Paramount, A&E Television Networks, Sony Pictures and Warner Bros. This content can be accessed on demand through its website and those of its partners: AOL, IMDb, MSN, Yahoo! and TV Guide. Hulu also provides a monthly streaming subscription service to more than 5 million paying Hulu Plus subscribers that offers current and past season shows from ABC, Comedy Central, The CW, FOX, NBC, MTV and Univision. Currently offered in 10 markets, Aereo™ allows subscribers to view live and time-shifted streams of over-the-air television on Internet-connected devices for a low monthly fee. Aereo distributes broadcast signals to each user via a leased remote antenna and provides access to a cloud-based digital video recorder that holds up to 60 hours of content. Aereo currently offers over 30 channels, including all of the major broadcast channels. In addition, Netflix and Amazon through Amazon Prime®, offer SVOD services for a flat monthly fee. For example, Netflix has a library of thousands of movies and TV shows available for streaming to its over 44 million subscribers across 41 countries. In 2013, Verizon also launched an SVOD service through a partnership with Redbox called Redbox Instant™ and recently acquired certain assets from Intel, which may be used to offer an OTT service. Additionally, several companies, such as Vudu, Google through Google Play and Amazon through Amazon Instant Video sell or rent movies or other shows via Internet download or streaming media. There are also several similar initiatives by companies such as Intel, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS4®, and Microsoft's Xbox One® can be directly connected to the Internet and have the capacity to stream video to a television.

  •
  Mobile Video.  Many companies are also offering mobile video applications due to consumers' increasing desire to view content outside of the home. For example, AT&T offers AT&T Mobile TV™ which provides users the ability to watch full-length TV shows from ABC, CBS, Disney, ESPN, Fox, MTV and other programmers on their cell phones. AT&T also introduced the AT&T U-verse Mobile application providing iPhone customers the ability to download and watch authorized content from their DVRs on the go. In addition, Verizon offers FiOS Flex View which provides FiOS customers access to download and stream OnDemand and rented

DIRECTV

    VOD titles for viewing inside and outside of the home. Comcast offers the XFINITY™ TV Application which also allows customers to download and stream OnDemand video content to laptops, tablets and mobile devices. Other cable and satellite distributors are also focused on distributing their content to their customers' mobile devices. For example, Time Warner Cable, Cablevision and Cox allow streaming of live linear TV inside the home via iPad applications. Other mobile applications and services are also becoming available.

  •
  Small and Rural Telephone Companies and Google Fiber.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, Frontier, and ViaSat to bundle their individual DSL or satellite broadband (in the case of ViaSat), and telephony services with DISH Network's video service. Google has also deployed its own fiber network in the Kansas City metro area, Provo, Utah as well as Austin, Texas and offers the highest broadband speeds in the country.

  •
  Local Broadcasters.  Most areas of the United States can receive traditional terrestrial television broadcasts of numerous broadcast channels, with more stations available in larger markets. These include full-power broadcasters transmitting digital signals as well as low-power broadcasters transmitting in analog. Broadcasters provide local, network and syndicated programming. Viewers can receive this programming free of charge using off-air antennas, although broadcast signals typically cannot reach the entire local market to which the broadcaster is assigned. Full-power broadcasters transmitting in digital can offer both programming in high-definition and multiple programming services per channel.

DIRECTV LATIN AMERICA

        DIRECTV Latin America is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America provides a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands to approximately 6.2 million subscribers in PanAmericana and approximately 5.4 million subscribers in Brazil. Our affiliate, Sky Mexico, has approximately 6.0 million subscribers. Including Sky Mexico, DIRECTV and SKY provide service to nearly 17.6 million subscribers throughout the region.

        We own 100% of PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, 93% of Sky Brasil, which operates in Brazil, and 41% of Sky Mexico, which operates in Mexico, the Dominican Republic and certain countries in Central America. Globo Comunicações e Participações S.A., or Globo, owns the other 7% of Sky Brasil and Grupo Televisa, S.A., or Televisa, owns the other 59% of Sky Mexico. The results of PanAmericana and Sky Brasil are consolidated in our results, and we account for our interest in Sky Mexico under the equity method of accounting.

        We believe we provide one of the most extensive collections of programming available in the Latin America pay television market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis with an operational cost structure that is lower than that of our competition. As of December 31, 2013, we provided service to 26% of pay television households in PanAmericana, 30% of pay television households in Brazil and 37% of pay television households in Mexico.

        To subscribe to the DIRECTV or SKY service, customers sign up for our video service directly through us or our regional retailers, or independent satellite television retailers or dealers. We tailor our offers and products to profitably provide our service to various customer segments across the region that have the need and desire for our brand and service. We offer post-paid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. In addition, we offer pre-paid service for customers that desire payment and commitment flexibility. These

DIRECTV

customers may purchase a standard-definition receiver and antenna and pre-pay their DIRECTV service through one or more means, such as the purchase of a rechargeable card that they can acquire at a retailer or local kiosk. The video service will automatically disconnect once the credit on the card runs out.

        We also are focused on selectively pursuing opportunities to acquire spectrum and expand a technologically robust and profitable fixed wireless broadband service in areas where our existing subscriber base has a weak competitive wireline offering or access to broadband is limited. We currently have spectrum holdings that cover 43 million households across Argentina, Brazil, Colombia and Peru.

Key Strengths

  •
  Large Subscriber Base and Pan-Regional Scale of Service.  On a regional basis, we are a leading provider of pay television services in Latin America. We believe that our large subscriber base and scale provides us with the opportunity to obtain programming on favorable terms and secure unique content and features. We also believe that our relationship with DIRECTV U.S. contributes to achieving economies of scale in areas such as equipment and technology purchasing, customer service, broadcast operations, and general and administrative costs.

  •
  Leading Brands.  DIRECTV and SKY brands in Latin America are positioned as the leader in digital video entertainment, offering the best quality content, technology and customer service available. We believe our recognized brand name enhances our ability to secure strategic alliances with programmers and distributors. In addition, we believe the strength of our brands is an important factor in our ability to attract and retain subscribers.

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

  •
  Unique and Differentiated Content.  As a result of our leading brands and leveraging our greater scale, we believe we are able to offer unique and compelling content to subscribers. For example, in 2013 we delivered an original sports event production, Copa EuroAmericana, to the entire DIRECTV platform for the first time. In addition, we continue to provide the most extensive coverage of European football, including La Liga in Brazil and PanAmericana as well as the Barclays Premier League in PanAmericana and Mexico. Looking ahead, we expect to deliver the most extensive coverage of the 2014 FIFA World Cup™ in PanAmericana by offering multiple live and simulcast feeds in HD. We also expect to provide coverage of more than 800 hours of original content before and after the games on DIRECTV Sports. PanAmericana has also licensed exclusive and non-exclusive rights to the FIFA World Cup.

  •
  Sales and Marketing.  We sell DIRECTV and SKY through a number of distribution channels, including direct sales, online, regional sales providers and local sales providers. We believe this variety of distribution alternatives coupled with segmented marketing programs, have enabled us to continue to grow our subscriber base by extending our leadership with advanced products as well as by continuing to penetrate the middle market segment with tailored package offerings.

DIRECTV

  •
  Strong Customer Satisfaction.  Similar to prior years, we continue to attain top rankings in customer satisfaction studies for the pay television industry across the region. For example in 2013, the Brazilian equivalent to J.D. Power, Consumidor Moderno, awarded SKY "Best Service Company of the Year" as well as the "Company Most Respectful of Consumer in Brazil." SKY won these accolades by both the popular vote and technical criteria. Also in Brazil, the magazine Datafolha awarded SKY the "Highest Brand Awareness in Pay-TV Services." For the third consecutive year, DIRECTV was recognized in Chile with the "Calidad del Servicio ProCalidad 2013" award in the pay-TV category. In Venezuela, DIRECTV was awarded the "Best Pay-TV Company" and DIRECTV Sports received the accolade for the "Best TV Channel in Pay-TV" by the renowned regional marketing magazine P&M. In addition, our regional call center operation in Colombia received three awards from Alianza Latinoamericana de Organizaciones para la Interaccion con los Clientes, or ALOIC, for "One of the Best Organizations Interacting with Clients," "Best Social Responsibility Administration" and "Best HR Administration." We believe that providing high-quality customer service is an important element in minimizing churn and attracting new subscribers. In addition, our ability to implement best practices in customer service from across the region, and from DIRECTV U.S., allows us to adapt quickly and efficiently to changes that we face.

Business Strategy

        Our vision is to provide customers across Latin America with the best video experience by leveraging DIRECTV Latin America's key strengths while continuing to distinguish our service from our competitors by offering subscribers unique, differentiated and compelling programming through leadership in content, technology, customer service and targeted marketing strategies. Our strategy involves (1) profitably expanding our leadership position across all demographic segments, (2) enhancing productivity and effectively managing costs and (3) driving scale and improving margins in core PanAmericana countries.

  •
  Profitably Expand Leadership Position Across All Demographic Segments.  To achieve our goals, we believe we have to profitably expand our leadership position in several key areas including (1) strengthening our leadership position in the higher end markets with a particular focus on DVR and HD excellence and (2) leveraging scale to profitably serve the middle market segment while expanding penetration.

  •
  Strengthen Our Position in HD.  Although we expect that the HD content offerings will be more limited in Latin America than in the United States for the next several years and the uptake of HD services in Latin America will be slower than in the United States, we believe that continuing to expand our HD offerings along with our segmented HD product and services provides us with a significant competitive advantage across market segments that are expected to experience continued growth. As of December 31, 2013, Sky Brasil offered its customers on average 55 HD channels and PanAmericana offered its customers on average 19 HD channels. We believe that we currently have a leading HD channel offering in Brazil and are looking to establish leadership in PanAmericana by increasing the capacity of our current satellite servicing the region by completing the migration of our business in Puerto Rico to the U.S. satellite platform and upgrading our broadcast ground facilities during 2014. We also expect to extend our advantage with the anticipated launch of our new leased satellites starting in 2014.

  •
  Increase DVR Penetration.  We believe that consumers at the higher end of the market are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. Therefore in 2013, we obtained high-quality DVRs that are more functional and less costly than those of our competitors to distinguish our service from the competition. In addition, we introduced a Whole Home DVR service which allows consumers to view and control content from one DVR to other rooms in the house with the appropriate equipment. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. In 2014, we plan to expand our time and place

DIRECTV

      shifting capabilities in Latin America with new products and services by continuing to leverage the product roadmap at DIRECTV U.S. For example, we plan on reinforcing our product leadership at the higher end of the market in PanAmericana by introducing a premium high definition whole-home digital video recorder that allows consumers to record five simultaneous programs. We also have plans to extend our building block set top receiver architecture for the more value conscious consumer to retrieve content that was broadcast at a previous time. As of December 31, 2013, approximately 31% of our subscribers had advanced products.

    •
    Profitably Increase Penetration in Middle Market Segment.  Based on generally low pay television penetration rates and favorable demographic trends in the region, we believe the rapidly growing middle market continues to represent a significant opportunity for growth. In 2013, we enhanced our focus on optimizing our programming and packaging strategy to better align our offers with consumer income levels, behavioral patterns and macro-economic factors. Our goal is to profitably provide our service to value-focused customers who have the need and desire for affordable access to our brands and service. Typically, these offers and products are similar to our traditional ones except they allow customers access to significantly fewer channels and limit the number of set-top receivers customers may have in their homes. Our DIRECTV service in PanAmericana offers these products and services on a pre-paid basis to the mass market segment. In Brazil, we offer our SKY service to customers who meet our standard requirements on a pre-paid basis as well as on a traditional post-paid basis. Pre-paid subscribers purchase a set-top receiver and antenna and pre-pay their DIRECTV service through various means, such as purchasing a rechargeable card that they can acquire at a retailer, local kiosk, or over the Internet. The video service automatically disconnects once the credit on the card runs out. Looking ahead at 2014 and beyond, we plan on continuing to serve the value-focused customers in Brazil and PanAmericana through targeted marketing and distribution strategies, as well as leveraging our relationship with DIRECTV U.S. to obtain lower cost set-top receivers.

  •
  Enhance Productivity and Manage Costs.  Improving productivity and identifying efficiencies are critical to our goal to maintain strong margins particularly given the rapid growth of our subscriber base and regional scale of our operations. In particular, we plan to focus our efforts on productivity initiatives aimed at improving overall customer service levels. For example, we expect to utilize technology to implement process improvements in our call centers and other areas, such as upgrading our billing systems and informational technology systems. During 2013, we implemented new customer relationship management systems in PanAmericana and plan to continue centralizing our network management structure in 2014 to ensure superior service levels across customer segments while simultaneously improving productivity. In 2014, we expect to complete the implementation of our new billing and customer relationship management system in Brazil. We will also continue leveraging smart pricing and cost containment best practices from DIRECTV U.S. We expect initiatives like these to enhance operations across the various countries and regions where we offer service under the DIRECTV and SKY brands.

  •
  Leverage Brand and Customer Base to Introduce Complementary Services.  To expand our leadership in particular markets we are pursuing growth opportunities that could optimize the profitability of our subscriber base, minimize churn and extend the value of our brand. Our strategy involves (1) offering a fixed wireless broadband service and (2) extending our presence by establishing an OTT distribution platform.

  •
  Offer Fixed Wireless Broadband.  Based on low fixed Internet household penetration rates and generally weak wireline coverage across the region, we believe the market opportunity for broadband growth in Latin America is significant. We also anticipate that connecting customers to our broadband service is strategically important because we expect it will minimize

DIRECTV

      churn and attract new pay-TV subscribers. Therefore, we are focused on selectively pursuing opportunities to acquire spectrum and expand a technologically robust and profitable fixed wireless broadband service in areas where our existing subscriber base has a weak competitive wireline offering or access to broadband is limited. We currently have spectrum holdings that cover 43 million households across Argentina, Brazil, Colombia and Peru. We plan to provide fixed wireless service that passes more than five million homes in these countries by year end 2014. Our success based deployment strategies include a fourth generation product offering with speeds of 2 to 4 Mbps as well as using a combination of technologies to deploy broadband to clusters of apartment buildings. We believe fixed wireless service offers benefits to our core business through an increase in pay-TV sales, an improvement in customer satisfaction from bundled subscribers as well as lower monthly churn.

    •
    Establish OTT Distribution Platform.  Extending our premium video experience to our customers who desire content that can be accessed on demand is important as the penetration of pay television households with Internet access increases across the region. Given the strength of our brands, the scale of our subscriber base and our strong relationships with programmers and distributors, we began to complement our traditional video subscription service by establishing premium OTT distribution platforms in the region. Since late 2011, we have offered SKY Online in Brazil, and in 2013, we began offering DIRECTV Play in PanAmericana. Looking ahead, we expect to further optimize the entertainment experience by continuing to leverage the product roadmap at DIRECTV U.S. For example, we plan to expand the programming selection available, with a focus on quality, as well as provide enhancements to the second screen experience, such as increased functionality, personalization, social integration and commerce abilities.

Infrastructure

        Satellites.    We currently provide services in PanAmericana and Brazil from leased transponders on two geosynchronous satellites. Sky Mexico provides its services from leased transponders on a separate satellite. In addition, we lease a backup satellite that serves Sky Brasil and Sky Mexico.

        We have contracted for the lease of two additional satellites for PanAmericana: ISDLA-1, which we expect to be launched in the fourth quarter of 2014 and ISDLA-2, which we expect to be launched in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1.

        We have contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. Sky Mexico entered into contracts for the construction and launch of a new satellite for Sky Mexico, SKY-Mexico 1, which we expect to launch in the third quarter of 2015. These new satellites are expected to provide additional channel and HD capacity for Sky Brasil and Sky Mexico.

        Digital Broadcast Centers.    Our principal digital broadcast centers are located in the United States, Argentina, Brazil and Venezuela. We also have several smaller satellite uplink facilities in the region.

        Customer Service Centers.    We typically have customer service centers in each of the countries where we operate. In addition, we operate two pan-regional centers located in Colombia that provide primary and backup customer service support to most of the PanAmericana region.

Competition

        The pay television and other emerging broadband, video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, which distribute their programming by cable, satellite, terrestrial microwave systems, traditional over-the-air broadcasting and increasingly the

DIRECTV

Internet. In addition, in certain markets we face significant competition from illegal pay television operations. We compete primarily on the basis of programming selection, price, technology and service.

        In most of the markets in which we operate, cable television is our principal competitor. Cable operators typically offer analog services for lower monthly fees and with lower upfront installation and connection fees than we offer. In addition, the cable operators with which we compete are in various stages of upgrading their networks in order to provide digital and HD channels, broadband and telephony services. Also, in some markets the major cable operators are competing with us based principally on their offer of a "triple play" bundle of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services.

        In addition to competition from cable services, we face increasing competition from other providers of DTH services. Telefonica, the Spanish telephone company, provides DTH services in Chile, Colombia, Peru and Venezuela through their brand Moviestar and in Brazil through their brand Vivo. Telmex provides DTH service in Chile, Colombia and Peru, and in 2009 it launched services in Brazil through its affiliate, Embratel, which has since been rebranded as Claro TV. Also, in Mexico a joint venture of EchoStar Corporation and MVS Comunicaciones launched a DTH service in 2009, with substantial commercial support and cooperation from Telmex, which, due to regulatory restrictions, was not permitted to provide its own video services in Mexico. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), launched a DTH service in 2009. Global Village Telecom, or GVT is another telecommunications company that began providing a hybrid DTH-IPTV service in Brazil during 2012. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically focus on offering lower-cost, limited services packages in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

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

GOVERNMENT REGULATION

        We are subject to government regulation in the United States, primarily by the FCC and by other federal, state and local authorities. We are subject to similar regulatory agencies in Latin America. We are also subject to the rules and procedures of the International Telecommunication Union, or ITU, a specialized agency of the United Nations, which coordinates global telecommunications networks and services.

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

DIRECTV

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

        As a DBS/DTH licensee and operator we are also subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Act, or SHVA, (which in this Annual Report includes its progeny legislation, the Satellite Home Viewer Improvement Act of 1999; the Satellite Home Viewer Extension and Reauthorization Act of 2004; and the Satellite Television Extension and Localism Act of 2010) allows DIRECTV U.S. to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (e.g., those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into a few other limited exceptions. SHVA also prohibits DIRECTV U.S. from signing up a new subscriber to distant signals if that subscriber lives in a local market where DIRECTV U.S. makes available the same-network local signal. The FCC has required DIRECTV U.S. to delete certain programming, including sports programming, from the signals of certain distant stations. While the FCC is now considering modifying or eliminating what it calls its "sports blackout" rules, we do not believe such action would materially change the rules governing our provision of distant signals. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVA and judicial decisions could hamper the ability of DIRECTV U.S. to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify to receive these signals, impose compliance costs on us, or subject us to fines, monetary damages or injunctions. The distant signal provisions are set to expire in 2014. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals.

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

DIRECTV

  •
  Retransmission Consent.  For those local television broadcast stations that do not elect must carry, SHVA also requires DIRECTV U.S. to obtain consent prior to retransmitting their signals to viewers. Television broadcast stations may withhold this consent (subject to a requirement to negotiate in good faith), and other provisions of copyright and communications law prevent DIRECTV from providing duplicate out-of-market programming in many instances. Thus, where consent is withheld, DIRECTV U.S. subscribers may lose access to popular programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing significantly. The FCC is currently considering changes to its rules governing retransmission consent disputes that are designed to provide more guidance to the negotiating parties on good-faith negotiation requirements and to improve notice to consumers in advance of possible service disruptions. We cannot predict the timing or outcome of this FCC proceeding.

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

    In 2007, the FCC adopted new service and licensing rules for broadcasting satellite services in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at two orbital locations. However, a foreign operator that may have international priority has recently brought into use a conflicting ITU network filing at one of the two orbital locations at which we are licensed. Depending upon the ultimate disposition of that filing and our ongoing efforts to coordinate spectrum use at the relevant orbital location, our use of one of these licenses may be limited or precluded entirely.

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

DIRECTV

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

    In 2006, the FCC released a notice of proposed rulemaking regarding the possible operation of "tweener" or "short spaced" satellites that would operate in the same DBS uplink and downlink frequency bands as DIRECTV U.S., from orbital positions located in between those now assigned to the DBS service. Under rules that the FCC is considering, a provider could operate a satellite near an orbital location where we have already positioned one or more DIRECTV U.S. satellites without completing coordination of its operations and without demonstrating that such operations would not "affect" the DIRECTV service. We have opposed this proposal, and believe that tweener satellites as proposed by applicants would cause interference to current and planned operations and impose a significant constraint on the further growth of our DIRECTV U.S. service. We cannot predict what if any action the FCC may take or the effect of such a proceeding on our business.

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

DIRECTV

    third-party electronic equipment. DIRECTV U.S. believes such a requirement would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

  •
  Accessibility Requirements.  The FCC has adopted a series of rules to implement the Twenty-First Century Communications and Video Accessibility Act of 2010. The FCC has adopted numerous accessibility requirements, such as the pass-through or rendering of closed captioning and video description. It has also implemented, and continues to consider, additional requirements which could require the redesign of DIRECTV's set-top receivers or other equipment. For example, remote controls must be able to access closed captioning through the equivalent of a "button, key, or icon." Moreover, DIRECTV U.S. will have to make available "navigation devices" such as set-top receivers that provide a list of specified functions in audibly accessible form to the blind and visually impaired. Compliance with such accessibility requirements may prove costly and difficult. In particular, FCC mandates regarding the design of DIRECTV U.S.' consumer equipment could hinder our ability to offer new and innovative services using such equipment.

  •
  CALM Act Compliance.  The FCC has adopted rules implementing the Commercial Advertisement Loudness Mitigation Act, or the CALM Act, that require television commercial advertisements to have the same average volume as the programs that they accompany. The FCC has set up a system under which consumers can file complaints regarding commercial volume, as well as "safe harbor" standards under which DIRECTV U.S. can demonstrate compliance with these rules. Recordkeeping and monitoring, however, may prove difficult and costly. Moreover, should DIRECTV U.S. fail to comply with these rules in certain instances, it may lose the ability to demonstrate compliance under the safe harbor provisions, which in turn would make demonstrating compliance still more difficult.

  •
  MDU Exclusivity.  The FCC has prohibited cable companies from maintaining certain exclusive relationships with multiple dwelling units (such as apartment buildings). While the FCC requested comment on whether DBS providers should be prohibited from having similar relationships with multiple dwelling units, it has yet to make a formal decision. If the cable exclusivity ban were to be extended to DBS providers, our ability to serve these types of buildings and communities would be adversely affected. We cannot predict the timing or outcome of the FCC's consideration of this proposal.

        International Telecommunication Union Rules.    We are required by international rules to coordinate the use of the frequencies on our satellites with other satellite operators who may interfere with us or who may suffer interference from our operations.

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

DIRECTV

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

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 2,300 issued patents worldwide relating to our past and present businesses, including over 800 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of over 900 trademarks related to the DIRECTV brand, the Cyclone Design and DIRECTV products and services. In particular, DIRECTV U.S. holds trademark registrations relating to its business, including registrations of the primary "DIRECTV" and the DIRECTV Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge, employee safety, and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2014. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. We have been selected by the Environmental Protection Agency as a 2010, 2011 and 2012 Energy Star award winner for excellence in energy efficient product design and recognized for our "leadership in advancing technology" to reduce energy while continuing

DIRECTV

to deliver our service. Environmental requirements are complex, change frequently and have become increasingly more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2013, 2012 and 2011 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

EMPLOYEES

        As of December 31, 2013, DIRECTV U.S. had approximately 16,000 full-time and 500 part-time employees, DIRECTV Latin America had approximately 12,000 full-time and 3,000 part-time employees and DIRECTV Sports Networks and Other had approximately 200 full-time employees.

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

DIRECTV

        DIRECTV, and the DIRECTV Cyclone Design logo, DIRECTV CINEMA and Genie are trademarks of The DIRECTV Group, Inc. and/or its related entities. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders.

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

        Mergers, joint ventures and alliances among wireless or private cable television operators, telcos, broadband service providers and others may result in an increase in the number of providers capable of offering such bundled services. For example, in 2012, the FCC approved a commercial arrangement under which four of the nation's largest cable operators and Verizon Wireless would act as agents selling one another's services.

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

DIRECTV

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on video, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Online video distributors and providers such as Netflix, Hulu, Roku, Amazon, Apple and Google, as well as gaming consoles such as Microsoft's Xbox One and Sony's PS4, are aggressively working to become alternative providers of video services. Such services and the growing availability of online content, coupled with an expanding market for connected devices and Internet-connected televisions, as well as wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming, pose a competitive challenge to traditional MVPDs, as a number of consumers may decide to drop or reduce their traditional MVPD subscription package. Some of these services charge a nominal fee or no fee for access to their content, which could adversely affect our business.

        Significant changes in consumer behavior with regard to how they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

We depend on others to produce programming and programming costs are increasing.

        Almost all of our programming is provided by third parties unaffiliated with DIRECTV. Typically our programming agreements are multiple-year agreements and contain annual price increases. Upon renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming. Often these increases are greater than the rate of inflation. We expect this practice to continue and the negotiations over such increases to become more difficult and disruptive. Programming expenses will continue to be our largest single expense item in the foreseeable future. Our industry has continued to experience an increase in the cost of programming, especially sports programming. Continued increases in programming costs, including retransmission costs for broadcast programming, will cause us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, to attempt to mitigate the effect of price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

        In addition, a limited number of cable-affiliated programmers have in the past denied us access to their programming. As discussed below, the FCC's prohibition on most exclusive distribution arrangements involving cable operators and cable-affiliated programmers expired in 2012, replaced by a case-by-case complaint procedure in which the burden rests with the complainant. Our ability to compete successfully will depend on our ability to continue to obtain desirable programming and deliver it to our subscribers at competitive prices. We may not be able to renew these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original terms. If we are unable to renew any of these agreements or the other parties cancel the agreements, we may not be able to obtain substitute programming, or what we obtain may not be comparable in quality or cost to our existing programming.

        If we are unable to obtain rights to programming or to pass additional costs on, the potential loss of subscribers and the need to absorb some or all of the additional costs could have a material adverse effect on our earnings or cash flow.

DIRECTV

We may experience increased subscriber churn or higher subscriber upgrade and retention.

        Subscriber service cancellations, or churn, have a significant financial impact on the results of operations of any subscription television provider, as does the cost of upgrading and retaining subscribers. Any increase in our upgrade and retention costs for our existing subscribers or increased programming costs may adversely affect our financial performance or cause us to increase our subscription rates, which could increase churn. Churn may also increase due to factors beyond our control, including churn by subscribers who are unable to pay their monthly subscription fees, a slowing economy, significant signal theft, consumer fraud, a maturing subscriber base and competitive offers and alternatives. Any of the risks described in this Annual Report that could potentially have a material adverse impact on our costs or service quality or that could result in higher prices for our subscribers could cause an increase in churn and consequently have a material adverse effect on our earnings and financial performance.

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

        Our business may be affected by factors that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us or may discontinue receiving our services. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who may spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long-term value of a customer would then decrease. The weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate, subscriber growth could decline and churn could increase which would have a material adverse effect on our earnings and financial performance.

DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political instability, economic instability and foreign currency controls and exchange rate volatility.

        All of DIRECTV Latin America's operating companies are located outside the continental United States. DIRECTV Latin America operates and has subscribers located throughout Latin America and the

DIRECTV

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

  •
  government limitations on foreign ownership;

  •
  government takeover or nationalization of business; and

  •
  government mandated price controls.

        In the past, the countries that constitute some of DIRECTV Latin America's largest markets, including Brazil, Argentina, Colombia and Venezuela have experienced economic crises, characterized by exchange rate instability, currency devaluation, high inflation, high interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets, including the middle-markets which we are targeting, and materially adversely affect our business. Also, foreign currency exchange controls are currently in effect in Venezuela and Argentina, and have adversely affected our ability to repatriate cash balances from those countries.

        Because DIRECTV Latin America offers premium pay television programming, its business may be particularly vulnerable to economic downturns. DIRECTV Latin America has in the past experienced, and may in the future experience, decreases or instability in consumer demand for its programming and increases in subscriber credit problems. DIRECTV Latin America's inability to adjust its business and operations to address these issues, including the inability to pass on price increases to offset inflation, could materially adversely affect its revenues and ability to sustain profitable operations.

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

DIRECTV

able to control or influence. Such relationships may commit us to technologies that are rendered obsolete by other developments or preclude the pursuit of other technologies which may prove to be superior.

Our business relies on intellectual property, some of which is owned by third parties, and we may inadvertently infringe patents and proprietary rights of others.

        Many entities, including some of our competitors, have or may obtain patents and other intellectual property rights that cover or affect products or services related to those that we currently offer or may offer. If a court determines that one or more of our services or the products used to transmit or receive our services infringes on intellectual property owned by others, we and the applicable manufacturers or vendors may be required to cease developing or marketing those services and products, to obtain licenses from the owners of the intellectual property or to redesign those services and products in such a way as to avoid infringing such intellectual property rights. If a third party holds intellectual property rights, it may not allow us or the applicable manufacturers to use its intellectual property at any price, which could materially adversely affect our competitive position.

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

        A key component of our business strategy is our ability to expand our offering of new programming and services, including HD and ultra-HD programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including construction delays, unavailability of launch opportunities due to competition for launch slots, weather, general delays when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite

DIRECTV

construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

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

DIRECTV

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

The loss of a satellite could materially adversely affect our earnings.

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2013, the net book value of in-orbit satellites was $1,401 million, none of which was insured.

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

DIRECTV

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

        The FCC has adopted rules for "retransmission consent" requiring us to negotiate in good faith with broadcast stations seeking carriage outside of the mandatory carriage regime described elsewhere. Failure to comply with these rules could subject us to administrative sanctions and other penalties. Moreover, the FCC is considering changes to these and other rules related to retransmission consent, which could make negotiations more difficult, increase fees charged for carriage, or result in the increased withholding of broadcast signals.

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

DIRECTV

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

DIRECTV U.S. has significant debt.

        The carrying value of DIRECTV U.S.' debt, which is guaranteed by DIRECTV, totaled $19,403 million as of December 31, 2013. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

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

DIRECTV

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

        Our DIRECTV Everywhere initiative offers access to our DIRECTV service content through streaming or other access through the Internet and is an important part of our strategy to continue to build the value of our service for our customers. This initiative will become more important as the volume and variety of such programming through streaming increases. The means to provide such access is a combination of proprietary technology and technology provided by our third-party vendors. Disruption or failure of these technologies or the a disruption in the Internet could limit or preclude access by our customers to our streaming product.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2013, we had approximately 219 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 12 administrative offices, four broadcast centers and five call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2013 or subsequent thereto, but before the filing of the report, are summarized below:

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

DIRECTV

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

        SAGAI.    In 2009, Sociedad Argentina de Gestion de Actores Interpretes ("SAGAI") sued DIRECTV Argentina over the payment of performance rights fees. SAGAI claimed that under applicable laws, we are required to pay them 2% of our programming revenues. In September 2013, the court ruled in SAGAI's favor, awarding damages equal to 2% of DIRECTV Argentina's programming revenue, approximately $77 million. We have recently entered into discussions with SAGAI to settle the dispute. Additionally, we have engaged outside advisors to review the judgment against us and we believe we have grounds to appeal the judgment. We have accrued amounts we believe are adequate for such performance rights.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   No previously reported legal proceedings were terminated during the fourth quarter ended December 31, 2013.

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

2013	High	Low
Fourth Quarter	$69.15	$57.40
Third Quarter	67.85	57.05
Second Quarter	65.81	53.50
First Quarter	57.64	47.71

2012	High	Low
Fourth Quarter	$54.08	$48.00
Third Quarter	55.17	46.59
Second Quarter	50.35	42.87
First Quarter	49.99	41.92

        As of the close of business on February 13, 2014, there were 44,594 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2013.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

        Information regarding compensation plans under which our equity securities may be issued is included in Item 12 through incorporation by reference to our Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on April 29, 2014.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended December 31, 2013 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
October 1 - 31, 2013	6	$61.03	6	$1,244
November 1 - 30, 2013	5	64.35	5	944
December 1 - 31, 2013	1	66.17	1	862

Total	12	62.92	12	862

        For additional information regarding our share repurchases see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$31,754	$29,740	$27,226	$24,102	$21,565
Total operating costs and expenses	26,604	24,655	22,597	20,206	18,892

Operating profit	$5,150	$5,085	$4,629	$3,896	$2,673

Net income attributable to DIRECTV	$2,859	$2,949	$2,609	$2,198	$942
Basic earnings attributable to DIRECTV common stockholders per common share	$5.22	$4.62	$3.49	$2.31	$0.96
Diluted earnings attributable to DIRECTV common stockholders per common share	$5.17	$4.58	$3.47	$2.30	$0.95
Basic and diluted earnings (loss) attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction	$—	$—	$—	$8.44	$(0.02)
Weighted average number of common shares outstanding (in millions):
Basic	548	638	747	870	982
Diluted	553	644	752	876	989
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions) :
Basic	—	—	—	22	22
Diluted	—	—	—	22	22
Weighted average number of total common shares outstanding (in millions):
Basic	548	638	747	880	985
Diluted	553	644	752	886	992

	As of December 31,
	2013	2012	2011	2010	2009
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Total assets	$21,905	$20,555	$18,423	$17,909	$18,260
Obligations under capital leases	495	528	545	580	586
Long-term debt	18,284	17,170	13,464	10,472	6,500
Total stockholders' equity (deficit)	(6,544)	(5,431)	(3,107)	(194)	2,911

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding significant transactions during each of the three years in the period ended December 31, 2013.

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2014 financial results, liquidity and capital resources.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

  •
  Accounting Changes

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$31,754	$29,740	$27,226
Total operating costs and expenses	26,604	24,655	22,597

Operating profit	5,150	5,085	4,629
Interest income	72	59	34
Interest expense	(840)	(842)	(763)
Other, net	106	140	84

Income before income taxes	4,488	4,442	3,984
Income tax expense	(1,603)	(1,465)	(1,348)

Net income	2,885	2,977	2,636
Less: Net income attributable to noncontrolling interest	(26)	(28)	(27)

Net income attributable to DIRECTV	$2,859	$2,949	$2,609

Basic earnings attributable to DIRECTV per common share	$5.22	$4.62	$3.49
Diluted earnings attributable to DIRECTV per common share	$5.17	$4.58	$3.47
Weighted average number of total common shares outstanding (in millions):
Basic	548	638	747
Diluted	553	644	752

	December 31,
	2013	2012
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,180	$1,902
Total current assets	5,953	5,554
Total assets	21,905	20,555
Total current liabilities	6,530	5,541
Long-term debt	18,284	17,170
Redeemable noncontrolling interest	375	400
Total stockholders' deficit	(6,544)	(5,431)

Reference should be made to the notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$5,150	$5,085	$4,629
Add: Depreciation and amortization expense	2,828	2,437	2,349

Operating profit before depreciation and amortization	$7,978	$7,522	$6,978

Operating profit before depreciation and amortization margin	25.1%	25.3%	25.6%
Cash flow information
Net cash provided by operating activities	$6,394	$5,634	$5,185
Net cash used in investing activities	(3,753)	(3,363)	(3,022)
Net cash used in financing activities	(2,176)	(1,242)	(2,792)
Free cash flow (2)
Net cash provided by operating activities	$6,394	$5,634	$5,185
Less: Cash paid for property and equipment	(3,409)	(2,960)	(2,924)
Less: Cash paid for satellites	(377)	(389)	(246)

Free cash flow	$2,608	$2,285	$2,015

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

      Operating profit before depreciation and amortization margin is calculated by dividing Operating profit before depreciation and amortization by Revenues.

(2)
Free cash flow, which is a financial measure that is not determined in accordance with GAAP, can be calculated by deducting amounts under the captions "Cash paid for property and equipment" and "Cash paid for satellites" from "Net cash provided by operating activities" from the Consolidated Statements of Cash Flows. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. Our management and our Board of Directors use free cash flow to evaluate the cash generated by our current subscriber base, net of capital expenditures, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and other capital investments or transactions and as a measure of performance for incentive compensation purposes. We believe this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media service providers. We believe that investors also use current and projected free cash flow to determine the ability of revenues from our current and projected subscriber base to fund required and discretionary spending and to help determine our financial value.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

Selected Segment Data

	Revenues	Percent of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization	Operating Profit Margin	Operating Profit Before Depreciation and Amortization Margin
	(Dollars in Millions)
December 31, 2013
DIRECTV U.S.	$24,676	77.7%	$4,444	$1,640	$6,084	18.0%	24.7%
Sky Brasil	3,753	11.8%	529	723	1,252	14.1%	33.4%
PanAmericana and Other	3,091	9.8%	247	444	691	8.0%	22.4%

DIRECTV Latin America	6,844	21.6%	776	1,167	1,943	11.3%	28.4%
Sports Networks, Eliminations and Other	234	0.7%	(70)	21	(49)	NM *	NM *

Total	$31,754	100.0%	$5,150	$2,828	$7,978	16.2%	25.1%

December 31, 2012
DIRECTV U.S.	$23,235	78.1%	$4,153	$1,501	$5,654	17.9%	24.3%
Sky Brasil	3,501	11.8%	555	533	1,088	15.9%	31.1%
PanAmericana and Other	2,743	9.2%	400	374	774	14.6%	28.2%

DIRECTV Latin America	6,244	21.0%	955	907	1,862	15.3%	29.8%
Sports Networks, Eliminations and Other	261	0.9%	(23)	29	6	NM *	NM *

Total	$29,740	100.0%	$5,085	$2,437	$7,522	17.1%	25.3%

December 31, 2011
DIRECTV U.S.	$21,872	80.3%	$3,702	$1,587	$5,289	16.9%	24.2%
Sky Brasil	3,020	11.1%	542	449	991	17.9%	32.8%
PanAmericana and Other	2,076	7.6%	374	298	672	18.0%	32.4%

DIRECTV Latin America	5,096	18.7%	916	747	1,663	18.0%	32.6%
Sports Networks, Eliminations and Other	258	1.0%	11	15	26	NM *	NM *

Total	$27,226	100.0%	$4,629	$2,349	$6,978	17.0%	25.6%

*
Percentage not meaningful.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

        The following represents additional selected information for our operating segments as of and for the year ended:

	Segment Assets	Capital Expenditures
	(Dollars in Millions)
December 31, 2013
DIRECTV U.S.	$13,446	$2,050
Sky Brasil	2,854	961
PanAmericana and Other	4,004	759

DIRECTV Latin America	6,858	1,720
Sports Networks, Eliminations and Other	1,601	16

Total	$21,905	$3,786

December 31, 2012
DIRECTV U.S.	$12,490	$1,741
Sky Brasil	2,951	812
PanAmericana and Other	3,335	786

DIRECTV Latin America	6,286	1,598
Sports Networks, Eliminations and Other	1,779	10

Total	$20,555	$3,349

December 31, 2011
DIRECTV U.S.	$11,796	$1,736
Sky Brasil	2,663	902
PanAmericana and Other	2,601	526

DIRECTV Latin America	5,264	1,428
Sports Networks, Eliminations and Other	1,363	6

Total	$18,423	$3,170

DIRECTV

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. If exchange controls are eased in the future, accumulated cash balances may ultimately be repatriated at less than their reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. See "Liquidity and Capital Resources" below for additional information regarding the Venezuelan devaluation and foreign currency exchange controls.

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There also are ongoing impacts to our results of operations subsequent to the devaluation, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations. In 2013, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $500 million, excluding the impact of the $166 million Venezuelan devaluation charge recorded in February 2013.

        Also in February 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD, which is intended to function as a public bidding system for private entities that import goods. Effective January 24, 2014, the Venezuelan government required that dividends and royalties will be subject to the SICAD program. The most recent transactions executed through SICAD auctions have been at an exchange rate of 11.4 bolivars per U.S. dollar. Depending on the transparency and liquidity of the SICAD market, it is possible that in the future we may remeasure our net monetary assets at the SICAD rate. To the extent that the SICAD rate is higher than the official exchange rate at that time, this could result in an additional devaluation charge. We have not executed any transactions through the SICAD program.

Foreign Currency Exchange Rates

        The comparability of our results of operations is impacted by fluctuations in foreign currency exchange rates and the volatility of those foreign currencies has an ongoing impact to our operating results. See "Foreign Currency Risk" in Item 7A "Quantitative and Qualitative Disclosures About Market Risk" for further information.

ECAD

        As previously reported, Escritório Central de Arrecadação e Distribuição, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In September 2013 Sky Brasil entered into an agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million in September 2013. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other," $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations. Sky Brasil had provided letters of credit related to this dispute in the amount of approximately $104 million, which have now been released. The settlement does not include any agreement as to royalties that will apply after December 31, 2013.

DIRECTV

Financing Transactions

  2013 Financing Transactions

        In 2013, DIRECTV U.S. issued $1,960 million of senior notes resulting in $1,947 million of proceeds, net of discount.

        In the first quarter of 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2013, Sky Brasil had borrowings of $137 million outstanding under the BNDES facility.

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

Divestitures

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

        For additional information regarding the sale of investments, refer to Note 8 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

Change in Accounting Estimate

  Depreciable Lives of Leased Set-Top Receivers

        We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated

DIRECTV

useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, in 2011 we determined that the estimated useful life of certain HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years, as previously estimated. We continue to depreciate standard-definition set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We accounted for this change in the useful life of certain HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011.

        This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(59)	$(176)	$(141)
Net income attributable to DIRECTV	37	109	86
Basic earnings attributable to DIRECTV per common share	$0.07	$0.17	$0.12
Diluted earnings attributable to DIRECTV per common share	$0.07	$0.17	$0.11

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. As of December 31, 2013, we had approximately $862 million remaining under the authorization given by the Board of Directors in 2013. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2013	2012	2011
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$4,000	$5,148	$5,455
Average price per share	$57.54	$48.24	$45.78
Number of shares repurchased and retired	70	107	119

KEY TERMINOLOGY

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, advanced receiver fees (which include HD, DVR and multi-room viewing), pay-per-view programming, and seasonal live sporting events. We also earn revenues from monthly fees we charge subscribers for multiple set-top receivers, hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

DIRECTV

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

EXECUTIVE OVERVIEW AND OUTLOOK

        Please refer to "Risk Factors" in Item 1A for a discussion of risks that may affect forecasted results of our business generally.

        DIRECTV U.S.    DIRECTV U.S. faces challenges related to the rapid advance of technology that provides consumers with more options both in and out of the home and an industry that is increasingly competitive. In addition, programming content providers are continuing to seek increased rates for their content.

        Revenue growth at DIRECTV U.S. has been generated by an increase in ARPU and growth of our subscriber base. In 2014, we expect

DIRECTV

revenue to increase in the mid-single digit percentage range driven primarily by ARPU growth. We also expect positive net subscriber additions in 2014.

        In 2014, we expect operating profit before depreciation and amortization to grow in the mid-single digit percentage range. We expect to continue to be challenged by rising broadcast programming costs; however we intend to manage the impact to our margins by continuing to capture productivity improvements, which are expected to reduce costs and improve call center performance, field operations and customer satisfaction.

        We expect total capital expenditures in 2014 to decrease approximately $300 million at DIRECTV U.S to approximately $1.75 billion, primarily due to a reduction in set-top receiver costs, as well as lower upgrades relative to initial demand volumes for the DIRECTV Genie in 2013 and a higher use of refurbished set-top receivers for new subscribers.

        DIRECTV Latin America.    Some Latin American countries in which we operate are continuing to undergo a period of economic uncertainty. We remain committed to our strategy to profitably grow our business across the region by strengthening our penetration of advanced services for premium subscribers and leveraging our scale to further penetrate and profitably serve the rapidly growing mass market while focusing on cost management, productivity improvements and capital investments.

        In 2014, we expect gross subscriber additions of over four million and net subscriber additions of about one million at DIRECTV Latin America, with net subscriber additions higher in Sky Brasil and lower in PanAmericana as compared to 2013.

        Excluding the impact of the Venezuelan devaluation charge and the ECAD settlement gain in 2013, as well as any future devaluation of the Venezuelan bolivar, we expect revenues and operating profit before depreciation and amortization to grow in the mid-single digit percentage range in 2014. These estimates are highly volatile depending on changes in foreign currency exchange rates, particularly in Argentina, Brazil and Venezuela, as well as changes in the macroeconomic environment. We expect capital expenditures in Latin America to be in the $1.6 billion to $1.7 billion range, which includes capital expenditures related to subscriber growth, investments in upgrading DIRECTV Latin America's infrastructure, including satellites and related broadcast facilities, as well as strategic initiatives such as wireless broadband.

        DIRECTV Consolidated.    We anticipate earnings per common share to increase in the mid teen percentage range from the $5.22 earnings per share reported in 2013 resulting from higher operating profit coupled with a continued anticipated decline in weighted average common shares outstanding resulting from our share repurchase program, partially offset by increased interest and income tax expenses. As discussed above, these estimates are highly volatile depending on changes in foreign currency exchange rates, as well as changes in the macroeconomic and political environment in Latin America.

        We also anticipate free cash flow, or cash provided by operating activities less capital expenditures, to increase approximately 10%.

DIRECTV

RESULTS OF OPERATIONS

Year Ended December 31, 2013 Compared with the Year Ended December 31, 2012

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$24,676	$23,235	$1,441	6.2%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	11,616	10,743	873	8.1%
Subscriber service expenses	1,474	1,464	10	0.7%
Broadcast operations expenses	293	306	(13)	(4.2)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,642	2,673	(31)	(1.2)%
Upgrade and retention costs	1,350	1,253	97	7.7%
General and administrative expenses	1,217	1,142	75	6.6%
Depreciation and amortization expense	1,640	1,501	139	9.3%

Total operating costs and expenses	20,232	19,082	1,150	6.0%

Operating profit	$4,444	$4,153	$291	7.0%

Operating profit margin	18.0%	17.9%	—	—
Other data:
Operating profit before depreciation and amortization	$6,084	$5,654	$430	7.6%
Operating profit before depreciation and amortization margin	24.7%	24.3%	—	—
Total number of subscribers (in thousands)	20,253	20,084	169	0.8%
ARPU	$102.18	$96.98	$5.20	5.4%
Average monthly subscriber churn %	1.50%	1.53%	—	(2.0)%
Gross subscriber additions (in thousands)	3,790	3,874	(84)	(2.2)%
Subscriber disconnections (in thousands)	3,621	3,675	(54)	(1.5)%
Net subscriber additions (in thousands)	169	199	(30)	(15.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$873	$859	$14	1.6%
Capital expenditures:
Property and equipment	$648	$541	$107	19.8%
Subscriber leased equipment—subscriber acquisitions	666	656	10	1.5%
Subscriber leased equipment—upgrade and retention	538	291	247	84.9%
Satellites	198	253	(55)	(21.7)%

Total capital expenditures	$2,050	$1,741	$309	17.7%

Depreciation expense—subscriber leased equipment	$922	$815	$107	13.1%

        Subscribers.    In 2013, net subscriber additions decreased due to lower gross subscriber additions associated with a continued focus on attaining higher quality subscribers, as well as a more challenging competitive environment and a decline in aggregate subscribers across the MVPD industry. This decrease was partially offset by lower average monthly subscriber churn in 2013. In 2012, average monthly churn was unfavorably impacted by a contract dispute with a large programmer that resulted in the removal of several channels from our service for nine days. The lower average monthly churn was also due to a greater number of subscribers on contract commitments and auto-bill pay, as well as stricter credit policies in 2013.

        Revenues.    DIRECTV U.S. revenues increased in 2013 as a result of higher ARPU and the larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for our new enhanced warranty program, as well as higher commercial and ad sales revenues, partially offset by increased promotional offers to new and existing subscribers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2013 as compared to 2012 primarily due to higher revenues and lower subscriber acquisition costs, partially offset by higher broadcast programming and other costs, higher upgrade and retention costs and higher general and administrative costs. Subscriber acquisition costs decreased primarily due to the decrease in gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, increased primarily due to an increase in subscriber demand for advanced products and higher marketing costs per subscriber added. Broadcast programming and other costs increased primarily due to annual program supplier rate increases, a larger subscriber base and increased costs associated with providing the expanded warranty program. Upgrade and retention costs increased in 2013 as compared to 2012 primarily due to a larger number of subscriber upgrades to advanced products related to customer loyalty initiatives. General and administrative costs increased primarily as a result of higher labor costs.

        Operating profit before depreciation and amortization margin increased in 2013 as compared to 2012 driven by the incremental margin generated by higher revenues combined with lower subscriber acquisition costs and mostly unchanged subscriber service expenses. Subscriber service expenses remained relatively unchanged due to

DIRECTV

continued improvement and efficiency initiatives. These margin improvements were partially offset by relatively higher broadcast programming costs mostly related to annual supplier rate increases.

        Operating profit.    Operating profit and operating profit margin increased in 2013 compared to 2012 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

			Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,844	$6,244	$600	9.6%
Operating profit before depreciation and amortization (1)	1,943	1,862	81	4.4%
Operating profit before depreciation and amortization margin (1)	28.4%	29.8%	—	—
Operating profit (1)	$776	$955	$(179)	(18.7)%
Operating profit margin (1)	11.3%	15.3%	—	—
Other data:
ARPU (2)	$51.64	$57.25	$(5.61)	(9.8)%
Average monthly total subscriber churn % (2)	2.37%	1.81%	—	30.9%
Average monthly post paid subscriber churn % (2)	2.10%	1.50%	—	40.0%
Total number of subscribers (in thousands) (2) (3)	11,568	10,328	1,240	12.0%
Gross subscriber additions (in thousands) (3) (4)	4,382	4,417	(35)	(0.8)%
Net subscriber additions (in thousands) (2) (3) (4)	1,239	2,439	(1,200)	(49.2)%
Capital expenditures:
Property and equipment	$224	$214	$10	4.7%
Subscriber leased equipment—subscriber acquisitions	923	837	86	10.3%
Subscriber leased equipment—upgrade and retention	409	419	(10)	(2.4)%
Satellites	164	128	36	28.1%

Total capital expenditures	$1,720	$1,598	$122	7.6%

(1)
These amounts include the impact of the $166 million Venezuelan devaluation charge and the ongoing impact of foreign currency exchange rate fluctuations.

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

(3)
DIRECTV Latin America subscriber data exclude the subscribers of the Sky Mexico platform.

(4)
Gross and net subscriber additions exclude 1,000 subscribers acquired in transactions in Brazil during 2013 and 18,000 subscribers acquired in transactions in Brazil during 2012.

DIRECTV

        Sky Brasil Results of Operations    The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

			Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,753	$3,501	$252	7.2%
Operating profit before depreciation and amortization	1,252	1,088	164	15.1%
Operating profit before depreciation and amortization margin	33.4%	31.1%	—	—
Operating profit	$529	$555	$(26)	(4.7)%
Operating profit margin	14.1%	15.9%	—	—
Other data:
ARPU	$59.97	$65.68	$(5.71)	(8.7)%
Total number of subscribers (in thousands) (1)	5,371	5,038	333	6.6%
Total capital expenditures	$961	$812	$149	18.3%

(1)
See Note (2) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In 2013, net subscriber additions decreased due to higher average monthly subscriber churn in 2013. Average monthly total subscriber churn increased related to the improper crediting of certain subscriber accounts and associated corrective actions described above, as well as challenging economic and competitive conditions. The higher average monthly subscriber churn was also impacted by the effect of a higher mix of mass market subscribers in 2013.

        Revenues.    Revenues increased in 2013 as compared to 2012 due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates and the effect of increased penetration of lower ARPU mass market subscribers, partially offset by price increases and a higher number of upgrades, including advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2013 as compared to 2012, primarily due to higher revenues and the settlement of the ECAD dispute, partially offset by higher broadcast programming costs related to the larger subscriber base. Also impacting operating profit before depreciation and amortization were higher subscriber service expenses related to the larger subscriber base.

        Operating profit before depreciation and amortization margin increased in 2013 as compared to 2012, driven by the incremental margin generated by higher revenues and lower relative broadcast programming and other costs, primarily related to the settlement of the ECAD dispute.

        Operating profit.    Operating profit and operating profit margin decreased in 2013 as compared to 2012, as the increase in operating profit before depreciation and amortization was offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installation and higher depreciation expense associated with the higher monthly average total subscriber churn discussed above.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV PanAmericana and Other operations:

			Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,091	$2,743	$348	12.7%
Operating profit before depreciation and amortization (1)	691	774	(83)	(10.7)%
Operating profit before depreciation and amortization margin (1)	22.4%	28.2%	—	—
Operating profit (1)	$247	$400	$(153)	(38.3)%
Operating profit margin (1)	8.0%	14.6%	—	—
Other data:
ARPU	$44.19	$49.24	$(5.05)	(10.3)%
Total number of subscribers (in thousands)	6,197	5,291	906	17.1%
Total capital expenditures	$759	$786	$(27)	(3.4)%

(1)
These amounts include the impact of the $166 million Venezuelan devaluation charge.

        Subscribers.    In 2013, net subscriber additions decreased primarily due to lower gross subscriber additions combined with higher average monthly subscriber churn in 2013. The decrease in gross subscriber additions was due to certain limitations on importing set-top receivers for new subscribers in Venezuela, as well as lower gross subscriber additions in Argentina associated with a more challenging economic environment. This decrease in gross subscriber additions was partially offset by increased gross subscriber additions in Chile, Colombia and Ecuador primarily due to greater mass market demand. Average monthly total subscriber churn decreased as a result of higher pre-paid reconnection rates, coupled with lower post paid churn in 2013.

        Revenues.    Revenues increased in 2013 as compared to 2012 due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to the devaluation of the Venezuelan bolivar in February 2013 and currency depreciation in Argentina, partially offset by price increases.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization decreased in 2013 as compared to 2012, primarily in Venezuela as a result of the charge resulting from the devaluation of the bolivar fuerte in February 2013. The decrease in operating profit before depreciation and amortization in Venezuela was partially offset by an increase in operating profit before depreciation and amortization in Colombia and Argentina, primarily due to higher revenues, partially offset by higher broadcast programming costs and subscriber service expenses related to the larger subscriber base, as well as higher general and administrative expenses related to higher infrastructure costs.

        Operating profit before depreciation and amortization margin decreased in 2013 as compared to 2012, primarily in Venezuela, as the higher revenues were more than offset by the impact of the $166 million charge related to the devaluation of the bolivar fuerte in February 2013.

        Operating profit.    Operating profit and operating profit margin decreased in 2013 as compared to 2012, primarily due to the decrease in operating profit before depreciation and amortization and an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and higher depreciation expense due to higher total capitalized subscriber leased equipment and installation costs.

DIRECTV Consolidated Other Income, Income Taxes and Net Income Attributable to Noncontrolling Interest

        Interest income.    Interest income was $72 million in 2013 and $59 million in 2012.

        Interest expense.    The decrease in interest expense to $840 million in 2013 from $842 million in 2012 was primarily a result of the settlement of the ECAD dispute, partially offset by the impact of a higher average debt balance. We capitalized interest costs of $41 million in 2013 and $24 million in 2012.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	2013	2012	Change
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates (1)	$198	$131	$67
DSN Northwest deconsolidation charge	(59)	—	(59)
Net foreign currency transaction loss	(52)	(34)	(18)
ECAD settlement gain	21	—	21
Net gains from sale of investments	8	122	(114)
Fair-value loss on non-employee stock options	(7)	(4)	(3)
Other	(3)	(11)	8
Loss on early extinguishment of debt	—	(64)	64

Total	$106	$140	$(34)

(1)
Includes an increase in equity earnings from Sky Mexico of approximately $60 million related to the recognition of certain one-time tax benefits in 2013.

        Income tax expense.    We recognized income tax expense of $1,603 million in 2013 and $1,465 million in 2012. The effective tax rate for 2013 was 35.7% compared to 33.0% for 2012. The higher effective tax rate in 2013 was primarily attributable to the unfavorable tax impacts of the Venezuela currency devaluation and the DSN Northwest Transaction in 2013 and a benefit recorded for the recognition of uncertain tax benefits due to the expiration of the statute of limitations in federal and foreign tax jurisdictions in 2012.

        Net income attributable to noncontrolling interest.    Net income attributable to noncontrolling interest was $26 million in 2013 and $28 million in 2012.

Earnings Per Share

        Earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2013	2012
Basic earnings attributable to DIRECTV per common share	$5.22	$4.62
Diluted earnings attributable to DIRECTV per common share	$5.17	$4.58
Weighted average number of common shares outstanding (in millions):
Basic	548	638
Diluted	553	644

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program, partially offset by lower net income attributable to DIRECTV.

DIRECTV

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

        Subscribers.    In 2012, net subscriber additions decreased due to lower gross subscriber additions primarily resulting from an increased focus on attaining higher-quality subscribers and stricter credit policies, as well as lower gross additions from our telco sales channel. Average monthly subscriber churn decreased in 2012 primarily due to a greater number of subscribers on contract commitments and auto-bill pay.

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

DIRECTV

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

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

			Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,244	$5,096	$1,148	22.5%
Operating profit before depreciation and amortization	1,862	1,663	199	12.0%
Operating profit before depreciation and amortization margin	29.8%	32.6%	—	—
Operating profit	$955	$916	$39	4.3%
Operating profit margin	15.3%	18.0%	—	—
Other data:
ARPU	$57.25	$62.64	$(5.39)	(8.6)%
Average monthly total subscriber churn %	1.81%	1.78%	—	1.7%
Average monthly post-paid subscriber churn %	1.50%	1.42%	—	5.6%
Total number of subscribers (in thousands) (1) (2)	10,328	7,871	2,457	31.2%
Gross subscriber additions (in thousands) (1) (2)	4,417	3,510	907	25.8%
Net subscriber additions (in thousands) (1) (2)	2,439	2,063	376	18.2%
Capital expenditures:
Property and equipment	$214	$93	$121	130.1%
Subscriber leased equipment—subscriber acquisitions	837	834	3	0.4%
Subscriber leased equipment—upgrade and retention	419	397	22	5.5%
Satellites	128	104	24	23.1%

Total capital expenditures	$1,598	$1,428	$170	11.9%

(1)
DIRECTV Latin America subscriber data exclude subscribers of the Sky Mexico platform.

(2)
Excludes 18,000 subscribers acquired in a 2012 transaction in Brazil.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

			Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,501	$3,020	$481	15.9%
Operating profit before depreciation and amortization	1,088	991	97	9.8%
Operating profit before depreciation and amortization margin	31.1%	32.8%	—	—
Operating profit	$555	$542	$13	2.4%
Operating profit margin	15.9%	17.9%	—	—
Other data:
ARPU	$65.68	$80.94	$(15.26)	(18.9)%
Total number of subscribers (in thousands)	5,038	3,793	1,245	32.8%
Total capital expenditures	$812	$902	$(90)	(10.0)%

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products. Net subscriber additions decreased in 2012 due to higher average monthly total subscriber churn partially offset by the increase in gross subscriber additions in the middle market.

        Revenues.    Revenues increased in 2012 as compared to 2011 due to strong subscriber growth in the middle market partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, as well as the as the effect of increased penetration of lower ARPU middle market subscribers, partially offset by higher upgrades.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2012 as compared to 2011, primarily due to higher revenues, partially offset by higher broadcast programming costs related to the larger subscriber base and higher customer service expenses primarily due to higher costs related to serving a growing penetration of middle market subscribers.

        Operating profit before depreciation and amortization margin decreased in 2012 as compared to 2011, as the revenue growth was more than offset by higher relative growth in subscriber service expenses associated with serving the middle market discussed above.

        Operating profit.    Operating profit increased in 2012 as compared to 2011 primarily due to higher operating profit before depreciation and amortization discussed above, partially offset by higher depreciation expense resulting from an increase in basic and advanced product receivers capitalized due to the higher gross subscriber additions in 2012.

        Operating profit margin decreased in 2012 as compared to 2011 due to the lower operating profit before depreciation and amortization margin and higher depreciation and amortization expense.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV PanAmericana and Other operations:

			Change
	2012	2011	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,743	$2,076	$667	32.1%
Operating profit before depreciation and amortization	774	672	102	15.2%
Operating profit before depreciation and amortization margin	28.2%	32.4%	—	—
Operating profit	$400	$374	$26	7.0%
Operating profit margin	14.6%	18.0%	—	—
Other data:
ARPU	$49.24	$47.18	$2.06	4.4%
Total number of subscribers (in thousands)	5,291	4,078	1,213	29.7%
Total capital expenditures	$786	$527	$259	49.1%

        Subscribers.    The increase in gross subscriber additions was primarily due to higher demand for our middle market products, primarily in Argentina, Colombia and Venezuela. Net subscriber additions increased in 2012 due to the higher gross subscriber additions as well as lower average monthly subscriber churn.

        Revenues.    Revenues increased in 2012 as compared to 2011 due to strong subscriber growth and higher ARPU primarily in Venezuela. The increase in ARPU was primarily due to price increases on programming packages, higher penetration of advanced products, partially offset by the effect of increased penetration in the middle market.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2012 as compared to 2011, primarily in Venezuela and Argentina due to higher revenues, partially offset by higher broadcast programming costs associated with certain soccer events and the Olympics. In addition, subscriber service and general and administrative expenses increased as a result of inflationary pressure on labor, subscriber acquisition costs increased due to the higher number of gross subscriber additions, and upgrade and retention costs increased as a result of the replacement of first generation set-top receivers across the region.

        Operating profit before depreciation and amortization margin decreased in 2012 as compared to 2011, as the revenue growth was more than offset by the higher incremental costs as discussed above.

        Operating profit.    Operating profit increased in 2012 as compared to 2011 primarily due to higher operating profit before depreciation and amortization discussed above, partially offset by higher depreciation and amortization expense related to an increase in basic and advanced product receivers capitalized due to the higher gross subscriber additions in 2012 in Venezuela and Argentina, as well as higher depreciation expense related to the reduction of the useful life of a backup satellite.

        Operating profit margin decreased in 2012 as compared to 2011 due to the lower operating profit before depreciation and amortization margin and higher relative depreciation and amortization expense.

DIRECTV Consolidated Other Income, Income Taxes and Net Income Attributable to Noncontrolling Interest

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

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	2012	2011	Change
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$131	$109	$22
Net foreign currency transaction loss	(34)	(50)	16
Net gains from sale of investments	122	63	59
Fair-value loss on non-employee stock options	(4)	(4)	—
Other	(11)	(9)	(2)
Loss on early extinguishment of debt	(64)	(25)	(39)

Total	$140	$84	$56

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

Earnings Per Share

        Common stock earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2012	2011
Basic earnings attributable to DIRECTTV per common share	$4.62	$3.49
Diluted earnings attributable to DIRECTTV per common share	$4.58	$3.47
Weighted average number of common shares outstanding (in millions):
Basic	638	747
Diluted	644	752

        The increases in basic and diluted earnings per share were due a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facilities. On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. At December 31, 2013, we had $200 million of short-term commercial paper outstanding compared with $358 million outstanding at December 31, 2012. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

DIRECTV

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2013, Sky Brasil had borrowings of $137 million outstanding under the BNDES facility.

        At December 31, 2013, our cash and cash equivalents totaled $2,180 million compared with $1,902 million at December 31, 2012.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.91 at December 31, 2013 and 1.00 at December 31, 2012. Working capital decreased by $590 million to a deficit of $577 million at December 31, 2013 from $13 million at December 31, 2012. The decrease during the year was primarily due to an increase in our current debt balance due to a long-term senior note becoming current and payable in 2014.

Summary Cash Flow Information

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Net cash provided by operating activities	$6,394	$5,634	$5,185
Net cash used in investing activities	(3,753)	(3,363)	(3,022)
Net cash used in financing activities	(2,176)	(1,242)	(2,792)
Free cash flow:
Net cash provided by operating activities	$6,394	$5,634	$5,185
Less: Cash paid for property, equipment and satellites	(3,786)	(3,349)	(3,170)

Free cash flow	$2,608	$2,285	$2,015

Cash Flows Provided By Operating Activities

        Net cash provided by operating activities increased in 2013 as compared to 2012 mainly due to higher operating profit before depreciation and amortization and an increase in cash generated from working capital mostly at DIRECTV U.S. related to timing of vendor payables and a decrease in inventory principally due to increased usage of refurbished set-top boxes, partially offset by increased prepaid expenses and cash paid for interest and taxes. Net cash provided by operating activities increased in 2012 as compared to 2011 due to higher operating profit before depreciation and amortization and an increase in cash generated from working capital related to the timing of customer and vendor receipts at DIRECTV U.S., partially offset by increased cash paid for interest and taxes.

        Cash paid for income taxes was $1,479 million in 2013, $1,406 million in 2012 and $1,042 million in 2011. The increase in cash paid for income taxes in 2013 resulted primarily from a tax payment for the settlement of prior year taxes. The increase in cash paid for income taxes in 2012 resulted mainly from increased income before income taxes and a decrease in the bonus depreciation rate from 100% in 2011 to 50% in 2012.

        Cash paid for interest was $840 million in 2013, $781 million in 2012 and $687 million in 2011. The increase in cash paid for interest from 2011 to 2013 is due to the increase in our average debt outstanding.

Cash Flows Used In Investing Activities

        Capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. remained relatively flat from 2011 to 2012, as the decrease in gross subscriber additions has been offset by an increase in set-top receivers provided to subscribers under upgrade and retention initiatives. Capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. increased from 2012 to 2013 due to higher penetration of advanced set-top receivers to existing customers under upgrade and retention initiatives.

        In Latin America, part of our business strategy is to increase advanced product penetration. As a result, capital expenditures for subscriber leased set-top receivers at DIRECTV Latin America increased during 2011, 2012 and 2013.

        During 2011, 2012 and 2013, DIRECTV U.S. was in the process of constructing two satellites, D14, which we expect to launch in the fourth quarter of 2014 and D15, which we expect to launch in the first half of 2015. Additionally, capital expenditures increased in 2012 and 2013 as a result of the construction of our new El Segundo campus.

DIRECTV

        During 2011, DIRECTV Latin America contracted to lease two satellites for PanAmericana, ISDLA 1 and ISDLA 2, which are expected to be launched in 2014 and 2015. As a part of the lease agreement, we are required to make prepayments prior to the launch and commencement of the lease term. Payments related to the lease agreement totaled $105 million for 2013, $128 million for 2012 and $104 million for 2011 and are included as satellite capital expenditures. In 2013, DIRECTV Latin America contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. In 2013 we paid $59 million for the construction of SKY-Brasil 1.

        We paid $66 million in 2013, $16 million in 2012 and $11 million in 2011 for investments, net of cash acquired, in various companies. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future. We received cash of $257 million in 2013, primarily related to the 2012 sale of an 18% interest in Game Show Network, $24 million in 2012 related to the sale of various investments and $116 million in 2011, primarily related to the sale of a 5% ownership interest in Game Show Network and the sale of another equity method investment, as further discussed in Note 8 of the Notes to the Consolidated Financial Statements. In addition, we paid cash of $159 million for spectrum at DIRECTV Latin America and new patent licenses in DIRECTV U.S. in 2013.

Cash Flows Used in Financing Activities

        Under stock repurchase plans approved by our Board of Directors, we completed the repurchase of our common stock as follows: $4,000 million in 2013, $5,175 million in 2012, $5,496 million during 2011. In the first quarter of 2014, we announced a new repurchase program authorization of an additional $3.5 billion. We may make purchases under this program in the open market, through negotiated transactions or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the share repurchases are our existing cash on hand, cash from operations and potential additional borrowings.

        During 2011, we had $3,990 million of net cash proceeds from the issuance of senior notes. We also repaid $1,000 million of our long-term debt during 2011. During 2012, we had $5,190 million of net cash proceeds from the issuance of senior notes and $358 million of net cash proceeds from the issuance of short-term commercial paper. We also repaid $1,500 million of our long-term debt and borrowed and repaid $400 million under our revolving credit facility. During 2013, we had $1,947 million of net cash proceeds from the issuance of senior notes, $152 million of cash proceeds from BNDES and $158 million of net cash repayments of short-term commercial paper. We also repaid $15 million of the BNDES financing facility and borrowed and repaid $10 million under our revolving credit facility in 2013.

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

Debt

        At December 31, 2013, we had $19,540 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S. and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

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

        Senior Notes.    At December 31, 2013, DIRECTV U.S.' senior notes had a carrying value of $19,203 million and a weighted-average coupon

DIRECTV

rate of 4.5%. The principal amount of our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $12,808 million thereafter.

        Included in the amounts above are DIRECTV U.S.' €500 million in aggregate principal of 2.750% senior notes due in 2023, £750 million in aggregate principal of 4.375% senior notes due in 2029, and £350 million in aggregate principal of 5.200% senior notes due in 2033. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap agreements to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap agreements correspond to the related hedged senior notes and have maturities ranging from May 2023 to November 2033.

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2013, we had $200 million of short-term commercial paper outstanding, with a weighted average maturity of 133 days, at a weighted average yield of 0.41%, which may be refinanced on a periodic basis as borrowings mature. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average maturity of 90 days, at a weighted average yield of 0.54%.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2013, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At December 31, 2013, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV entered into a series of Supplemental Indentures whereby DIRECTV agreed to fully guarantee all of the senior notes then outstanding, jointly and severally with most of DIRECTV Holdings LLC's domestic subsidiaries. The Supplemental

DIRECTV

Indentures provide that DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

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

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV is not subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the indentures.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2013, Sky Brasil had borrowings of $137 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.34 / $1.00 at December 31, 2013.

        Borrowings under the BNDES facility mature as follows: $56 million in 2014, $58 million in 2015 and $23 million in 2016 . The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $168 million based on the exchange rate at the time of purchase.

Contingencies

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. If exchange controls are eased in the future, accumulated cash balances may ultimately be repatriated at less than their reported value, as the official exchange rate has not changed despite continuing high inflation in Venezuela. As of December 31, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $607 million, including cash of $658 million, based on the 6.3 bolivars per U.S. dollar official exchange rate at that time. In 2013, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $500 million excluding the impact of the $166 million Venezuelan devaluation charge recorded in February 2013.

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

DIRECTV

earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Also in February 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD, which is intended to function as a public bidding system for private entities that import goods. Effective January 24, 2014, the Venezuelan government required that dividends and royalties will be subject to the SICAD program. The most recent transactions executed through SICAD auctions have been at an exchange rate of 11.4 bolivars per U.S. dollar. Depending on the transparency and liquidity of the SICAD market, it is possible that in the future we may remeasure our net monetary assets at the SICAD rate. To the extent that the SICAD rate is higher than the official exchange rate at that time, this could result in an additional devaluation charge. We have not executed any transactions through the SICAD program.

        Income taxes.    During 2013, we reached settlement with federal and state tax jurisdictions resulting in the recognition of uncertain tax benefits. As a result we recorded a benefit of $76 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2013. During 2012, the statute of limitations expired in federal and foreign tax jurisdictions resulting in the recognition of uncertain tax benefits. As a result we recorded a benefit of $168 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2012. We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits will not change materially during the next twelve months.

        Redeemable Noncontrolling Interest.    As discussed in Note 21 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report, Globo had the right to exchange Sky Brasil shares for cash or our common shares. Globo did not exercise their right, which expired.

        Other.    Several factors may affect our ability to fund our operations and commitments that we discuss in "Contractual Obligations," "Off-Balance Sheet Arrangements" and "Contingencies" below. In addition, our future cash flows may be reduced if we experience, among other things, significantly higher subscriber additions than planned, increased subscriber churn or upgrade and retention costs, higher than planned capital expenditures for satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under the revolving credit facilities is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facilities as more fully described above.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2013, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, as referenced in the table. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $406 million as of December 31, 2013. The timing and amount of any future payments is

DIRECTV

not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 10) (a)	$30,246	$1,925	$5,068	$3,344	$19,909
Purchase obligations (Note 21) (b)	4,793	2,122	1,624	476	571
Operating lease obligations (Note 21) (c)	996	99	193	184	520
Capital lease obligations (Notes 13 and 21) (d)	1,421	102	283	263	773

Total	$37,456	$4,248	$7,168	$4,267	$21,773

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2013, however, the obligations do not reflect potential prepayments required under indentures.

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

(d)
Capital lease obligations includes obligations under the contract for the lease of the ISDLA-1 and ISDLA-2 satellites currently under construction for DIRECTV Latin America, which we expect to account for as capital leases at the time the satellites are placed into service. For further discussion, please refer to Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2013, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $236 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate set-top receivers at DIRECTV U.S. over a three to five year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. If we extended the depreciable life of the set-top receivers at DIRECTV U.S. by one year, it would result in an approximately $284 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when

DIRECTV

events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2013, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2013, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

        As of December 31, 2013, we had no significant foreign currency exchange contracts outstanding, excluding the cross-currency swaps described in Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The impact of a hypothetical 10% adverse change in exchange rates would be a loss of $166 million, net of taxes, at December 31, 2013, a portion of which could be recorded in "Foreign currency translation adjustments" in our Consolidated Statements of Comprehensive Income.

  Economic Exposure

        We are exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to

DIRECTV

effectively convert fixed rate foreign currency denominated debt to fixed rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2013, the fair value of our cross-currency swaps was an asset of $112 million, which is recorded in "Investments and other assets" in our Consolidated Balance Sheets. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Counterparty Credit Risk

        We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties' credit ratings. As of December 31, 2013 we held cash collateral from counterparties of $10 million, which is recorded in "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $19,540 million at December 31, 2013, which consisted principally of DIRECTV U.S.' fixed rate borrowings. In addition, DIRECTV U.S. uses forward-starting swaps to protect against unfavorable interest rate changes related to forecasted issuances of debt. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV and subsidiaries (the "Company") as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders' deficit and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 21, 2014

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$31,754	$29,740	$27,226
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	13,991	13,028	11,655
Subscriber service expenses	2,242	2,137	1,911
Broadcast operations expenses	409	414	389
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	3,419	3,397	3,390
Upgrade and retention costs	1,547	1,427	1,327
General and administrative expenses	2,002	1,815	1,576
Venezuelan currency devaluation charge	166	—	—
Depreciation and amortization expense	2,828	2,437	2,349

Total operating costs and expenses	26,604	24,655	22,597

Operating profit	5,150	5,085	4,629
Interest income	72	59	34
Interest expense	(840)	(842)	(763)
Other, net	106	140	84

Income before income taxes	4,488	4,442	3,984
Income tax expense	(1,603)	(1,465)	(1,348)

Net income	2,885	2,977	2,636
Less: Net income attributable to noncontrolling interest	(26)	(28)	(27)

Net income attributable to DIRECTV	$2,859	$2,949	$2,609

Basic earnings attributable to DIRECTV per common share	$5.22	$4.62	$3.49
Diluted earnings attributable to DIRECTV per common share	$5.17	$4.58	$3.47
Weighted average number of common shares outstanding (in millions):
Basic	548	638	747
Diluted	553	644	752

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Net income	$2,885	$2,977	$2,636
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	22	(45)	(39)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	38	12	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	1
Cash flow hedges:
Unrealized gains (losses) arising during the period	80	(10)	—
Reclassification adjustments included in net income	(49)	(7)	—
Foreign currency translation adjustments	(173)	(32)	(94)
Available for sale securities:
Unrealized holding losses on securities	—	(4)	(6)
Reclassification adjustment for net losses recognized during period	1	—	—

Other comprehensive loss	(80)	(86)	(129)

Comprehensive income	2,805	2,891	2,507
Less: Comprehensive income attributable to noncontrolling interest	(20)	(13)	(17)

Comprehensive income attributable to DIRECTV	$2,785	$2,878	$2,490

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,180	$1,902
Accounts receivable, net	2,547	2,696
Inventories	283	412
Deferred income taxes	140	73
Prepaid expenses and other	803	471

Total current assets	5,953	5,554
Satellites, net	2,467	2,357
Property and equipment, net	6,650	6,038
Goodwill	3,970	4,063
Intangible assets, net	920	832
Investments and other assets	1,945	1,711

Total assets	$21,905	$20,555

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,685	$4,618
Unearned subscriber revenues and deferred credits	589	565
Current debt	1,256	358

Total current liabilities	6,530	5,541
Long-term debt	18,284	17,170
Deferred income taxes	1,804	1,672
Other liabilities and deferred credits	1,456	1,203
Commitments and contingencies
Redeemable noncontrolling interest	375	400
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 519,306,232 and 586,839,817 shares issued and outstanding of DIRECTV common stock at December 31, 2013 and December 31, 2012, respectively	3,652	4,021
Accumulated deficit	(9,874)	(9,210)
Accumulated other comprehensive loss	(322)	(242)

Total stockholders' deficit	(6,544)	(5,431)

Total liabilities and stockholders' deficit	$21,905	$20,555

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND REDEEMABLE NONCONTROLLING INTEREST

	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit	Redeemable Noncontrolling Interest	Net Income
	(Dollars in Millions, Except Share Data)
Balance as of January 1, 2011	808,447,044	$5,563	$(5,730)	$(27)	$(194)	$224
Net Income			2,609		2,609	27	$2,636
Stock repurchased and retired	(119,132,986)	(825)	(4,630)		(5,455)
Stock options exercised and restricted stock units vested and distributed	1,992,637	(48)			(48)
Share-based compensation expense		103			103
Tax benefit from share-based compensation		30			30
Adjustment to the fair value of redeemable noncontrolling interest		(24)			(24)	24
Other			1		1
Other comprehensive loss				(129)	(129)	(10)

Balance as of December 31, 2011	691,306,695	4,799	(7,750)	(156)	(3,107)	265
Net Income			2,949		2,949	28	$2,977
Stock repurchased and retired	(106,691,615)	(739)	(4,409)		(5,148)
Stock options exercised and restricted stock units vested and distributed	2,224,737	(54)			(54)
Share-based compensation expense		109			109
Tax benefit from share-based compensation		30			30
Adjustment to the fair value of redeemable noncontrolling interest		(122)			(122)	122
Other		(2)			(2)
Other comprehensive loss				(86)	(86)	(15)

Balance as of December 31, 2012	586,839,817	4,021	(9,210)	(242)	(5,431)	400
Net Income			2,859		2,859	26	$2,885
Stock repurchased and retired	(69,510,155)	(477)	(3,523)		(4,000)
Stock options exercised and restricted stock units vested and distributed	1,976,570	(61)			(61)
Share-based compensation expense		100			100
Tax benefit from share-based compensation		23			23
Adjustment to the fair value of redeemable noncontrolling interest		45			45	(45)
Other		1			1
Other comprehensive loss				(80)	(80)	(6)

Balance as of December 31, 2013	519,306,232	$3,652	$(9,874)	$(322)	$(6,544)	$375

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,885	$2,977	$2,636
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,828	2,437	2,349
Venezuelan currency devaluation charge	166	—	—
DSN Northwest deconsolidation charge	59	—	—
Amortization of deferred revenues and deferred credits	(53)	(75)	(39)
Share-based compensation expense	100	109	103
Equity in earnings from unconsolidated affiliates	(198)	(131)	(109)
Net foreign currency transaction loss	52	34	50
Dividends received	41	79	104
Net gains from sale of investments	(8)	(122)	(63)
Deferred income taxes	323	(102)	353
Excess tax benefit from share-based compensation	(24)	(30)	(25)
Other	(7)	85	53
Change in operating assets and liabilities:
Accounts receivable	—	(50)	(524)
Inventories	118	(206)	(33)
Prepaid expenses and other	(334)	58	(139)
Accounts payable and accrued liabilities	272	370	391
Unearned subscriber revenues and deferred credits	26	28	47
Other, net	148	173	31

Net cash provided by operating activities	6,394	5,634	5,185
Cash Flows From Investing Activities
Cash paid for property and equipment	(3,409)	(2,960)	(2,924)
Cash paid for satellites	(377)	(389)	(246)
Investment in companies, net of cash acquired	(66)	(16)	(11)
Proceeds from sale of investments	257	24	116
Other, net	(158)	(22)	43

Net cash used in investing activities	(3,753)	(3,363)	(3,022)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Cash Flows From Financing Activities
Issuance (repayment) of commercial paper (maturity 90 days or less), net	$(155)	$156	$—
Proceeds from short-term borrowings	556	202	—
Repayment of short-term borrowings	(559)	—	(39)
Proceeds from borrowings under revolving credit facility	10	400	—
Repayment of borrowings under revolving credit facility	(10)	(400)	—
Proceeds from long-term debt	2,099	5,190	3,990
Debt issuance costs	(12)	(36)	(30)
Repayment of long-term debt	(15)	(1,500)	(1,000)
Repayment of other long-term obligations	(63)	(51)	(184)
Common shares repurchased and retired	(4,000)	(5,175)	(5,496)
Stock options exercised	—	3	—
Taxes paid in lieu of shares issued for share-based compensation	(61)	(61)	(58)
Excess tax benefit from share-based compensation	24	30	25
Other, net	10	—	—

Net cash used in financing activities	(2,176)	(1,242)	(2,792)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(187)	—	—

Net increase (decrease) in cash and cash equivalents	278	1,029	(629)
Cash and cash equivalents at beginning of the year	1,902	873	1,502

Cash and cash equivalents at end of the year	$2,180	$1,902	$873

Supplemental Cash Flow Information
Cash paid for interest	$840	$781	$687
Cash paid for income taxes	1,479	1,406	1,042

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, hold a minority ownership interest in ROOT SPORTS™ Northwest and own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest and GSN using the equity method of accounting.

  •
  DIRECTV U.S.   DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution industry in the United States.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and a regional sports network based in Seattle, Washington in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT SPORTS™. As further discussed in Note 4 below, on April 16, 2013, DSN transferred 100% of its interest in the regional sports network based in Seattle, Washington, or DSN Northwest, to NW Sports Net LLC. The Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

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

Revenue Recognition

        We enter into multiple deliverable revenue arrangements with our subscribers under which we provide DIRECTV receiving equipment, services and programming during their contract period, of up to two

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

years. We allocate consideration to each deliverable in the arrangement based on its relative selling price. We determine the selling price of the DIRECTV receiving equipment using our best estimate. We determine the selling price for services based on prices charged by third parties. We determine the selling price of the programming using our standard programming rates. The DIRECTV receiving equipment, services and programming are each considered separate units of accounting.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Capitalized Software Costs

        We capitalize certain software costs incurred, either from internal or external sources, as part of "Property and equipment, net" in the Consolidated Balance Sheets and depreciate these costs on a straight-line basis over the estimated useful life of the software. We recognize planning, training, support and maintenance costs incurred either prior to or following the implementation phase as expense in the Consolidated Statements of Operations in the period in which they occur. We had unamortized capitalized software costs of $771 million as of December 31, 2013 and $492 million as of December 31, 2012. We recorded depreciation expense of $331 million in 2013, $292 million in 2012 and $234 million in 2011 in "Depreciation and amortization expense" in the Consolidated Statements of Operations.

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

        We amortize other intangible assets using the straight-line method over their estimated useful lives, which range from 4 to 20 years.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Derivative Financial Instruments

        We have designated our cross-currency and interest rate swaps as cash flow hedges, and accordingly, we record the effective portion of the unrealized gains and losses on the cross-currency swaps in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets and reclassify those amounts to earnings in the same periods during which the hedged debt affects earnings. We record the ineffective portion of the unrealized gains and losses on these cross-currency swaps, if any, immediately in earnings. We do not offset assets and liabilities related to our derivative financial instruments.

Debt Issuance Costs

        We defer costs we incur to issue debt and amortize these costs to interest expense using the straight-line method over the term of the respective obligation.

Share-Based Payment

        We grant restricted stock units and common stock options to certain employees and shares of stock to our directors as part of their annual compensation for Board services.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising costs for print and media related to national advertising campaigns, net of payments received from programming content providers for marketing support, were $548 million in 2013, $514 million in 2012 and $464 million in 2011.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, short-term borrowings and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2013 and 2012.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3: Change in Accounting Estimate and New Accounting Standard

Change in Accounting Estimate

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate capitalized set-top receivers over the estimated useful life of the equipment. As a result of the completion of an extensive evaluation of the estimated useful life of the set-top receivers in the third quarter of 2011, including consideration of historical write-offs, improved efficiencies in our refurbishment program, improved set-top receiver failure rates over time and management's judgment of the risk of technological obsolescence, we determined that the estimated useful life of certain HD set-top receivers used in our DIRECTV U.S. business has increased to four years, from three years as previously estimated. We continue to depreciate standard-definition, or SD, set-top receivers at DIRECTV U.S. over a three-year estimated useful life. We accounted for this change in the useful life of certain HD set-top receivers at DIRECTV U.S. as a change in an accounting estimate beginning July 1, 2011. This change had the effect of reducing depreciation and amortization expense and increasing both net income attributable to DIRECTV and earnings per share in our consolidated results of operations as follows:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Depreciation and amortization expense	$(59)	$(176)	$(141)
Net income attributable to DIRECTV	37	109	86
Basic earnings attributable to DIRECTV per common share	$0.07	$0.17	$0.12
Diluted earnings attributable to DIRECTV per common share	$0.07	$0.17	$0.11

New Accounting Standard

        Income Taxes.    In July 2013, the FASB issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740), Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" to eliminate diversity in practice. Under this ASU, an unrecognized tax benefit, or a portion of an unrecognized tax benefit that exists at the reporting date, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward if certain criteria are met. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013 with early adoption permitted. We do not believe the adoption of this ASU will have a material impact on our financial statements.

Note 4: Divestiture

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 5: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2013	2012
	(Dollars in Millions)
Subscriber	$1,775	$1,804
Telco	475	460
Trade and other	392	513

Total	2,642	2,777
Less: Allowance for doubtful accounts	(95)	(81)

Accounts receivable, net	$2,547	$2,696

Note 6: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets as of December 31:

	Estimated Useful Lives (years)	2013	2012
		(Dollars in Millions)
Satellites	10-16	$3,164	$3,188
Satellites under construction	—	1,066	693

Total		4,230	3,881
Less: Accumulated depreciation		(1,763)	(1,524)

Satellites, net		$2,467	$2,357

Land	—	$41	$36
Buildings and leasehold improvements	2-40	434	449
Machinery and equipment	2-23	2,069	1,988
Capitalized software	3	2,923	2,392
Subscriber leased set-top equipment	3-7	10,176	9,053
Construction in-progress	—	677	750

Total		16,320	14,668
Less: Accumulated depreciation		(9,670)	(8,630)

Property and equipment, net		$6,650	$6,038

        We capitalized interest costs of $41 million in 2013, $24 million in 2012 and $13 million in 2011 as part of the cost of our property and satellites under construction. Depreciation expense, which includes amortization of property and equipment and satellites held under capital leases, was $2,780 million in 2013, $2,342 million in 2012 and $2,213 million in 2011.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth property and equipment leased to our subscribers as of December 31:

	2013	2012
	(Dollars in Millions)
Subscriber leased set-top equipment	$10,176	$9,053
Less: Accumulated depreciation of subscriber leased equipment	(5,778)	(5,040)

Subscriber leased set-top equipment, net	$4,398	$4,013

Note 7: Goodwill and Intangible Assets, Net

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2013 and 2012:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2012	$3,177	$414	$211	$295	$4,097
Sky Brasil foreign currency translation adjustment	—	(34)	—	—	(34)

Balance as of December 31, 2012	3,177	380	211	295	4,063
Sky Brasil foreign currency translation adjustment	—	(49)	—	—	(49)
DSN Northwest Transaction	—	—	—	(73)	(73)
Acquisitions	14	15	—	—	29

Balance as of December 31, 2013	$3,191	$346	$211	$222	$3,970

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets as of:

		December 31, 2013			December 31, 2012
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432	$—	$432	$432	$—	$432
Satellite rights	15	88	22	66	101	19	82
Subscriber related	5-10	363	336	27	383	371	12
Dealer network	15	130	127	3	130	117	13
Trade name, spectrum licenses and other	4-20	350	61	289	174	46	128
Distribution agreements	6-20	123	20	103	208	43	165

Total intangible assets		$1,486	$566	$920	$1,428	$596	$832

        Amortization expense of intangible assets was $48 million in 2013, $95 million in 2012 and $136 million in 2011.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $50 million in 2014, $45 million in 2015, $44 million in 2016, $44 million in 2017, $41 million in 2018 and $264 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2013, 2012 and 2011. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2013, 2012 or 2011. Additionally, there are no accumulated impairment losses as of December 31, 2013 and 2012.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 8: Investments

Equity Method Investments

        Sky Mexico.    DIRECTV accounts for the excess of the carrying value for its investment in Sky Mexico over DIRECTV's share of Sky Mexico's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $1 million in 2013, $4 million in 2012 and $25 million in 2011 of amortization on definite lived intangibles in equity earnings of Sky Mexico related to these assets.

        Game Show Network.    DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $7 million in 2013, $10 million in 2012 and $10 million in 2011 of amortization on definite lived intangibles in equity earnings of GSN related to these assets.

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

        In December 2012, we sold an 18% interest in GSN for $234 million to our equity partner, which reduced our ownership interest from 60% to 42%. We recognized a pre-tax gain of $111 million ($68 million after tax) on the sale in "Other, net" in the Consolidated Statement of Operations, which represents the difference between the selling price and the carrying amount of the portion of our equity method investment sold. We received the cash proceeds from the sale of $234 million in 2013 and included the amount as cash flows from investing activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2013. For the year ended December 31, 2012, the $234 million sale price was a non-cash investing activity for purposes of the Consolidated Statement of Cash Flows.

        Other.    In April 2011, we sold an equity method investment for $55 million in cash. As a result of this sale, we recognized a pre-tax gain of $37 million ($23 million after tax) on the sale in "Other, net" in the Consolidated Statements of Operations, which represents the difference between the selling price and the carrying amount of the equity method investment sold.

        The following table sets forth the carrying value of our investments which we account for under the equity method of accounting as of December 31:

	2013	2012
	(Dollars in Millions)
Sky Mexico	$644	$510
GSN	324	291
NW Sports Net LLC	92	—
Other equity method investments	179	149

Total investments accounted for under the equity method of accounting	$1,239	$950

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
Sky Mexico	$134	$62	$52
GSN	33	42	29
Other	31	27	28

Total net equity earnings for investments accounted for under the equity method of accounting	$198	$131	$109

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We received cash dividends of $41 million in 2013, $79 million in 2012 and $104 million in 2011 from companies that we account for under the equity method. Undistributed earnings from equity method investments were $488 million as of December 31, 2013 and $302 million as of December 31, 2012.

Equity Securities

        We had investments in non-marketable equity securities of $73 million as of December 31, 2013 and $68 million as of December 31, 2012, which were stated at cost. We also had investments in marketable equity securities of $1 million as of December 31, 2013 and $11 million as of December 31, 2012, which were carried at fair market value.

Note 9: Accounts Payable and Accrued Liabilities

        The following table sets forth the significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2013	2012
	(Dollars in Millions)
Programming costs	$2,368	$2,194
Accounts payable	1,070	1,035
Payroll and employee benefits	392	347
Other	855	1,042

Total accounts payable and accrued liabilities	$4,685	$4,618

        As of December 31, 2013, there were $70 million of amounts payable to vendors for property and equipment and no amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2013. As of December 31, 2012 there were $104 million of amounts payable to vendors for property and equipment and $5 million of amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2012.

Note 10: Debt

        The following table sets forth our outstanding debt as of December 31:

	2013	2012
	(Dollars in Millions)
Current debt
Commercial paper	$200	$358
Current portion of long-term debt	1,000	—
Current portion of borrowings under BNDES financing facility	56	—
Long-term debt
Senior notes	18,203	17,170
Borrowings under BNDES financing facility	81	—

Total debt	$19,540	$17,528

2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 resulting in proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        On May 13, 2013, DIRECTV U.S. issued, pursuant to a registration statement, €500 million ($650 million) in aggregate principal of 2.750% senior notes due in 2023 resulting in proceeds, net of an original issue discount, of €497 million ($646 million). The U.S. dollar amounts reflect the conversion of the €500 million aggregate principal and the €497 million proceeds, net of discount, to U.S. dollars based on the exchange rate of €1.00/ $1.30 at May 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate Euro denominated

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 11. We incurred $4 million of debt issuance costs in connection with this transaction.

        On November 13, 2013, DIRECTV U.S. issued, pursuant to a registration statement, £350 million ($560 million) in aggregate principal of 5.200% senior notes due in 2033 resulting in proceeds, net of an original issue discount, of £349 million ($558 million). The U.S. dollar amounts reflect the conversion of the £350 million aggregate principal and the £349 million proceeds, net of discount, to U.S. dollars based on the exchange rate of £1.00/ $1.60 at November 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 11. We incurred $4 million of debt issuance costs in connection with this transaction.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        On March 17, 2011, DIRECTV U.S. purchased, pursuant to a tender offer, $341 million of its then outstanding $1,002 million of 6.375% senior notes due in 2015 at a price of 103.313%, plus accrued and unpaid interest, for a total of $358 million. On June 15, 2011, DIRECTV U.S. redeemed, pursuant to the terms of its indenture, the remaining $659 million of its outstanding 6.375% senior notes due 2015, at a price of 102.125%, plus accrued and unpaid interest, for a total of $694 million. The redemption of the 6.375% senior notes resulted in a 2011 pre-tax charge of $25 million ($16 million after tax) primarily for the premiums paid. The charge was recorded in "Other, net" in our Consolidated Statements of Operations.

Senior Notes

        The following table sets forth our outstanding senior notes balance as of December 31:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premiums
	2013	2013	2012
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$1,000	$999
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,498
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	744	—
5.875% senior notes due in 2019	1,000	996	995
5.200% senior notes due in 2020	1,300	1,299	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
2.750% senior noted due in 2023 (1)	687	684	—
4.375% senior notes due in 2029 (1)	1,242	1,229	1,206
5.200% senior notes due in 2033 (1)	579	577	—
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,258	$19,203	$17,170

(1)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value of our senior notes was approximately $19,424 million at December 31, 2013 and $18,598 million at December 31, 2012. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        The principal amount of our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $12,808 million thereafter. The amount of interest accrued related to our outstanding debt was $271 million at December 31, 2013 and $246 million at December 31, 2012.

Commercial Paper

        On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2013 we had $200 million of short-term commercial paper outstanding, with a weighted average maturity of 133 days, at a weighted average yield of 0.41%, which may be refinanced on a periodic basis as borrowings mature. As of December 31, 2012, we had $358 million of short-term commercial paper outstanding, with a weighted average maturity of 90 days, at a weighted average yield of 0.54%. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2013 and December 31, 2012, there were no borrowings outstanding under the revolving credit facilities.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The guarantees are unsecured senior obligations of DIRECTV and rank equally in right of payment with all of DIRECTV's existing and future senior debt and rank senior in right of payment to all of DIRECTV's future subordinated debt, if any. The guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV to the extent of the value of the assets securing the obligations. DIRECTV is not subject to the covenants contained in each indenture of the senior notes and our guarantees will terminate and be released on the terms set forth in each of the indentures.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2013, Sky Brasil had borrowings of $137 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.34 / $1.00 at December 31, 2013.

        Borrowings under the BNDES facility mature as follows: $56 million in 2014, $58 million in 2015 and $23 million in 2016. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $168 million based on the exchange rate at the time of purchase.

Restricted Cash

        Restricted cash of $7 million as of December 31, 2013 and $6 million as of December 31, 2012 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 11: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We record derivative financial instruments in the Consolidated Balance Sheets as either assets or liabilities at fair value. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis. We

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

measured no ineffectiveness for the years ended December 31, 2013 and December 31, 2012.

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(Dollars in millions)
Cash flow hedges:
Cross-currency swaps	$112	$—	$—	$17
Interest rate swaps	3	—	1	—

Total derivative financial instruments	$115	$—	$1	$17

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	December 31, 2013	December 31, 2012
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$1,208
Interest rate swaps	500	—

Total notional amount of derivative financial instruments	$2,918	$1,208

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held cash collateral from counterparties of $10 million as of December 31, 2013 and we did not hold any cash collateral from counterparties as of December 31, 2012. We did not have any cash collateral posted with counterparties as of December 31, 2013 and December 31, 2012. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Cross-Currency Swap Contracts

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £750 million in aggregate principal of 4.375% senior notes due in 2029. On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million in aggregate principal of 2.750% senior notes due in 2023. On November 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £350 million in aggregate principal of 5.200% senior notes due in 2033. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap contracts to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related hedged senior notes and have maturities ranging from May 2023 to November 2033.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We calculate the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk.

        During 2013, DIRECTV U.S. recorded net remeasurement losses of $80 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $80 million ($49 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During 2012, DIRECTV U.S. recorded net remeasurement losses of $11 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $11 million ($7 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations.

Interest Rate Swap Contracts

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

        "Income tax expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
Current tax expense:
U.S. federal	$911	$980	$631
Foreign	293	309	253
State and local	176	113	107

Total	1,380	1,402	991

Deferred tax expense (benefit):
U.S. federal	224	(25)	284
Foreign	34	63	59
State and local	(35)	25	14

Total	223	63	357

Total income tax expense	$1,603	$1,465	$1,348

        "Income before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
U.S. income	$3,509	$3,442	$3,044
Foreign income	979	1,000	940

Total	$4,488	$4,442	$3,984

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$1,571	$1,555	$1,394
U.S. state and local income tax expense, net of federal benefit	91	87	75
Change in unrecognized tax benefits and settlements	(28)	(154)	40
Foreign taxes, net of federal tax benefits	(21)	(3)	(80)
Change in valuation allowance	(16)	3	(40)
Currency devaluation	29	—	—
Tax credits	(44)	(30)	(47)
Other	21	7	6

Total income tax expense	$1,603	$1,465	$1,348

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2013		2012
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$471	$275	$466	$273
Prepaid expenses	—	32	—	32
State taxes	33	—	74	—
Depreciation, amortization and asset impairment charges	—	1,745	—	1,406
Net operating loss and tax credit carryforwards	847	—	626	—
Programming contract liabilities	18	—	46	—
Unrealized foreign exchange gains or losses	—	23	—	79
Tax basis differences in investments and affiliates	203	853	261	824
Other	—	10	—	—

Subtotal	1,572	2,938	1,473	2,614
Valuation allowance	(367)	—	(432)	—

Total deferred taxes	$1,205	$2,938	$1,041	$2,614

        Included in "Prepaid expenses and other" in the Consolidated Balance Sheets are $423 million at December 31, 2013 and $188 million at December 31, 2012 of prepaid income taxes. Included in "Investments and other assets" in the Consolidated Balance Sheets are $1 million at December 31, 2013 and $116 million at December 31, 2012 of noncurrent deferred tax assets. Included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets are $70 million at December 31, 2013 and $90 million at December 31, 2012 of current deferred tax liabilities.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $367 million at December 31, 2013 and $432 million at December 31, 2012, are primarily attributable to unused foreign net operating losses which are available for carry forward. For the year ended December 31, 2013, the decrease in the valuation allowance was primarily attributable to a reduction in the deferred tax asset on capital loss carryforwards and a reduction in foreign net operating losses due to currency fluctuations.

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

        As of December 31, 2013, we have $29 million of federal net operating loss carryforward which expires between 2027 and 2032. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have foreign tax credit carryovers of $196 million which expire between 2020 and 2023, state net operating loss carryforwards of $2 million which expire in 2030, and approximately $1.5 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

        As a result of the currency exchange process in Venezuela since 2010, exclusive of the payment of some intercompany obligations, we have been unable to repatriate excess cash balances. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $667 million. Should these earnings be distributed in the form of dividends, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the potential tax liability.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries, excluding Venezuela, deemed permanently reinvested that amounted to approximately $14 million in 2013. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in these foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(Dollars in Millions)
Balance as of January 1, 2011	$362
Increases in tax positions for prior years	17
Decreases in tax positions for prior years	(4)
Increases in tax positions for the current year	15

Balance as of December 31, 2011	390
Increases in tax positions for the current year	35
Decreases in tax positions for prior years	(6)
Expirations of the statute of limitations	(141)

Balance as of December 31, 2012	278
Increases in tax positions for prior years	126
Decreases in tax positions for prior years	(3)
Increases in tax positions for the current year	214
Settlements with taxing authorities	(25)
Expirations of the statute of limitations	(1)

Balance as of December 31, 2013	$589

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        As of December 31, 2013, our unrecognized tax benefits totaled $589 million, including $489 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recorded interest and penalties accrued related to unrecognized tax benefits of $38 million in 2013, $12 million in 2012 and $16 million in 2011 in "Income tax expense" in the Consolidated Statements of Operations. We have accrued, as part of our liability for unrecognized tax benefits, interest and penalties of $70 million as of December 31, 2013, and $32 million as of December 31, 2012.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2010 through 2012 remain open for examination. The California tax years 2001 through 2012 remain open to examination and the income tax returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of three years after filing of the respective return including any amendments.

        We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that our unrecognized tax benefits will not change materially during the next twelve months.

Note 13: Capital Lease Obligations

        We include the current and noncurrent portions of the present value of the net minimum lease payments under capital leases for satellites and vehicles in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets. The following table sets forth the present value of the net minimum lease payments under capital leases for satellites and vehicles as of December 31, 2013, along with total minimum lease payments for each of the years ending December 31:

Minimum Lease Payments
(Dollars in Millions)
2014	$101
2015	96
2016	91
2017	86
2018	76
Thereafter	216

Total minimum lease payments	666
Less: Amount representing interest	(171)

Present value of net minimum lease payments	$495

        Excluded from the table above are future payments under the contract for the lease of the ISDLA-1 and ISDLA-2 satellites currently under construction for DIRECTV Latin America, which we expect to account for as capital leases at the time the satellites are placed into service. See Note 21 for further discussion.

        We include assets held under capitalized leases in "Satellites, net" and "Property and Equipment, net" in our Consolidated Balance Sheets. The following table sets forth assets held under capital leases as of December 31:

	2013	2012
	(Dollars in Millions)
Satellites under capital leases	$484	$509
Less: Accumulated amortization	(251)	(190)

Satellites, net under capital leases	$233	$319

Property and equipment under capital leases	$140	$129
Less: Accumulated amortization	(53)	(47)

Property and equipment, net under capital leases	$87	$82

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We paid interest for capital leases of $41 million in 2013, $47 million in 2012 and $51 million in 2011.

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

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$664	$583	$21	$23
Service cost	38	32	1	1
Interest cost	27	30	1	1
Plan participants' contributions	1	1	—	—
Actuarial (gain) loss	(12)	91	(4)	(3)
Benefits paid	(41)	(37)	(1)	(1)
Settlements	(109)	(36)	—	—

Net benefit obligation at end of year	568	664	18	21

Change in Plan Assets
Fair value of plan assets at beginning of year	495	448	—	—
Actual return on plan assets	54	49	—	—
Employer contributions	7	70	1	1
Plan participants' contributions	1	1	—	—
Benefits paid	(41)	(37)	(1)	(1)
Settlements	(109)	(36)	—	—

Fair value of plan assets at end of year	407	495	—	—

Funded status at end of year	$(161)	$(169)	$(18)	$(21)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(9)	$(6)	$(1)	$(2)
Other liabilities and deferred credits	(152)	(163)	(17)	(19)
Accumulated other comprehensive (gain) loss	126	184	(3)	—
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	125	182	(3)	—
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	1	2	—	—

Total	$126	$184	$(3)	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We estimate that the following amounts will be amortized from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets into net periodic benefit cost during the year ending December 31, 2014:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$17	$—
Expense resulting from changes in plan provisions	1	—

        The accumulated benefit obligation for all pension plans was $493 million at December 31, 2013 and $583 million as of December 31, 2012.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2013	2012
	(Dollars in Millions)
Accumulated benefit obligation	$97	$93
Fair value of plan assets	—	—

        Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31:

	2013	2012
	(Dollars in Millions)
Projected benefit obligation	$568	$664
Fair value of plan assets	407	495

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$38	$32	$25	$1	$1	$1
Interest accrued on benefits earned in prior years	27	30	29	1	1	1
Expected return on plan assets	(35)	(34)	(34)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	28	19	14	—	—	—
Settlement loss	39	—	—	—	—	—

Net periodic benefit cost	$98	$48	$35	$2	$2	$2

Assumptions

	Pension Benefits		Other Postretirement Benefits
	2013	2012	2013	2012
Discount rate—Qualified Plans	4.86%	3.92%	4.37%	3.47%
Discount rate—Non-Qualified Plans	4.75%	3.91%	—%	—%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Weighted-average assumptions used to determine benefit obligations at December 31:Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Discount rate—Qualified Plan	3.92%	4.99%	5.59%	3.47%	4.48%	4.99%
Discount rate—Non-Qualified Plans	3.91%	4.92%	5.54%	—%	—%	—%
Expected long-term return on plan assets	7.50%	7.75%	8.00%	—%	—%	—%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        The following table provides assumed health care costs trend rates:

	2013	2012	2011
Health care cost trend rate	7.50%	8.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2018	2017	2017

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

        The fair value measurements of the plan assets as of December 31, 2013 were as follows:

	Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2013
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$6	$—	$6	$—	1%
Equity securities:
U.S. large-cap	58	—	58	—	14%
U.S. mid-cap growth	15	—	15	—	4%
International large-cap value	69	—	69	—	17%
Emerging markets growth	5	—	5	—	1%
Domestic real estate	27	27	—	—	7%
Fixed income	144	—	144	—	35%
Partnership and joint venture interests	31	—	—	31	8%
Insurance contracts at contract value	2	—	2	—	—%
Hedge funds	50	—	—	50	13%

Total	$407	$27	$299	$81	100%

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value measurements of the plan assets as of December 31, 2012 were as follows:

	Fair Value Measurements as of December 31, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2012
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$4	$—	$4	$—	1%
Equity securities:
U.S. large-cap	87	—	87	—	18%
U.S. mid-cap growth	19	—	19	—	4%
International large-cap value	94	—	94	—	19%
Emerging markets growth	6	—	6	—	1%
Domestic real estate	26	—	26	—	5%
Fixed income	182	—	182	—	37%
Partnership and joint venture interests	31	—	—	31	6%
Insurance contracts at contract value	2	—	2	—	—%
Hedge funds	44	—	—	44	9%

Total	$495	$—	$420	$75	100%

        There were no shares of our common stock included in plan assets as of December 31, 2013 and 2012.

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2012 and 2013 due to the following:

	Partnerships and Joint Venture Interests	Hedge Funds	Total
	(Dollars in Millions)
Balance as of January 1, 2012	$30	$41	$71
Unrealized gains	1	3	4

Balance as of December 31, 2012	31	44	75
Unrealized gains	2	6	8
Purchases and sales	(2)	—	(2)

Balance as of December 31, 2013	$31	$50	$81

Cash Flows

  Contributions

        We expect to contribute approximately $15 million to our qualified pension plans and make payments of $9 million to our nonqualified pension plan participants in 2014.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2014	$36	$1
2015	37	1
2016	45	2
2017	36	2
2018	40	2
2019-2023	222	9

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $34 million in 2013, $30 million in 2012 and $28 million in 2011.

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

Note 15: Stockholders' Deficit

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: common stock, par value $0.01 per share, 3,950,000,000 shares authorized, and preferred stock, par value $0.01 per share, 50,000,000 shares authorized. The DIRECTV common stock is entitled to one vote per share and trades on the NASDAQ, under the ticker "DTV". As of December 31, 2013 and December 31, 2012, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. As of December 31, 2013, we had approximately $862 million remaining under the previous authorization. The new authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining and new authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2013	2012	2011
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$4,000	$5,148	$5,455
Average price per share	$57.54	$48.24	$45.78
Number of shares repurchased and retired	70	107	119

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Comprehensive Income (Loss)

        The following table sets forth the components of "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income for the years ended December 31:

	2013			2012			2011
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
	(Dollars in Millions)
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	$35	$(13)	$22	$(73)	$28	$(45)	$(64)	$25	$(39)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost (1)	66	(28)	38	19	(7)	12	15	(6)	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost (1)	2	(1)	1	—	—	—	2	(1)	1
Cash flow hedges:
Unrealized gains (losses) arising during the period	129	(49)	80	(16)	6	(10)	—	—	—
Reclassification adjustments included in "Other, net"	(80)	31	(49)	(11)	4	(7)	—	—	—
Foreign currency translation adjustments	(223)	50	(173)	(53)	21	(32)	(153)	59	(94)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(7)	3	(4)	(10)	4	(6)
Reclassification adjustment for net losses recognized during period, included in "Other, net"	2	(1)	1	—	—	—	—	—	—

Other comprehensive loss	$(69)	$(11)	$(80)	$(141)	$55	$(86)	$(210)	$81	$(129)

(1)
Amortization of accumulated other comprehensive income components related to defined benefit plans are included in the computation of net periodic pension costs (See Note 14).

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets for each of the years presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2011	$(122)	$—	$86	$9	$(27)
Other comprehensive loss	(29)	—	(94)	(6)	(129)

Balance as of December 31, 2011	(151)	—	(8)	3	(156)
Other comprehensive loss	(33)	(17)	(32)	(4)	(86)

Balance as of December 31, 2012	(184)	(17)	(40)	(1)	(242)
Other comprehensive income (loss)	61	31	(173)	1	(80)

Balance as of December 31, 2013	$(123)	$14	$(213)	$—	$(322)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 16: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and unvested restricted stock units issued to employees. During the years ended December 31, 2013 and December 31, 2012 we excluded 1 million common stock options from the computation of diluted EPS because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock options from the computation of diluted EPS during 2011.

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2013:
Basic EPS
Net income attributable to DIRECTV	$2,859	548	$5.22
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.05)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,859	553	$5.17

Year Ended December 31, 2012:
Basic EPS
Net income attributable to DIRECTV	$2,949	638	$4.62
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	6	(0.04)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,949	644	$4.58

Year Ended December 31, 2011:
Basic EPS
Net income attributable to DIRECTV	$2,609	747	$3.49
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,609	752	$3.47

Note 17: Share-Based Compensation

        Under the DIRECTV 2010 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV stockholders on June 3, 2010, and as amended by the Compensation Committee of the Board of Directors on December 24, 2013, shares, rights or options to acquire up to 40 million shares of common stock plus (i) the number of shares that are subject to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

available and outstanding awards as of December 19, 2013, referred to as Outstanding Award Shares, plus (ii) the number of shares of common stock constituting outstanding award shares but which, after December 19, 2013, are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 2, 2020, subject to the approval of the Compensation Committee of our Board of Directors. Under the DIRECTV Plan, we issue new shares of our common stock when restricted stock units are distributed and when stock options are exercised.

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Share-based compensation expense recognized	$100	$109	$103
Tax benefits associated with share-based compensation expense	37	41	40
Actual tax benefits realized for the deduction of share-based compensation expense	66	60	54

        As of December 31, 2013, there was $108 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $71 million in 2014, $36 million in 2015 and $1 million in 2016.

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

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	7,072,746	$39.50
Granted	2,674,088	49.05
Vested and distributed	(3,679,547)	32.07
Forfeited	(253,304)	47.25

Nonvested at December 31, 2013	5,813,983	$47.40

Vested and expected to vest at December 31, 2013	5,611,465	$48.04

        The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2012 was $41.72. The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2011 was $41.14.

        The total fair value of restricted stock units vested and distributed was $181 million during the year ended December 31, 2013, $139 million during the year ended December 31, 2012 and $125 million during the year ended December 31, 2011.

Stock Options

        The Compensation Committee has also granted stock options to acquire our common stock under the DIRECTV Plan to certain of our executives. The exercise price of options granted is equal to the per share closing price of the common stock on the date the options were granted. These nonqualified options generally vest over one to three years, expire ten years from date of grant and are subject to earlier termination under certain conditions.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2013	3,095,845	$28.24
Granted	322,387	49.19
Exercised	(25,053)	24.24
Forfeited or expired	(13,970)	44.53

Outstanding at December 31, 2013	3,379,209	$30.20	4.1	$131

Vested and expected to vest at December 31, 2013	3,379,209	$30.20	4.1	$131

Exercisable at December 31, 2013	2,368,019	$22.16	2.1	$111

        The total intrinsic value of options exercised was $1 million during the year ended December 31, 2013, $26 million during the year ended December 31, 2012 and $24 million during the year ended December 31, 2011, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted-average grant-date fair value for the stock options granted during the years ended December 31, 2013 and December 31, 2012 under the DIRECTV Plan using the Black-Scholes valuation model along with the weighted-average assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

	2013	2012
Estimated grant-date fair value	$16.84	$15.83
Expected stock volatility	30.0%	29.0%
Risk-free interest rate	1.38%	1.08% - 1.41%
Expected option life (in years)	7.0	7.0

        There were no stock options granted under the DIRECTV Plan during the year ended December 31, 2011.

        As part of the Liberty Transaction on November 19, 2009, we assumed 16.7 million stock options and stock appreciation rights, and issued 1.1 million shares of common stock to holders of restricted stock units. The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed, 8.8 million were held by persons other than employees or directors. As of December 31, 2013, 0.3 million non-employee awards remained outstanding with a fair value of approximately $18 million. As of December 31, 2012, there were 0.4 million non-employee awards outstanding with a fair value of approximately $12 million. We recorded net losses of $7 million during the year ended December 31, 2013, $4 million during the year ended December 31, 2012 and $4 million during the year ended December 31, 2011 to "Other, net" in the Consolidated Statements of Operations for losses recognized for exercised options and the adjustment of the liability to fair value.

        The following table presents the estimated per share weighted-average fair value as of December 31, 2013, 2012 and 2011 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

the weighted-average assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rates for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the measurement date. The expected option life is based on the contractual life of the awards.

	December 31, 2013	December 31, 2012	December 31, 2011
Estimated fair value	$53.45	$34.59	$26.63
Expected stock volatility	20.0%	22.8%	27.5%
Range of risk-free interest rates	0.07 - 0.78%	0.02 - 0.36%	0.06 - 0.83%
Range of expected option lives (in years)	0.2 - 3.4	0.2 - 4.4	0.5 - 5.4

        The intrinsic value of awards assumed as part of the Liberty Transaction carried as a liability that were exercised was $1 million during the year ended December 31, 2013, $3 million during the year ended December 31, 2012 and $8 million during the year ended December 31, 2011, based on the intrinsic value of individual awards on the date of exercise.

        Beginning in 2009, we implemented a net exercise plan pursuant to which we only issue new shares in connection with employee option exercises equal to the intrinsic value of the exercised award on the exercise date reduced by the sum of (i) the amount of statutory employee withholding taxes and (ii) the option exercise price, divided by the current market price of our common stock. As a result, we no longer receive cash in connection with the exercise of most stock options, but rather issue significantly fewer shares. We do receive cash for the exercise of certain non-employee stock options. We received no cash for the settlement of stock options during the year ended December 31, 2013. We received cash for the settlement of stock options of $3 million during the year ended December 31, 2012, and did not receive any cash for the settlement of stock options during the year ended December 31, 2011. In addition, the Company is required to pay the employee withholding taxes to taxing authorities, the cash payments for which are reported in "Taxes paid in lieu of shares issued for share-based compensation" in the Consolidated Statements of Cash Flows.

Note 18: Other Income and Expenses

        The following table sets forth the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates (1)	$198	$131	$109
DSN Northwest deconsolidation charge	(59)	—	—
Net foreign currency transaction loss	(52)	(34)	(50)
ECAD settlement gain	21	—	—
Net gains from sale of investments	8	122	63
Fair-value loss on non-employee stock options	(7)	(4)	(4)
Other	(3)	(11)	(9)
Loss on early extinguishment of debt	—	(64)	(25)

Total	$106	$140	$84

(1)
Includes an increase in equity earnings from Sky Mexico of approximately $60 million related to the recognition of certain one-time tax benefits in 2013.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes revenues and expenses with related parties for the years ended December 31:

	2013	2012	2011
	(Dollars in Millions)
Revenues	$9	$5	$6
Expenses	965	874	854

        The following table sets forth the amount of accounts receivable from and liabilities to related parties as of December 31:

	2013	2012
	(Dollars in Millions)
Accounts receivable	$18	$26
Accounts payable	100	90
Long-term liability	69	—

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth selected information for the results of operations for each of our reporting segments:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Year Ended December 31, 2013:
DIRECTV U.S.	$24,668	$8	$24,676	$4,444	$1,640	$6,084
Sky Brasil	3,753	—	3,753	529	723	1,252
PanAmericana and Other	3,091	—	3,091	247	444	691

DIRECTV Latin America	6,844	—	6,844	776	1,167	1,943
Sports Networks, Eliminations and Other	242	(8)	234	(70)	21	(49)

Total	$31,754	$—	$31,754	$5,150	$2,828	$7,978

Year Ended December 31, 2012:
DIRECTV U.S.	$23,227	$8	$23,235	$4,153	$1,501	$5,654
Sky Brasil	3,501	—	3,501	555	533	1,088
PanAmericana and Other	2,743	—	2,743	400	374	774

DIRECTV Latin America	6,244	—	6,244	955	907	1,862
Sports Networks, Eliminations and Other	269	(8)	261	(23)	29	6

Total	$29,740	$—	$29,740	$5,085	$2,437	$7,522

Year Ended December 31, 2011:
DIRECTV U.S.	$21,864	$8	$21,872	$3,702	$1,587	$5,289
Sky Brasil	3,020	—	3,020	542	449	991
PanAmericana and Other	2,076	—	2,076	374	298	672

DIRECTV Latin America	5,096	—	5,096	916	747	1,663
Sports Networks, Eliminations and Other	266	(8)	258	11	15	26

Total	$27,226	$—	$27,226	$4,629	$2,349	$6,978

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in Millions)
Operating profit before depreciation and amortization	$7,978	$7,522	$6,978
Depreciation and amortization expense	(2,828)	(2,437)	(2,349)

Operating profit	5,150	5,085	4,629
Interest income	72	59	34
Interest expense	(840)	(842)	(763)
Other, net	106	140	84

Income before income taxes	4,488	4,442	3,984
Income tax expense	(1,603)	(1,465)	(1,348)

Net income	2,885	2,977	2,636
Less: Net income attributable to noncontrolling interest	(26)	(28)	(27)

Net income attributable to DIRECTV	$2,859	$2,949	$2,609

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth capital expenditures and segment assets for each of our reporting segments:

	Years Ended and As of December 31,
	2013		2012		2011
	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets
	(Dollars in Millions)
DIRECTV U.S.	$2,050	$13,446	$1,741	$12,490	$1,736	$11,796
Sky Brasil	961	2,854	812	2,951	902	2,663
PanAmericana and Other	759	4,004	786	3,335	526	2,601

DIRECTV Latin America	1,720	6,858	1,598	6,286	1,428	5,264
Sports Networks, Eliminations and Other	16	1,601	10	1,779	6	1,363

Total	$3,786	$21,905	$3,349	$20,555	$3,170	$18,423

        The following table sets forth revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2013		2012		2011
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$25,088	$6,248	$23,678	$5,694	$22,310	$5,267
Latin America and the Caribbean
Brazil	3,753	1,597	3,501	1,626	3,020	1,423
Other	2,913	1,272	2,561	1,075	1,896	748

Total Latin America and the Caribbean	6,666	2,869	6,062	2,701	4,916	2,171

Total	$31,754	$9,117	$29,740	$8,395	$27,226	$7,438

Note 21: Commitments and Contingencies

Commitments

        At December 31, 2013, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated to $996 million, payable as follows: $99 million in 2014, $95 million in 2015, $98 million in 2016, $92 million in 2017, $92 million in 2018 and $520 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $129 million in 2013, $118 million in 2012 and $99 million in 2011.

        At December 31, 2013, our minimum payments under agreements to purchase broadcast programming, regional professional team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated to $4,793 million, payable as follows: $2,122 million in 2014, $1,210 million in 2015, $414 million in 2016, $329 million in 2017, $147 million in 2018 and $571 million thereafter.

Satellite Commitments

        DIRECTV U.S. has contracted for the construction and launch of two new satellites: D14, which we expect to launch in the fourth quarter of 2014 and D15, which we expect to launch in the first half of 2015. D14 and D15 are expected to provide additional HD, replacement, and backup capacity for DIRECTV U.S. Additionally, DIRECTV Latin America has entered into a contract for the lease of two additional satellites for PanAmericana: ISDLA-1, which we expect to launch in the fourth quarter of 2014 and ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1 will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1. As a part of the lease agreement for ISDLA-1 and ISDLA-2, which we expect to account for as a capital lease, we are required to make prepayments

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

prior to the launch of the satellites and commencement of the lease. Prepayments related to this agreement totaled $105 million for the year ended December 31, 2013 and $128 million for the year ended December 31, 2012, and are included as "Cash paid for satellites" in the Consolidated Statements of Cash Flows.

        In addition, DIRECTV Latin America has contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. SKY-Brasil 1 is expected to provide additional channel and HD capacity for Sky Brasil.

        Total future cash payments under these agreements aggregate to $1,257 million, payable as follows: $279 million in 2014, $202 million in 2015, $91 million in 2016, $77 million in 2017, $50 million in 2018 and $558 million thereafter.

Contingencies

Redeemable Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Upon exercising this right, the fair value of Sky Brasil shares would have been determined by mutual agreement or by an outside valuation expert, and we would have had the option to elect to pay for the Sky Brasil shares in cash, shares of our common stock or a combination of both. We estimated that Globo's remaining 7% equity interest in Sky Brasil had a fair value of approximately $375 million as of December 31, 2013 and $400 million as of December 31, 2012. Adjustments to the carrying amount of the redeemable noncontrolling interest are recorded to additional paid-in-capital. We determined the fair values using significant unobservable inputs, which are Level 3 inputs under accounting guidance for measuring fair value. Globo did not exercise their right to require us to purchase its shares in Sky Brasil, which has expired.

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars at the official exchange rate. Our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, resulting in an increase in the cash balance at our Venezuelan subsidiary. If exchange controls are eased in the future, accumulated cash balances may ultimately be repatriated at less than their reported value, as the official exchange rate has not changed despite high inflation in Venezuela. As of December 31, 2013, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $607 million, including cash of $658 million, based on the 6.3 bolivars per U.S. dollar official exchange rate at that time. In 2013, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $500 million, excluding the impact of the $166 million Venezuelan devaluation charge recorded in February 2013.

        In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation. There also are ongoing impacts to our results of operations, primarily related to the translation of local currency financial statements at the new official exchange rate. In the event of a future devaluation of the bolivar, we will recognize a charge to earnings based on the amount of bolivar denominated net monetary assets held at the time of such devaluation. Any future devaluation would also result in ongoing impacts to our results of operations.

        Also in February 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Administración de Divisas, or SICAD, which is intended to function as a public bidding system for private entities that import goods. Effective January 24, 2014, the Venezuelan government required that dividends and royalties will be subject to the SICAD program. The most recent transactions executed through SICAD auctions have been at an exchange rate of 11.4 bolivars per U.S. dollar. Depending on the transparency and liquidity of the SICAD market, it is possible that in the future we may remeasure our net monetary assets at the SICAD rate. To the extent that the SICAD rate is higher than the official exchange rate at that time, this could result in an additional devaluation charge. We have not executed any transactions through the SICAD program.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2013. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending, some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Our motions to compel arbitration of all claims have been granted in all of the federal cases, except for a case originally filed in Arkansas state court. The denial of our motion as to that case is currently on appeal. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

obtain authority to file suit if we are unable to agree upon a resolution of these issues.

        ECAD.    As previously reported, Escritório Central de Arrecadação e Distribuição, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In September 2013, Sky Brasil entered into an agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other," $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations. Sky Brasil had provided letters of credit related to this dispute in the amount of approximately $104 million, which have now been released. The settlement does not include any agreement as to royalties that will apply after December 31, 2013.

        SAGAI.    In 2009, Sociedad Argentina de Gestion de Actores Interpretes ("SAGAI") sued DIRECTV Argentina over the payment of performance rights fees. SAGAI claimed that under applicable laws, we are required to pay them 2% of our programming revenues. In September 2013, the court ruled in SAGAI's favor, awarding damages equal to 2% of DIRECTV Argentina's programming revenue, approximately $77 million. We have recently entered into discussions with SAGAI to settle the dispute. Additionally, we have engaged outside advisors to review the judgment against us and we believe we have grounds to appeal the judgment. We have accrued amounts we believe are adequate for such performance rights.

        Waste Disposal Inquiry.    On August 20, 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, record keeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are diligently reviewing our policies and procedures applicable to all facilities and cooperating with the investigation.

Income Tax Matters

        We have received tax assessments from certain foreign jurisdictions and have agreed to indemnify previously divested businesses for certain tax assessments relating to periods prior to their respective divestitures. These assessments are in various stages of the administrative process or litigation. While the outcome of these assessments and other tax issues cannot be predicted with certainty, we believe that the ultimate outcome will not have a material effect on our consolidated financial position or result of operations.

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2013, the net book value of in-orbit satellites was $1,401 million all of which was uninsured.

Other

        As of December 31, 2013, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $236 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 22: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for the years presented:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2013 Quarters
Revenues	$7,580	$7,700	$7,880	$8,594
Operating profit	1,242	1,350	1,225	1,333
Net income attributable to DIRECTV	690	660	699	810
Basic earnings attributable to DIRECTV per common share	$1.21	$1.19	$1.29	$1.55
Diluted earnings attributable to DIRECTV per common share	$1.20	$1.18	$1.28	$1.53
2012 Quarters
Revenues	$7,046	$7,224	$7,416	$8,054
Operating profit	1,308	1,411	1,068	1,298
Net income attributable to DIRECTV	731	711	565	942
Basic earnings attributable to DIRECTV per common share	$1.08	$1.09	$0.91	$1.57
Diluted earnings attributable to DIRECTV per common share	$1.07	$1.09	$0.90	$1.55

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 23: Condensed Consolidating Financial Statements

        As discussed above in Note 10, on November 14, 2011, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. In accordance with the requirements of Regulation S-X, restricted net assets of our Venezuelan subsidiary exceeded 25% of total consolidated net assets and as such, condensed parent company information is included as part of the condensed consolidating financial statements below. For additional information regarding the Venezuelan restricted net assets see Note 21. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, and the condensed consolidating balance sheets as of December 31, 2013 and December 31, 2012.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect 100% owned subsidiaries, DIRECTV Holdings, DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN and its subsidiaries which are comprised primarily of two regional sports networks.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$24,676	$7,141	$(63)	$31,754
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	11,616	2,430	(55)	13,991
Subscriber service expenses	—	—	1,474	768	—	2,242
Broadcast operations expenses	—	—	293	124	(8)	409
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,642	777	—	3,419
Upgrade and retention costs	—	—	1,350	197	—	1,547
General and administrative expenses	70	—	1,217	715	—	2,002
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	1,640	1,188	—	2,828

Total operating costs and expenses	70	—	20,232	6,365	(63)	26,604

Operating profit (loss)	(70)	—	4,444	776	—	5,150
Equity in income of consolidated subsidiaries	2,906	3,374	—	—	(6,280)	—
Interest income	16	—	2	62	(8)	72
Interest expense	(1)	(824)	(3)	(20)	8	(840)
Other, net	(7)	—	29	84	—	106

Income before income tax	2,844	2,550	4,472	902	(6,280)	4,488
Income tax benefit (expense)	15	202	(1,098)	(722)	—	(1,603)

Net income	2,859	2,752	3,374	180	(6,280)	2,885
Less: Net income attributable to noncontrolling interest	—	—	—	(26)	—	(26)

Net income attributable to DIRECTV	$2,859	$2,752	$3,374	$154	$(6,280)	$2,859

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$23,235	$6,583	$(137)	$29,740
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	10,743	2,355	(70)	13,028
Subscriber service expenses	—	—	1,464	673	—	2,137
Broadcast operations expenses	—	—	306	116	(8)	414
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,673	724	—	3,397
Upgrade and retention costs	—	—	1,253	174	—	1,427
General and administrative expenses	42	1	1,201	630	(59)	1,815
Depreciation and amortization expense	—	—	1,501	936	—	2,437

Total operating costs and expenses	42	1	19,141	5,608	(137)	24,655

Operating profit (loss)	(42)	58	4,094	975	—	5,085
Equity in income of consolidated subsidiaries	2,980	2,819	—	—	(5,799)	—
Interest income	2	1	—	68	(12)	59
Interest expense	(2)	(773)	(3)	(76)	12	(842)
Other, net	(4)	(65)	33	176	—	140

Income before income taxes	2,934	2,040	4,124	1,143	(5,799)	4,442
Income tax benefit (expense)	15	246	(1,305)	(421)	—	(1,465)

Net income	2,949	2,286	2,819	722	(5,799)	2,977
Less: Net income attributable to noncontrolling interest	—	—	—	(28)	—	(28)

Net income attributable to DIRECTV	$2,949	$2,286	$2,819	$694	$(5,799)	$2,949

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,859	$2,752	$3,374	$180	$(6,280)	$2,885
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains related to changes in plan experience and actuarial assumptions arising during the period	22	—	—	—	—	22
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	38	—	—	—	—	38
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	—	80	—	—	—	80
Reclassification adjustments included in net income	—	(49)	—	—	—	(49)
Foreign currency translation adjustments	—	—	—	(173)	—	(173)
Reclassification adjustment for net losses on securities recognized during the period	—	—	—	1	—	1

Other comprehensive income (loss)	61	31	—	(172)	—	(80)

Comprehensive income	2,920	2,783	3,374	8	(6,280)	2,805
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(20)	—	(20)

Comprehensive income (loss) attributable to DIRECTV	$2,920	$2,783	$3,374	$(12)	$(6,280)	$2,785

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,949	$2,286	$2,819	$722	$(5,799)	$2,977
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(45)	—	—	—	—	(45)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Cash flows hedges:
Unrealized losses arising during the period	—	(10)	—	—	—	(10)
Reclassification adjustments included in net income	—	(7)	—	—	—	(7)
Foreign currency translation adjustments	—	—	—	(32)	—	(32)
Unrealized holding losses on securities	—	—	—	(4)	—	(4)

Other comprehensive loss	(33)	(17)	—	(36)	—	(86)

Comprehensive income	2,916	2,269	2,819	686	(5,799)	2,891
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(13)	—	(13)

Comprehensive income attributable to DIRECTV	$2,916	$2,269	$2,819	$673	$(5,799)	$2,878

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,609	$1,925	$1,947	$724	$(4,569)	$2,636
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(39)	—	—	—	—	(39)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	—	—	—	—	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Foreign currency translation adjustments	—	—	—	(94)	—	(94)
Unrealized holding losses on securities	—	—	—	(6)	—	(6)

Other comprehensive loss	(29)	—	—	(100)	—	(129)

Comprehensive income	2,580	1,925	1,947	624	(4,569)	2,507
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(17)	—	(17)

Comprehensive income attributable to DIRECTV	$2,580	$1,925	$1,947	$607	$(4,569)	$2,490

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet

As of December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,521	$1,133	$3,071	$2,571	$(2,343)	$5,953
Satellites, net	—	—	1,810	657	—	2,467
Property and equipment, net	—	—	3,724	2,926	—	6,650
Goodwill	—	1,828	1,363	779	—	3,970
Intangible assets, net	—	—	527	401	(8)	920
Intercompany receivables	4,750	7,820	20,985	4,204	(37,759)	—
Investment in subsidiaries	(10,124)	18,303	—	(12,221)	4,042	—
Other assets	92	190	361	1,416	(114)	1,945

Total assets	$(3,761)	$29,274	$31,841	$733	$(36,182)	$21,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$941	$1,567	$3,812	$2,553	$(2,343)	$6,530
Long-term debt	—	18,203	—	81	—	18,284
Deferred income taxes	—	9	1,632	277	(114)	1,804
Intercompany liabilities	1,443	20,985	7,820	7,511	(37,759)	—
Other liabilities and deferred credits	399	321	274	470	(8)	1,456
Redeemable noncontrolling interest	—	—	—	375	—	375
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	3,652	25	4,930	(8,936)	3,981	3,652
Retained earnings (accumulated deficit)	(9,874)	(11,850)	13,373	(1,356)	(167)	(9,874)
Accumulated other comprehensive income (loss)	(322)	14	—	(242)	228	(322)

Total stockholders' equity (deficit)	(6,544)	(11,811)	18,303	(10,534)	4,042	(6,544)

Total liabilities and stockholders' equity (deficit)	$(3,761)	$29,274	$31,841	$733	$(36,182)	$21,905

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,592	$2,476	$2,211	$2,418	$(2,303)	$6,394

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,852)	(1,557)	—	(3,409)
Cash paid for satellites	—	—	(198)	(179)	—	(377)
Investment in companies, net of cash acquired	—	—	(53)	(13)	—	(66)
Proceeds from sale of investments	234	—	12	11	—	257
Return of capital from subsidiary	1,897	—	—	—	(1,897)	—
Other, net	—	—	(67)	(91)	—	(158)

Net cash provided by (used in) investing activities	2,131	—	(2,158)	(1,829)	(1,897)	(3,753)

Cash flows from financing activities
Repayment of commercial paper (maturity 90 days or less), net	—	(155)	—	—	—	(155)
Proceeds from short-term borrowings	—	556	—	—	—	556
Repayment of short-term borrowings	—	(559)	—	—	—	(559)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,947	—	152	—	2,099
Debt issuance costs	—	(12)	—	—	—	(12)
Repayment of long-term debt	—	—	—	(15)	—	(15)
Repayment of other long-term obligations	—	—	(24)	(39)	—	(63)
Common shares repurchased and retired	(4,000)	—	—	—	—	(4,000)
Taxes paid in lieu of shares issued for share-based compensation	—	—	(51)	(10)	—	(61)
Excess tax benefit from sharebased compensation	—	—	20	4	—	24
Intercompany payments (funding)	367	—	(3)	(364)	—	—
Cash dividend to Parent	—	(4,200)	—	—	4,200	—
Other, net	—	10	—	—	—	10

Net cash used in financing activities	(3,633)	(2,413)	(58)	(272)	4,200	(2,176)

Effect of exchange rate changes in Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	90	63	(5)	130	—	278
Cash and cash equivalents at beginning of the year	408	728	11	755	—	1,902

Cash and cash equivalents at the end of the year	$498	$791	$6	$885	$—	$2,180

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,728	$2,388	$1,766	$1,877	$(2,125)	$5,634

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,488)	(1,472)	—	(2,960)
Cash paid for satellites	—	—	(253)	(136)	—	(389)
Investment in companies, net of cash acquired	—	—	(7)	(9)	—	(16)
Proceeds from sale of investments	—	—	24	—	—	24
Return of capital from subsidiary	3,775	—	—	—	(3,775)	—
Other, net	—	—	—	(22)	—	(22)

Net cash provided by (used in) investing activities	3,775	—	(1,724)	(1,639)	(3,775)	(3,363)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	156	—	—	—	156
Proceeds from short-term borrowings	—	202	—	—	—	202
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Proceeds from long-term debt	—	5,190	—	—	—	5,190
Debt issuance costs	—	(36)	—	—	—	(36)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Repayment of other long-term obligations	—	—	(21)	(30)	—	(51)
Common shares repurchased and retired	(5,175)	—	—	—	—	(5,175)
Stock options exercised	3	—	—	—	—	3
Taxes paid in lieu of shares issued for share-based compensation	—	—	(52)	(9)	—	(61)
Excess tax benefit from sharebased compensation	—	—	25	5	—	30
Intercompany payments (funding)	(52)	—	13	39	—	—
Cash dividend to Parent	—	(5,900)	—	—	5,900	—

Net cash provided by (used in) financing activities	(5,224)	(1,888)	(35)	5	5,900	(1,242)

Net increase in cash and cash equivalents	279	500	7	243	—	1,029
Cash and cash equivalents at beginning of the year	129	228	4	512	—	873

Cash and cash equivalents at the end of the year	$408	$728	$11	$755	$—	$1,902

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,831	$1,835	$1,745	$1,537	$(1,763)	$5,185

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,595)	(1,329)	—	(2,924)
Cash paid for satellites	(1)	—	(141)	(104)	—	(246)
Investment in companies, net of cash acquired	—	—	(11)	—	—	(11)
Proceeds from sale of investments	—	—	55	61	—	116
Return of capital from subsidiary	3,487	—	—	—	(3,487)	—
Other, net	—	—	1	42	—	43

Net cash provided by (used in) investing activities	3,486	—	(1,691)	(1,330)	(3,487)	(3,022)

Cash flows from financing activities
Proceeds from long-term debt	—	3,990	—	—	—	3,990
Debt issuance costs	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(66)	(118)	—	(184)
Common shares repurchased and retired	(5,496)	—	—	—	—	(5,496)
Taxes paid in lieu of shares issued for share-based compensation	(5)	—	(29)	(24)	—	(58)
Excess tax benefit from sharebased compensation	—	—	21	4	—	25
Intercompany payments (funding)	(134)	—	20	114	—	—
Cash dividend to Parent	—	(5,250)	—	—	5,250	—

Net cash used in financing activities	(5,635)	(2,290)	(54)	(63)	5,250	(2,792)

Net increase (decrease) in cash and cash equivalents	(318)	(455)	—	144	—	(629)
Cash and cash equivalents at beginning of the year	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the year	$129	$228	$4	$512	$—	$873

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officers and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2013.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment and those criteria, management believes that, as of December 31, 2013, our internal control over financial reporting is effective.

DIRECTV

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

  REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV and subsidiaries (the "Company") as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 21, 2014

DIRECTV

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEMS 10, 11, 12, 13 and 14

        We hereby incorporate by reference information required by Part III (Items 10, 11, 12, 13 and 14) of this Annual Report from DIRECTV's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than March 20, 2014.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	132
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	Third Amended and Restated Certificate of Incorporation of DIRECTV (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*4.1	Specimen form of certificate representing Common Stock of DIRECTV (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
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
*4.26

Third Supplemental Indenture, dated as of May 20, 2013, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed May 20, 2013 (SEC File No. 1-34554))

*4.27	Form of 5.200% Notes due 2033 (included in Exhibit 4.26)
*4.28

Fourth Supplemental Indenture, dated as of November 20, 2013, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed November 20, 2013 (SEC File No. 1-34554))

*4.29	Form of 5.200% Notes due 2033 (included in Exhibit 4.28)
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

DIRECTV

Exhibit Number	Exhibit Name
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

††*10.5	Amended and Restated DIRECTV Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K of DIRECTV filed on February 23, 2012 (SEC File No. 1-34554))
††*10.6

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

††*10.7

DIRECTV 2010 Stock Plan (incorporated by reference to Exhibit 99 of the Form S-8 of DIRECTV filed on February 14, 2011 (SEC File No. 1-34554) and as modified in Form 8-K of DIRECTV filed on December 24, 2013 (SEC file No. 1-34554))

††*10.8	The Liberty Entertainment, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99(a) of the Form S-8 of DIRECTV filed on November 19, 2009 (SEC File No. 1-34554))
††*10.9	DIRECTV Executive Officer Cash Bonus Plan (incorporated by reference to Annex B to the DIRECTV Definitive Proxy Statement filed on April 21, 2010 (SEC File No. 1-34554))
††*10.10	Summary Terms and Conditions for 2013 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
††*10.11	Summary Terms and Conditions for the 2013 Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
††*10.12	Summary Terms and Conditions for the 2013 Stock Options Grant (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))
††*10.13	DIRECTV Executive Severance Plan Document and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 27, 2012 (SEC File No. 1-34554))
††*10.14

DIRECTV Performance Stock Unit Award Agreement between DIRECTV and Michael D. White dated as of January 4, 2010 (incorporated by reference to Exhibit 10.3 of the Form 8-K of DIRECTV filed on January 7, 2010 (SEC File No. 1-34554))

††*10.15

Tax Sharing Agreement by and between Liberty Media Corporation and Liberty Entertainment, Inc. dated November 19, 2009 (incorporated by reference to Exhibit 10.36 of the Form 10-K of DIRECTV filed on February 26, 2010 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
††*10.16

Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554))

††*10.17

Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q of DIRECTV filed on November 4, 2010 (SEC File No. 1-34554))

*10.18

Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554))

*10.19

Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, Abelardo Bru, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb, Lorrie M. Norrington and Anthony Vinciquerra (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))

††*10.20	CEO Severance Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on November 2, 2012 (SEC File No. 1-34554))
††*10.21	DIRECTV Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.27 of the Form 10-K of DIRECTV filed on February 21, 2013 (SEC File No. 1-34554))
††*10.22

Form of 2013 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

††*10.23

Form of 2013 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

††*10.24

Amendment of DIRECTV 2010 Stock Plan, adopted by the Compensation Committee of the DIRECTV Board of Directors (incorporated by reference to the Form 8-K of DIRECTV filed December 24, 2013 (SEC File No. 1-34554))

††*10.25

Form of 2014 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))

††*10.26

Form of 2014 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))

††*10.27	Summary Terms and Conditions for 2014 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.28	Summary Terms and Conditions for the 2014 Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
††*10.29	Summary Terms and Conditions for the 2014 Stock Option Grants (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
*14.1	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009 (incorporated by reference to Exhibit 14.1 to the Form 10-K of DIRECTV filed on February 28, 2011 (SEC File No. 1-34554))
**21	Subsidiaries of the Registrant as of December 31, 2013
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (a)	Deductions (b)	Balance at end of year
	(Dollars in Millions)
Year Ended December 31, 2013:
Allowance for doubtful accounts deducted from accounts receivable	$(81)	$(318)	$(174)	$478	$(95)
Year Ended December 31, 2012:
Allowance for doubtful accounts deducted from accounts receivable	(79)	(332)	(149)	479	(81)
Year Ended December 31, 2011:
Allowance for doubtful accounts deducted from accounts receivable	(76)	(309)	(130)	436	(79)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

DIRECTV (Registrant)
Date: February 21, 2014
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Executive Vice President and Chief Financial Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on this 21st day of February 2014 by the following persons on behalf of the Registrant and in the capacities indicated.

Signature	Title
/s/ MICHAEL D. WHITE (Michael D. White)	Chairman of the Board of Directors, President and Chief Executive Officer	}	Principal Executive Officer
/s/ PATRICK T. DOYLE (Patrick T. Doyle)	Executive Vice President and Chief Financial Officer	}	Principal Financial Officer
/s/ JOHN F. MURPHY (John F. Murphy)	Senior Vice President and Controller	}	Principal Accounting Officer
/s/ NEIL R. AUSTRIAN (Neil R. Austrian)	Director
/s/ RALPH F. BOYD, JR. (Ralph F. Boyd, Jr.)	Director
/s/ ABELARDO E. BRU (Abelardo E. Bru)	Director
/s/ DAVID B. DILLON (David B. Dillon)	Director
/s/ SAMUEL A. DIPIAZZA, JR. (Samuel A. DiPiazza, Jr.)	Director
/s/ DIXON R. DOLL (Dixon R. Doll)	Director

DIRECTV

Signature	Title
/s/ CHARLES R. LEE (Charles R. Lee)	Director
/s/ PETER A. LUND (Peter A. Lund)	Director
/s/ NANCY S. NEWCOMB (Nancy S. Newcomb)	Director
/s/ LORRIE M. NORRINGTON (Lorrie M. Norrington)	Director
/s/ ANTHONY J. VINCIQUERRA (Anthony J. Vinciquerra)	Director

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
21	Subsidiaries of the Registrant as of December 31, 2012
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.