Form 10-Q
period 2014-03-31
DIRECTV
filed 2014-05-12
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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

        As of May 1, 2014, the registrant had outstanding 503,824,432 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$7,855	$7,580
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,383	3,196
Subscriber service expenses	551	537
Broadcast operations expenses	97	110
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	827	814
Upgrade and retention costs	321	368
General and administrative expenses	454	469
Venezuelan currency devaluation charge	281	166
Depreciation and amortization expense	714	678

Total operating costs and expenses	6,628	6,338

Operating profit	1,227	1,242
Interest income	13	22
Interest expense	(232)	(217)
Other, net	57	38

Income before income taxes	1,065	1,085
Income tax expense	(496)	(387)

Net income	569	698
Less: Net income attributable to noncontrolling interest	(8)	(8)

Net income attributable to DIRECTV	$561	$690

Basic earnings attributable to DIRECTV per common share	$1.10	$1.21
Diluted earnings attributable to DIRECTV per common share	$1.09	$1.20
Weighted average number of common shares outstanding (in millions):
Basic	511	572
Diluted	515	577

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions)
Net income	$569	$698
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(7)	(36)
Reclassification adjustments included in net income	(8)	49
Foreign currency translation adjustments	39	(26)
Available for sale securities:
Unrealized holding gains on securities	—	3
Reclassification adjustment for net losses recognized during the period	—	(1)

Other comprehensive income (loss)	24	(11)

Comprehensive income	593	687
Less: Comprehensive income attributable to noncontrolling interest	(11)	(16)

Comprehensive income attributable to DIRECTV	$582	$671

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$3,014	$2,180
Accounts receivable, net of allowances of $104 and $95	2,483	2,547
Inventories	319	283
Deferred income taxes	146	140
Prepaid expenses and other	487	803

Total current assets	6,449	5,953
Satellites, net	2,468	2,467
Property and equipment, net	6,737	6,650
Goodwill	3,982	3,970
Intangible assets, net	911	920
Investments and other assets	1,973	1,945

Total assets	$22,520	$21,905

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,286	$4,685
Unearned subscriber revenues and deferred credits	632	589
Current debt	2,460	1,256

Total current liabilities	7,378	6,530
Long-term debt	18,338	18,284
Deferred income taxes	1,838	1,804
Other liabilities and deferred credits	1,478	1,456
Commitments and contingencies
Redeemable noncontrolling interest	—	375
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 507,599,071 and 519,306,232 shares issued and outstanding of common stock at March 31, 2014 and December 31, 2013, respectively	3,549	3,652
Accumulated deficit	(10,149)	(9,874)
Accumulated other comprehensive loss	(298)	(322)

Total DIRECTV stockholders' deficit	(6,898)	(6,544)
Noncontrolling interest	386	—

Total stockholders' deficit	(6,512)	(6,544)

Total liabilities and stockholders' deficit	$22,520	$21,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$569	$698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	714	678
Venezuelan currency devaluation charge	281	166
Amortization of deferred revenues and deferred credits	(12)	(13)
Share-based compensation expense	20	34
Equity in earnings from unconsolidated affiliates	(44)	(32)
Net foreign currency transaction gain	(6)	(6)
Net gains from sale of investments	(2)	(7)
Deferred income taxes	84	95
Excess tax benefit from share-based compensation	(22)	(24)
Other	15	5
Change in other operating assets and liabilities:
Accounts receivable	98	51
Inventories	(36)	(10)
Prepaid expenses and other	303	43
Accounts payable and accrued liabilities	(397)	(167)
Unearned subscriber revenue and deferred credits	43	41
Other, net	(18)	(16)

Net cash provided by operating activities	1,590	1,536

Cash Flows From Investing Activities
Cash paid for property and equipment	(650)	(748)
Cash paid for satellites	(54)	(78)
Investment in companies, net of cash acquired	(4)	(3)
Proceeds from sale of investments	4	16
Other, net	(3)	(5)

Net cash used in investing activities	(707)	(818)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	105	190
Proceeds from short-term borrowings	90	84
Repayment of short-term borrowings	(200)	(153)
Proceeds from long-term debt	1,260	792
Debt issuance costs	(6)	(4)
Repayment of long-term debt	(11)	—
Repayment of other long-term obligations	(15)	(18)
Common shares repurchased and retired	(895)	(1,378)
Prepayment of accelerated share repurchase	—	(230)
Taxes paid in lieu of shares issued for share-based compensation	(57)	(61)
Excess tax benefit from share-based compensation	22	24
Other, net	(26)	—

Net cash provided by (used in) in financing activities	267	(754)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(316)	(187)

Net increase (decrease) in cash and cash equivalents	834	(223)
Cash and cash equivalents at beginning of the period	2,180	1,902

Cash and cash equivalents at end of the period	$3,014	$1,679

Supplemental Cash Flow Information
Cash paid for interest	$328	$325
Cash paid for income taxes	84	94

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, hold a minority ownership interest in ROOT SPORTS™ Northwest and own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investments in ROOT SPORTS Northwest and GSN using the equity method of accounting.

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Note 2: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the three months ended March 31, 2014:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2014	$3,191	$346	$211	$222	$3,970
Sky Brasil foreign currency translation adjustment	—	12	—	—	12

Balance as of March 31, 2014	$3,191	$358	$211	$222	$3,982

Note 3: Debt

        The following table sets forth our outstanding debt as of:

	March 31, 2014	December 31, 2013
	(Dollars in Millions)
Current debt
Commercial paper	$195	$200
Current portion of long-term debt	2,200	1,000
Current portion of borrowings under BNDES financing facility	65	56
Long-term debt
Senior notes	18,263	18,203
Borrowings under BNDES financing facility	75	81

Total debt	$20,798	$19,540

        The amount of interest accrued related to our outstanding debt was $169 million at March 31, 2014 and $271 million at December 31, 2013.

Senior Notes

  Three Months Ended March 31, 2014 Financing Transactions

        On March 17, 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,250 million in aggregate principal of 4.45% senior notes due in 2024 with proceeds, net of an original issue discount, of $1,245 million. We incurred $7 million of debt issuance costs in connection with this transaction.

        On March 20, 2014, we exercised our early redemption right under the indenture of the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million in the second quarter of 2014 to redeem such Notes.

  Three Months Ended March 31, 2013 Financing Transactions

        On January 10, 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 with proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	March 31, 2014	March 31, 2014	December 31, 2013
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$1,000	$1,000
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	745	744
5.875% senior notes due in 2019	1,000	996	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	1,000	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
2.750% senior notes due in 2023(1)	688	685	684
4.450% senior notes due in 2024	1,250	1,245	—
4.375% senior notes due in 2029(1)	1,250	1,237	1,229
5.200% senior notes due in 2033(1)	583	581	577
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,235
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$20,521	$20,463	$19,203

(1)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $21,078 million at March 31, 2014 and $19,424 million at December 31, 2013. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        Our senior notes which have not been redeemed mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $14,071 million thereafter.

Commercial Paper

        DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2014, we had $195 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 34 days, at a weighted average yield of 0.38%, which may be refinanced on a periodic basis as borrowings mature. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        DIRECTV U.S. has a three and one-half year, $1.0 billion, revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2014, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        DIRECTV Guarantors.    DIRECTV guarantees all of the senior notes outstanding, jointly and severally with DIRECTV Holdings LLC's material domestic subsidiaries. DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2014, Sky Brasil had borrowings of $140 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.12% per year. As of December 31, 2013, Sky Brasil had borrowings of $137 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.26 / $1.00 at March 31, 2014.

        Borrowings under the BNDES facility mature as follows: $48 million in 2014, $64 million in 2015 and $28 million in 2016. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $185 million based on the exchange rate at the time of purchase.

Restricted Cash

        Restricted cash of $10 million as of March 31, 2014 and $7 million as of December 31, 2013 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letters of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We record derivative financial instruments in the Consolidated Balance Sheets as either assets or liabilities at fair value. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis. We measured $1 million of ineffectiveness for the three months ended March 31, 2014 related to the settlement of the forward starting interest rate swaps discussed below and no ineffectiveness for the three months ended March 31, 2013.

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$117	$112	$—	$—
Interest rate contracts	—	3	—	1

Total fair value of derivative financial instruments	$117	$115	$—	$1

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	March 31, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Interest rate swaps	—	500

Total notional amount of derivative financial instruments	$2,418	$2,918

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held no cash collateral from

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

counterparties as of March 31, 2014 and held $10 million of cash collateral from counterparties as of December 31, 2013. We did not have any cash collateral posted with counterparties as of March 31, 2014 and December 31, 2013. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

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

        During the three months ended March 31, 2014, DIRECTV U.S. recorded net remeasurement losses of $13 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $13 million ($8 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the three months ended March 31, 2013, DIRECTV U.S. recorded net remeasurement gains of $78 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $78 million ($49 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations.

Interest Rate Contracts

        On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.45% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled forward-starting interest rate swaps, which were previously entered into in order to protect against unfavorable interest rate changes related to the forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As of March 31, 2014, we had recorded $10 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these forward-starting interest rate swaps that will be recognized as interest expense over the term of the 4.45% senior notes due in 2024.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 5: Contingencies

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system, and the resulting exchange rate, are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.7 bolivars per U.S. dollar as of March 31, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 closed at 49.81 bolivars per U.S. dollar as of March 31, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of March 31, 2014, we are remeasuring our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.7 bolivars per U.S. dollar. Until that date, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of March 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $408 million, including cash of $453 million, based on the SICAD 1 exchange rate of 10.7 bolivars per U.S. dollar. Using the official exchange rate of 6.3 bolivars per U.S. dollar, our Venezuelan subsidiary reported revenues of approximately $261 million and operating profit of approximately $80 million in the first quarter of 2014, excluding the impact of the $281 million Venezuelan devaluation charge. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently expected to be based on the results of periodic SICAD 1 auctions, which would result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2014. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        International Trade Commission Proceedings.    On April 17, 2014, ViXS Systems, Inc. submitted to the International Trade Commission a request to commence an investigation pursuant to Section 337 of the Tariff Act. The request alleges that certain patents owned by ViXS Systems, Inc. are infringed by components supplied by Entropic Communications, Inc., or by devices that contain those components. Among those accused devices are satellite receivers and other devices for use in systems for receiving the DIRECTV service. DIRECTV LLC, along with Entropic Communications, Inc. and certain companies alleged to be manufacturers of devices for DIRECTV, are identified as respondents. The request seeks an order excluding the accused devices from entry into the United States, and a cease and desist order prohibiting unlawful importation and/or sale of the accused devices after importation. Also on April 17, 2014, ViXS Systems Inc. filed in United States District Court a companion lawsuit alleging infringement of the same patents by the same products of the respondents named in the action before the ITC. The lawsuit seeks an injunction and monetary damages. DIRECTV is in the process of evaluating the claims made in these actions and intends to defend them vigorously.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that at least some potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. Further, in certain of these cases, suppliers of equipment to DIRECTV are also defendants, and DIRECTV has contractual obligations to indemnify and hold harmless certain suppliers in those cases. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined that the likelihood of a material liability in such matters is remote or have made appropriate accruals. The final disposition of these claims is not expected to have a material effect on our consolidated financial position or results of operations. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could result in a loss that would be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Early Cancellation Fees.    In 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. Several of these lawsuits are pending, some in California state court purporting to represent statewide classes, and some in federal courts purporting to represent

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

nationwide classes. The lawsuits seek both monetary and injunctive relief. While the theories of liability vary, the lawsuits generally challenge these fees under state consumer protection laws as both unfair and inadequately disclosed to customers. Our motions to compel arbitration of all claims have been granted in all of the federal cases, except for a case originally filed in Arkansas state court. The denial of our motion to compel arbitration in the California state court case is currently on appeal. We have moved to decertify the class and strike class allegations in the Arkansas federal case. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

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

        SAGAI.    In 2009, Sociedad Argentina de Gestion de Actores Interpretes ("SAGAI") sued DIRECTV Argentina over the payment of performance rights fees. SAGAI claimed that under applicable laws, we are required to pay them 2% of our programming revenues. In the first quarter of 2014, DIRECTV Argentina entered into an agreement with SAGAI whereby DIRECTV agreed to settle all claims for the periods up to December 31, 2013 and agreed on a rate to be paid going forward.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2014, the net book value of in-orbit satellites was $1,342 million, all of which was uninsured.

Other

        As of March 31, 2014, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $259 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions)
Revenues	$2	$2
Expenses	241	236

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2014	December 31, 2013
	(Dollars in Millions)
Accounts receivable	$7	$18
Accounts payable	87	100
Long-term liability	85	69

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 7: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of March 31, 2014 and December 31, 2013, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. As of March 31, 2014, we had approximately $3,438 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Three Months Ended March 31,
	2014	2013
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares (1)	$925	$1,378
Average price per share	$71.53	$52.09
Number of shares repurchased and retired	13	26

(1)
The $1,378 million in repurchases during the three months ended March 31, 2013 does not include the $30 million of stock received upon the settlement of the ASR in April 2013.

        Of the $925 million in repurchases during the three months ended March 31, 2014, $30 million were paid for in April 2014. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

Noncontrolling Interest

        In connection with our acquisition of Sky Brasil in 2006, our partner who holds the remaining 7% interest, Globo Comunicações e Participações S.A., or Globo, was granted the right, until January 2014, to require us to purchase all, but not less than all, of its shares in Sky Brasil. Globo did not exercise its right to require us to purchase its shares in Sky Brasil. That right has now expired and the noncontrolling interest is no longer redeemable. In accordance with Accounting Standards Codification 480, Distinguishing Liabilities from Equity, during the first quarter of 2014, we reclassified $375 million, which was the fair value of Globo's remaining 7% interest, from "Redeemable noncontrolling interest" to "Noncontrolling interest," a component of stockholders' deficit in the Consolidated Balance Sheets. During the first quarter of 2014, we discontinued fair value accounting for this equity instrument.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit for the three months ended March 31, 2014:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Redeemable Noncontrolling Interest
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2014	519,306,232	$3,652	$(9,874)	$(322)	$(6,544)	$—	$(6,544)	$375
Net income			561		561	8	569
Stock repurchased and retired	(12,928,118)	(89)	(836)		(925)		(925)
Stock options exercised and restricted stock units vested and distributed	1,220,957	(57)			(57)		(57)
Share-based compensation expense		20			20		20
Tax benefit from share-based compensation		22			22		22
Other		1			1		1
Other comprehensive income				24	24		24
CTA adjustment allocated to noncontrolling interest						3	3
Noncontrolling interest						375	375	(375)

Balance as of March 31, 2014	507,599,071	$3,549	$(10,149)	$(298)	$(6,898)	$386	$(6,512)	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for the three months ended March 31, 2013:

		Stockholders' Deficit
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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2014			2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(12)	$5	$(7)	$(57)	$21	$(36)
Reclassification adjustments included in "Other, net"	(13)	5	(8)	78	(29)	49
Foreign currency translation adjustments	63	(24)	39	(43)	17	(26)
Available for sale securities:
Unrealized holding gains on securities	—	—	—	5	(2)	3
Reclassification adjustment for net losses recognized during the period, included in "Other, net"	—	—	—	(2)	1	(1)

Other comprehensive income (loss)	$38	$(14)	$24	$(19)	$8	$(11)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2014	$(123)	$14	$(213)	$—	$(322)
Other comprehensive income (loss)	—	(15)	39	—	24

Balance as of March 31, 2014	$(123)	$(1)	$(174)	$—	$(298)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	—	13	(26)	2	(11)

Balance as of March 31, 2013	$(184)	$(4)	$(66)	$1	$(253)

Note 8: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. We excluded 0.2 million and 1.7 million common stock awards from the computation of diluted EPS, during the three months ended March 31, 2014 and March 31, 2013, respectively, because the inclusion of the potential common shares would have had an antidilutive effect.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
March 31, 2014
Basic EPS
Net income attributable to DIRECTV	$561	511	$1.10
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$561	515	$1.09

March 31, 2013
Basic EPS
Net income attributable to DIRECTV	$690	572	$1.21
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$690	577	$1.20

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 9: Segment Reporting

        Our reportable segments, which are differentiated by their products and services as well as geographic location, are DIRECTV U.S., Sky Brasil and PanAmericana and Other, which are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers, and the Sports Networks, Eliminations and Other segment, which includes our regional sports networks that provide programming devoted to local professional sports teams and college sporting events and locally produce their own programming. Sports Networks, Eliminations and Other also includes the corporate office, eliminations and other entities.

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
March 31, 2014
DIRECTV U.S.	$6,085	$2	$6,087	$1,243	$426	$1,669
Sky Brasil	939	—	939	148	163	311
PanAmericana and Other	782	—	782	(174)	122	(52)

DIRECTV Latin America	1,721	—	1,721	(26)	285	259
Sports Networks, Eliminations and Other	49	(2)	47	10	3	13

Total	$7,855	$—	$7,855	$1,227	$714	$1,941

March 31, 2013
DIRECTV U.S.	$5,788	$2	$5,790	$1,115	$406	$1,521
Sky Brasil	965	—	965	154	157	311
PanAmericana and Other	763	—	763	(37)	106	69

DIRECTV Latin America	1,728	—	1,728	117	263	380
Sports Networks, Eliminations and Other	64	(2)	62	10	9	19

Total	$7,580	$—	$7,580	$1,242	$678	$1,920

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,941	$1,920
Depreciation and amortization	(714)	(678)

Operating profit	1,227	1,242
Interest income	13	22
Interest expense	(232)	(217)
Other, net	57	38

Income before income taxes	1,065	1,085
Income tax expense	(496)	(387)

Net income	569	698
Less: Net income attributable to noncontrolling interest	(8)	(8)

Net income attributable to DIRECTV	$561	$690

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 10: Condensed Consolidating Financial Statements

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

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013, the condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013, and the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect 100% owned subsidiaries, DIRECTV Holdings, DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's DTH digital television services throughout Latin America which are held by DIRECTV Latin America Holdings, Inc. and its subsidiaries, and our regional sports networks which are held by DIRECTV Sports Networks LLC and its subsidiaries. In addition, the Non-Guarantor Subsidiaries include the entity that is the parent of DIRECTV Holdings.

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

        Subsequent to the issuance of our 2013 financial statements, management identified certain corrections that were needed in the presentation of the condensed consolidating financial information. With respect to the Non-Guarantor Subsidiaries, we previously presented the investment of the parent entity, which is a Non-Guarantor Subsidiary, that owns DIRECTV Latin America Holdings, Inc. and DIRECTV Sports Networks LLC in "Investment in subsidiaries" with the corresponding equity of those subsidiaries in "Stockholders' equity (deficit)." We previously recorded the elimination of those amounts in the Eliminations column. We now present the elimination of those amounts, including the elimination of all intercompany receivables and payables within the Non-Guarantor Subsidiaries column. Accordingly, we eliminated $410 million from "Investment in subsidiaries" and "Stockholders' equity (deficit)" in the Condensed Consolidating Balance Sheets as of December 31, 2013 and eliminated $3,612 million from "Total current assets" and "Intercompany receivables", "Total current liabilities" and "Intercompany liabilities" in the Condensed Consolidating Balance Sheets as of December 31, 2013. Also in the Non-Guarantor subsidiaries, we reclassified $19,036 million from "Common stock and additional paid-in-capital" to "Retained earnings (accumulated deficit)" in the Condensed Consolidated Balance Sheet as of December 31, 2013 to correctly classify dividends paid to the Parent Guarantor. Lastly, we recorded a $494 million adjustment to "Total current assets" and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

"Total current liabilities" and related entries to "Investment in subsidiaries" and "Stockholders' equity (deficit)" in the Condensed Consolidating Balance Sheets for the Parent Guarantor, Co-Issuers, Guarantor Subsidiaries and Non-Guarantor Subsidiaries to reclassify the tax allocation as of December 31, 2013.

        We now present the equity earnings of DIRECTV Holdings, which is a subsidiary of DIRECTV Group, an entity included in Non-Guarantor Subsidiaries, in "Equity in income of consolidated subsidiaries" in the Condensed Consolidating Statements of Operations. Accordingly, we present $652 million in "Equity in income of consolidated subsidiaries" in the Condensed Consolidating Statements of Operations for the three months ended March 31, 2013.

        Also, in the Condensed Consolidating Statements of Cash Flows, we present changes from receivable balances of affiliates as investing activities and changes in payable balances of affiliates as financing activities because these changes are a result of a subsidiary's deposit in or withdrawal from its parent cash account under a centralized cash management arrangement. We previously presented all changes from receivable and payable balances of affiliates as financing activities.

        There was no impact to our consolidated results of operations, balance sheet or cash flows as a result of these changes.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,087	$1,798	$(30)	$7,855
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,768	641	(26)	3,383
Subscriber service expenses	—	—	359	192	—	551
Broadcast operations expenses	—	—	72	27	(2)	97
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	648	180	(1)	827
Upgrade and retention costs	—	—	281	41	(1)	321
General and administrative expenses	9	—	290	155	—	454
Venezuelan currency devaluation charge	—	—	—	281	—	281
Depreciation and amortization expense	—	—	426	288	—	714

Total operating costs and expenses	9	—	4,844	1,805	(30)	6,628

Operating profit (loss)	(9)	—	1,243	(7)	—	1,227
Equity in income of consolidated subsidiaries	568	787	—	648	(2,003)	—
Interest income	—	—	1	12	—	13
Interest expense	—	(220)	(3)	(9)	—	(232)
Other, net	(2)	—	5	54	—	57

Income before income taxes	557	567	1,246	698	(2,003)	1,065
Income tax benefit (expense)	4	81	(459)	(122)	—	(496)

Net income	561	648	787	576	(2,003)	569
Less: Net income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Net income attributable to DIRECTV	$561	$648	$787	$568	$(2,003)	$561

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,790	$1,811	$(21)	$7,580
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,601	613	(18)	3,196
Subscriber service expenses	—	—	351	186	—	537
Broadcast operations expenses	—	—	81	32	(3)	110
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	629	185	—	814
Upgrade and retention costs	—	—	319	49	—	368
General and administrative expenses	13	—	288	168	—	469
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	406	272	—	678

Total operating costs and expenses	13	—	4,675	1,671	(21)	6,338

Operating profit (loss)	(13)	—	1,115	140	—	1,242
Equity in income of consolidated subsidiaries	698	793	—	652	(2,143)	—
Interest income	6	—	—	19	(3)	22
Interest expense	—	(201)	(1)	(18)	3	(217)
Other, net	(4)	—	12	30	—	38

Income before income taxes	687	592	1,126	823	(2,143)	1,085
Income tax benefit (expense)	3	60	(333)	(117)	—	(387)

Net income	690	652	793	706	(2,143)	698
Less: Net income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Net income attributable to DIRECTV	$690	$652	$793	$698	$(2,143)	$690

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$561	$648	$787	$576	$(2,003)	$569
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	—	(7)	—	—	—	(7)
Reclassification adjustments included in net income	—	(8)	—	—	—	(8)
Foreign currency translation adjustments	—	—	—	39	—	39

Other comprehensive income (loss)	—	(15)	—	39	—	24

Comprehensive income	561	633	787	615	(2,003)	593
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(11)	—	(11)

Comprehensive income attributable to DIRECTV	$561	$633	$787	$604	$(2,003)	$582

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$690	$652	$793	$706	$(2,143)	$698
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	—	(36)	—	—	—	(36)
Reclassification adjustments included in net income	—	49	—	—	—	49
Foreign currency translation adjustments	—	—	—	(26)	—	(26)
Available for sale securities:
Unrealized holding gains on securities	—	—	—	3	—	3
Reclassification adjustments recognized for net losses during the period	—	—	—	(1)	—	(1)

Other comprehensive income (loss)	—	13	—	(24)	—	(11)

Comprehensive income	690	665	793	682	(2,143)	687
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(16)	—	(16)

Comprehensive income attributable to DIRECTV	$690	$665	$793	$666	$(2,143)	$671

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$644	$1,785	$2,518	$1,711	$(209)	$6,449
Satellites, net	—	—	1,782	686	—	2,468
Property and equipment, net	—	—	3,724	3,013	—	6,737
Goodwill	—	1,828	1,363	791	—	3,982
Intangible assets, net	—	—	521	398	(8)	911
Intercompany receivables	5,024	8,441	22,283	1,507	(37,255)	—
Investment in subsidiaries	(10,556)	18,633	—	(12,579)	4,502	—
Investments and other assets	96	199	334	1,453	(109)	1,973

Total assets	$(4,792)	$30,886	$32,525	$(3,020)	$(33,079)	$22,520

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$131	$2,598	$3,542	$1,316	$(209)	$7,378
Long-term debt	—	18,263	—	75	—	18,338
Deferred income taxes	—	6	1,618	323	(109)	1,838
Intercompany liabilities	1,576	22,262	8,441	4,976	(37,255)	—
Other liabilities and deferred credits	399	336	291	460	(8)	1,478
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,549	21	4,963	3,664	(8,648)	3,549
Retained earnings (accumulated deficit)	(10,149)	(12,600)	13,670	(14,016)	12,946	(10,149)
Accumulated other comprehensive loss	(298)	—	—	(204)	204	(298)

Total DIRECTV stockholders' equity (deficit)	(6,898)	(12,579)	18,633	(10,556)	4,502	(6,898)
Noncontrolling interest	—	—	—	386	—	386

Total stockholders' equity (deficit)	(6,898)	(12,579)	18,633	(10,170)	4,502	(6,512)

Total liabilities and stockholders' equity (deficit)	$(4,792)	$30,886	$32,525	$(3,020)	$(33,079)	$22,520

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$979	$1,133	$2,577	$1,775	$(511)	$5,953
Satellites, net	—	—	1,810	657	—	2,467
Property and equipment, net	—	—	3,724	2,926	—	6,650
Goodwill	—	1,828	1,363	779	—	3,970
Intangible assets, net	—	—	527	401	(8)	920
Intercompany receivables	4,750	7,820	20,985	1,387	(34,942)	—
Investment in subsidiaries	(10,131)	17,809	—	(12,214)	4,536	—
Investments and other assets	92	190	361	1,416	(114)	1,945

Total assets	$(4,310)	$28,780	$31,347	$(2,873)	$(31,039)	$21,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$448	$1,476	$3,812	$1,305	$(511)	$6,530
Long-term debt	—	18,203	—	81	—	18,284
Deferred income taxes	—	9	1,632	277	(114)	1,804
Intercompany liabilities	1,387	20,985	7,820	4,750	(34,942)	—
Other liabilities and deferred credits	399	321	274	470	(8)	1,456
Redeemable noncontrolling interest	—	—	—	375	—	375
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,652	25	4,930	3,671	(8,626)	3,652
Retained earnings (accumulated deficit)	(9,874)	(12,253)	12,879	(13,574)	12,948	(9,874)
Accumulated other comprehensive income (loss)	(322)	14	—	(228)	214	(322)

Total stockholders' equity (deficit)	(6,544)	(12,214)	17,809	(10,131)	4,536	(6,544)

Total liabilities and stockholders' equity (deficit)	$(4,310)	$28,780	$31,347	$(2,873)	$(31,039)	$21,905

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$594	$(305)	$1,482	$489	$(670)	$1,590

Cash flows from investing activities
Cash paid for property and equipment	—	—	(371)	(279)	—	(650)
Cash paid for satellites	—	—	(11)	(43)	—	(54)
Investment in companies, net of cash acquired	—	—	(1)	(3)	—	(4)
Proceeds from sale of investments	—	—	4	—	—	4
Return of capital from subsidiary	400	—	—	—	(400)	—
Intercompany funding	(117)	(408)	(1,464)	(77)	2,066	—
Other, net	—	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	283	(408)	(1,843)	(405)	1,666	(707)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	105	—	—	—	105
Proceeds from short-term borrowings	—	90	—	—	—	90
Repayment of short-term borrowings	—	(200)	—	—	—	(200)
Proceeds from long-term debt	—	1,245	—	15	—	1,260
Debt issuance costs	—	(6)	—	—	—	(6)
Repayment of long-term debt	—	—	—	(11)	—	(11)
Repayment of other long-term obligations	—	—	(6)	(9)	—	(15)
Common shares repurchased and retired	(895)	—	—	—	—	(895)
Taxes paid in lieu of shares issued for share-based compensation	(57)	—	(47)	(10)	57	(57)
Excess tax benefit from share-based compensation	22	—	18	4	(22)	22
Intercompany payments	9	1,465	407	150	(2,031)	—
Cash dividend to Parent	—	(1,000)	—	—	1,000	—
Other, net	—	(26)	—	—	—	(26)

Net cash provided by (used in) financing activities	(921)	1,673	372	139	(996)	267

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(316)	—	(316)

Net increase (decrease) in cash and cash equivalents	(44)	960	11	(93)	—	834
Cash and cash equivalents at beginning of the period	498	791	6	885	—	2,180

Cash and cash equivalents at end of the period	$454	$1,751	$17	$792	$—	$3,014

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$570	$(311)	$1,488	$422	$(633)	$1,536

Cash flows from investing activities
Cash paid for property and equipment	—	—	(396)	(352)	—	(748)
Cash paid for satellites	—	—	(53)	(25)	—	(78)
Investment in companies, net of cash acquired	—	—	—	(3)	—	(3)
Proceeds from sale of investments	—	—	12	4	—	16
Return of capital from subsidiary	1,382	—	—	—	(1,382)	—
Intercompany funding	(152)	(391)	(1,418)	(78)	2,039	—
Other, net	—	—	2	(7)	—	(5)

Net cash provided by (used in) investing activities	1,230	(391)	(1,853)	(461)	657	(818)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	190	—	—	—	190
Proceeds from short-term borrowings	—	84	—	—	—	84
Repayment of short-term borrowings	—	(153)	—	—	—	(153)
Proceeds from long-term debt	—	743	—	49	—	792
Debt issuance costs	—	(4)	—	—	—	(4)
Repayment of other long-term obligations	—	—	(6)	(12)	—	(18)
Common shares repurchased and retired	(1,378)	—	—	—	—	(1,378)
Prepayment of accelerated share repurchase	(230)	—	—	—	—	(230)
Taxes paid in lieu of shares issued for share-based compensation	(61)	—	(51)	(10)	61	(61)
Excess tax benefit from share-based compensation	24	—	20	4	(24)	24
Intercompany payments	17	1,418	396	180	(2,011)	—
Cash dividend to Parent	—	(1,950)	—	—	1,950	—

Net cash provided by (used in) financing activities	(1,628)	328	359	211	(24)	(754)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	172	(374)	(6)	(15)	—	(223)
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at end of the period	$580	$354	$5	$740	$—	$1,679

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 24, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2014 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013:

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

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$7,855	$7,580
Total operating costs and expenses	6,628	6,338

Operating profit	1,227	1,242
Interest income	13	22
Interest expense	(232)	(217)
Other, net	57	38

Income before income taxes	1,065	1,085
Income tax expense	(496)	(387)

Net income	569	698
Less: Net income attributable to noncontrolling interest	(8)	(8)

Net income attributable to DIRECTV	$561	$690

Basic earnings attributable to DIRECTV per common share	$1.10	$1.21
Diluted earnings attributable to DIRECTV per common share	$1.09	$1.20
Weighted average number of total common shares outstanding (in millions):
Basic	511	572
Diluted	515	577

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	March 31, 2014	December 31, 2013
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$3,014	$2,180
Total current assets	6,449	5,953
Total assets	22,520	21,905
Total current liabilities	7,378	6,530
Long-term debt	18,338	18,284
Redeemable noncontrolling interest	—	375
Total stockholders' deficit	(6,512)	(6,544)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended March 31,
	2014	2013
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,227	$1,242
Add: Depreciation and amortization expense	714	678

Operating profit before depreciation and amortization	$1,941	$1,920

Operating profit before depreciation and amortization margin	24.7%	25.3%
Cash flow information
Net cash provided by operating activities	$1,590	$1,536
Net cash used in investing activities	(707)	(818)
Net cash provided by (used in) financing activities	267	(754)
Free cash flow(2)
Net cash provided by operating activities	1,590	1,536
Less: Cash paid for property and equipment	(650)	(748)
Less: Cash paid for satellites	(54)	(78)

Free cash flow	$886	$710

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended March 31, 2014
DIRECTV U.S.	$6,087	77.5%	$1,243	$426	$1,669
Sky Brasil	939	12.0%	148	163	311
PanAmericana and Other	782	10.0%	(174)	122	(52)

DIRECTV Latin America	1,721	22.0%	(26)	285	259
Sports Networks, Eliminations and Other	47	0.5%	10	3	13

Total	$7,855	100.0%	$1,227	$714	$1,941

March 31, 2013
DIRECTV U.S.	$5,790	76.4%	$1,115	$406	$1,521
Sky Brasil	965	12.7%	154	157	311
PanAmericana and Other	763	10.1%	(37)	106	69

DIRECTV Latin America	1,728	22.8%	117	263	380
Sports Networks, Eliminations and Other	62	0.8%	10	9	19

Total	$7,580	100.0%	$1,242	$678	$1,920

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

SUMMARY DATA—(continued)

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we sometimes refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, or RSNs, hold a minority ownership interest in ROOT SPORTS™ Northwest and own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investments in ROOT SPORTS Northwest and GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2014, DIRECTV U.S. had approximately 20.3 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of March 31, 2014, PanAmericana had approximately 6.4 million subscribers, Sky Brasil had approximately 5.5 million subscribers and Sky Mexico had approximately 6.2 million subscribers.

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

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Senior Notes

Three Months Ended March 31, 2014 Financing Transactions

        On March 17, 2014, DIRECTV U.S. issued $1,250 million of senior notes resulting in $1,245 million proceeds, net of original issue discount.

        On March 20, 2014, we exercised our early redemption right under the indenture of the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014

DIRECTV

Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million in the second quarter of 2014 to redeem such Notes.

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

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system, and the resulting exchange rate, are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.7 bolivars per U.S. dollar as of March 31, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 closed at 49.81 bolivars per U.S. dollar as of March 31, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of March 31, 2014, we are remeasuring our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.7 bolivars per U.S. dollar. Until that date, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

DIRECTV

        As of March 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $408 million, including cash of $453 million, based on the SICAD 1 exchange rate of 10.7 bolivars per U.S. dollar. Using the official exchange rate of 6.3 bolivars per U.S. dollar, our Venezuelan subsidiary reported revenues of approximately $261 million and operating profit of approximately $80 million in the first quarter of 2014, excluding the impact of the $281 million Venezuelan devaluation charge. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently expected to be based on the results of periodic SICAD 1 auctions, which would result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, advanced receiver fees (which include HD, DVR and multi-room viewing), pay-per-view programming, and seasonal live sporting events. We also earn revenues from monthly fees we charge subscribers for multiple set-top receivers, monthly fees that we charge subscribers with multiple non-leased set-top receivers (which we refer to as mirroring fees), hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

EXECUTIVE OUTLOOK

        DIRECTV Latin America.    Excluding the Venezuelan devaluation charges recorded in 2013 and 2014 and the Escritório Central de Arrecadação e Distribuição, or ECAD, gain of $70 million in 2013, we now expect revenue to be flat and operating profit before depreciation and amortization to decline in the low-single digit percentage range as compared to 2013. This outlook assumes the SICAD 1 exchange rate of 10.7 as of March 31, 2014 remains constant for the balance of the year.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,087	$5,790	$297	5.1%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,768	2,601	167	6.4%
Subscriber service expenses	359	351	8	2.3%
Broadcast operations expenses	72	81	(9)	(11.1)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	648	629	19	3.0%
Upgrade and retention costs	281	319	(38)	(11.9)%
General and administrative expenses	290	288	2	0.7%
Depreciation and amortization expense	426	406	20	4.9%

Total operating costs and expenses	4,844	4,675	169	3.6%

Operating profit	$1,243	$1,115	$128	11.5%

Operating profit margin	20.4%	19.3%	—	—
Other data:
Operating profit before depreciation and amortization	$1,669	$1,521	$148	9.7%
Operating profit before depreciation and amortization margin	27.4%	26.3%	—	—
Total number of subscribers (in thousands)	20,265	20,105	160	0.8%
ARPU	$100.16	$96.05	$4.11	4.3%
Average monthly subscriber churn %	1.45%	1.45%	—	—%
Gross subscriber additions (in thousands)	891	893	(2)	(0.2)%
Subscriber disconnections (in thousands)	879	872	7	0.8%
Net subscriber additions (in thousands)	12	21	(9)	NM *
Average subscriber acquisition costs—per subscriber (SAC)	$859	$899	$(40)	(4.4)%
Capital expenditures:
Property and equipment	$144	$111	$33	29.7%
Subscriber leased equipment—subscriber acquisitions	117	174	(57)	(32.8)%
Subscriber leased equipment—upgrade and retention	110	111	(1)	NM *
Satellites	11	53	(42)	(79.2)%

Total capital expenditures	$382	$449	$(67)	(14.9)%

*
Percentage not meaningful.

DIRECTV

        Subscribers.    In the first quarter of 2014, net subscriber additions decreased slightly primarily due to a higher number of subscriber disconnections associated with the larger subscriber base compared to the first quarter of 2013. Gross subscriber additions remained relatively flat. Average monthly subscriber churn was unchanged in the first quarter of 2014 as compared to the first quarter of 2013.

        Revenues.    DIRECTV U.S. revenues increased in the first quarter of 2014 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for our new enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased in the first quarter of 2014 as compared to the first quarter of 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs. Upgrade and retention costs decreased primarily due to lower equipment costs used for subscriber upgrades to advanced products. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base.

        Operating profit.    Operating profit and operating profit margin increased in the first quarter of 2014 as compared to the first quarter of 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of March 31,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,721	$1,728	$(7)	(0.4)%
Operating profit before depreciation and amortization(1)	259	380	(121)	(31.8)%
Operating profit before depreciation and amortization margin(1)	15.0%	22.0%	—	—
Operating profit(1)	$(26)	$117	$(143)	(122.2)%
Operating profit margin(1)	(1.5)%	6.8%	—	—
Other data:
ARPU	$48.83	$54.23	$(5.40)	(10.0)%
Average monthly total subscriber churn %(4)	2.13%	1.88%	—	13.3%
Average monthly post-paid subscriber churn %(4)	1.85%	1.74%	—%	6.3%
Total number of subscribers (in thousands)(2)(4)	11,929	10,912	1,018	9.3%
Gross subscriber additions (in thousands)(2)(3)	1,111	1,181	(70)	(5.9)%
Net subscriber additions (in thousands)(2)(3)(4)	361	583	(222)	(38.1)%
Capital expenditures:
Property and equipment	$56	$41	$15	36.6%
Subscriber leased equipment—subscriber acquisitions	128	195	(67)	(34.4)%
Subscriber leased equipment—upgrade and retention	96	116	(20)	(17.2)%
Satellites	38	22	16	72.7%

Total capital expenditures	$318	$374	$(56)	(15.0)%

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

(2)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(3)
Gross and net subscriber additions exclude 1,000 subscribers acquired in transactions in Brazil during the first quarter of 2013.

(4)
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

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Three Months Ended and As of March 31,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$939	$965	$(26)	(2.7)%
Operating profit before depreciation and amortization	311	311	—	—%
Operating profit before depreciation and amortization margin	33.1%	32.2%	—	—
Operating profit	$148	$154	$(6)	(3.9)%
Operating profit margin	15.8%	16.0%	—	—
Other Data:
ARPU	$57.67	$62.56	$(4.89)	(7.8)%
Total number of subscribers (in thousands)(1)	5,480	5,247	234	4.5%
Total capital expenditures	$161	$207	$(46)	(22.2)%

(1)
See Note (4) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In the first quarter of 2014 net subscriber additions decreased as slightly higher gross subscriber additions were more than offset by higher average monthly churn. Gross subscriber additions increased driven by higher demand for advanced products. Total average monthly churn increased primarily due to the curtailment of promotional offers to subscribers, the effect of a higher mix of mass market subscribers along with more challenging economic and competitive conditions in the first quarter of 2014.

        Revenues.    Revenues decreased in the first quarter of 2014 primarily due to a decrease in ARPU, partially offset by subscriber growth. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by a decrease in promotional offers to subscribers and an increase in advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization remained flat in the first quarter of 2014 as compared to the first quarter of 2013.

        Operating profit before depreciation and amortization margin increased in the first quarter of 2014 as compared to the first quarter of 2013 primarily driven by a reduction in promotional offers to subscribers partially offset by higher subscriber service expenses due to customer service initiatives.

        Operating profit.    Operating profit and operating profit margin decreased slightly in the first quarter of 2014 as compared to the first quarter of 2013 due to an increase in depreciation and amortization expense as a result of higher total capitalized subscriber leased equipment and infrastructure capital expenditures, as well as higher subscriber churn.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of March 31,			Change
	2014		2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$782		$763	$19	2.5%
Operating profit (loss) before depreciation and amortization(1)	(52)		69	(121)	(175.4)%
Operating profit before depreciation and amortization margin(1)	NM	*	9.0%	—	—
Operating loss(1)	$(174)		$(37)	$(137)	370.3%
Operating profit margin(1)	NM	*	NM *	—	—
Other Data:
ARPU	$41.23		$46.54	$(5.31)	(11.4)%
Total number of subscribers (in thousands)	6,449		5,665	784	13.8%
Total capital expenditures	$157		$167	$(10)	(6.0)%

*
Not meaningful

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In the first quarter of 2014 net subscriber additions decreased primarily due to lower gross additions resulting primarily from certain limitations on importing set-top receivers for new subscribers in Venezuela, as well as lower subscriber additions in Argentina and Colombia associated with additional sales filters and a more challenging economic and competitive environment. Average monthly total subscriber churn remained relatively unchanged in the first quarter of 2014 as compared to the first quarter of 2013.

        Revenues.    Revenues increased in the first quarter of 2014 primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily driven by currency depreciation in Venezuela and Argentina and a higher penetration of lower ARPU mass market subscribers, partially offset by price increases and an increase in advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization decreased in the first quarter of 2014 as compared to the first quarter of 2013 primarily in Venezuela as a result of the $281 million devaluation charge recorded in the first quarter of 2014 as compared to the $166 million charge resulting from the devaluation of the bolivar fuerte recorded in the first quarter of 2013. Also contributing to the decrease in operating profit before depreciation and amortization were the impact of inflation and the timing of price increases in Venezuela, as well the settlement of a performance rights fee dispute in Argentina.

        Operating profit.    Operating profit decreased in the first quarter of 2014 as compared to the first quarter of 2013 due to a decrease in operating profit before depreciation and amortization, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installations costs.

DIRECTV

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $13 million in the first quarter of 2014 and $22 million in the first quarter of 2013.

        Interest expense.    The increase in interest expense to $232 million in the first quarter of 2014 from $217 million in the first quarter of 2013 was primarily due to the impact of a higher average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
	2014	2013	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$44	$32	$12
Net foreign currency transaction gain	6	6	—
Net gains from sale of investments	9	7	2
Fair-value gain (loss) on non-employee stock options	2	(2)	4
Other	(4)	(5)	1

Total	$57	$38	$19

        Income Tax Expense.    We recognized income tax expense of $496 million for the first quarter of 2014 compared to $387 million for the first quarter of 2013. The effective tax rate for the first quarter of 2014 was 46.6% compared to 35.7% for the first quarter of 2013, primarily due to the unfavorable tax impact of the Venezuela devaluation in the first quarter of 2014, and a benefit recorded for settlements with state taxing authorities in the first quarter of 2013.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2014	2013
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.10	$1.21
Diluted earnings attributable to DIRECTV per common share	$1.09	$1.20
Weighted average number of common shares outstanding:
Basic	511	572
Diluted	515	577

        The decreases in basic and diluted earnings per share were due to lower net income attributable to DIRECTV, partially offset by a reduction in weighted average shares outstanding resulting from our share repurchase program.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit

DIRECTV

facilities. As of March 31, 2014, there were no borrowings outstanding under the revolving credit facilities. DIRECTV U.S. also has a commercial paper program backed by its revolving credit facilities. As of March 31, 2014, we had $195 million of short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

        In March 2013, Sky Brasil entered into a financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2014, Sky Brasil had borrowings of $140 million outstanding under the BNDES facility.

        As of March 31, 2014, our cash and cash equivalents totaled $3,014 million compared to $2,180 million at December 31, 2013. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.87 at March 31, 2014 and 0.91 at December 31, 2013.

Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities increased to $1,590 million for the three months ended March 31, 2014 from $1,536 million for the three months ended March 31, 2013. The increase is primarily a result of an increase in operating profit before depreciation and amortization expense and an increase in working capital related to the timing of prepaid expenses and vendor payables.

Cash Flows Used in Investing Activities

        Net cash flows used in investing activities decreased to $707 million for the three months ended March 31, 2014 from $818 million for the three months ended March 31, 2013. The decrease resulted primarily from lower capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. and DIRECTV Latin America, as well as a decrease in capital expenditures for satellites.

Cash Flows Provided by (Used in) Financing Activities

        Net cash flows provided by financing activities increased to $267 million for the three months ended March 31, 2014 from net cash used in financing activities of $754 million for the three months ended March 31, 2013. The increase is primarily due to a reduction in common shares repurchased and retired, as well as an increase in the net proceeds from long-term debt, partially offset by a decrease in net proceeds from short-term borrowings.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. During the three months ended March 31, 2014, we repurchased and retired 13 million common shares for $925 million, at an average price of $71.53. As of March 31, 2014, we had approximately $3,438 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings.

DIRECTV

Debt

        At March 31, 2014, we had $20,798 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S. and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 3 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2013 Form 10-K.

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

        Senior Notes.    On March 20, 2014, we exercised our early redemption right under the indenture of the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million in the second quarter of 2014 to redeem such Notes.

        At March 31, 2014, DIRECTV U.S.' senior notes had a carrying value of $20,463 million and a weighted-average coupon of 4.50%. The principal amount of our senior notes which have not been redeemed mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $14,071 million in 2019 and thereafter.

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

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2014, we had $195 million of short-term commercial paper outstanding, with a weighted average maturity of 34 days, at a weighted average yield of 0.38%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving

DIRECTV

credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2014, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At March 31, 2014, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Guarantors.    DIRECTV guarantees all of the senior notes then outstanding, jointly and severally with DIRECTV Holdings LLC's material domestic subsidiaries. DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed. The revolving credit facilities and the commercial paper program are also similarly fully guaranteed by DIRECTV.

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

DIRECTV

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2014, Sky Brasil had borrowings of $140 million outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.12% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.26 / $1.00 at March 31, 2014.

        Borrowings under the BNDES facility mature as follows: $48 million in 2014, $64 million in 2015 and $28 million in 2016. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately $185 million based on the exchange rate at the time of purchase.

Contingencies

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the bolivar from the official exchange rate of 4.3 bolivars per U.S. dollar to an official rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system, and the resulting exchange rate, are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.7 bolivars per U.S. dollar as of March 31, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 closed at 49.81 bolivars per U.S. dollar as of March 31, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of March 31, 2014, we are remeasuring our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.7 bolivars per U.S. dollar. Until that date, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

DIRECTV

        As of March 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $408 million, including cash of $453 million, based on the SICAD 1 exchange rate of 10.7 bolivars per U.S. dollar. Using the official exchange rate of 6.3 bolivars per U.S. dollar, our Venezuelan subsidiary reported revenues of approximately $261 million and operating profit of approximately $80 million in the first quarter of 2014, excluding the impact of the $281 million Venezuelan devaluation charge. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently expected to be based on the results of periodic SICAD 1 auctions, which would result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

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

DIRECTV

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2014, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2013. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $420 million as of March 31, 2014. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$31,734	$1,624	$5,190	$3,455	$21,465
Purchase obligations(b)	4,698	1,666	1,777	550	705
Operating lease obligations(c)	950	76	188	175	511
Capital lease obligations(d)	1,395	75	284	263	773

Total	$38,777	$3,441	$7,439	$4,443	$23,454

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2014, however, the obligations do not reflect potential prepayments required under indentures.

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

DIRECTV

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2014. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2014 or subsequent thereto, but before the filing of the report, are summarized below:

        International Trade Commission Proceedings.    On April 17, 2014, ViXS Systems, Inc. submitted to the International Trade Commission a request to commence an investigation pursuant to Section 337 of the Tariff Act. The request alleges that certain patents owned by ViXS Systems, Inc. are infringed by components supplied by Entropic Communications, Inc., or by devices that contain those components. Among those accused devices are satellite receivers and other devices for use in systems for receiving the DIRECTV service. DIRECTV LLC, along with Entropic Communications, Inc. and certain companies alleged to be manufacturers of devices for DIRECTV, are identified as respondents. The request seeks an order excluding the accused devices from entry into the United States, and a cease and desist order prohibiting unlawful importation and/or sale of the accused devices after importation. Also on April 17, 2014, ViXS Systems Inc. filed in United States District Court a companion lawsuit alleging infringement of the same patents by the same products of the respondents named in the action before the ITC. The lawsuit seeks an injunction and monetary damages. DIRECTV is in the process of evaluating the claims made in these actions and intends to defend them vigorously.

        Intellectual Property Litigation.    We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. Further, in certain of these cases, suppliers of equipment to DIRECTV are also defendants, and DIRECTV has contractual obligations to indemnify and hold harmless those suppliers in those cases. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. We have determined the likelihood of a material liability in such matters is remote or have made appropriate accruals and the final disposition of these claims is not expected to have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

DIRECTV

        (b)   The following previously reported legal proceeding was terminated during the first quarter ended March 31, 2014:

        SAGAI.    As previously reported, Sociedad Argentina de Gestion de Actores Interpretes ("SAGAI"), had outstanding claims against DIRECTV in Argentina. In the first quarter, DIRECTV Argentina entered into an agreement with SAGAI whereby DIRECTV agreed to settle all claims for the periods up to December 31, 2013 and agreed on a rate to be paid going forward.

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors terminated the remaining balance available under the previous authorizations and approved a new authorization for up to $3.5 billion for repurchases of our common stock. As of March 31, 2014, we had approximately $3,438 million remaining under this authorization. The authorization allows us to repurchase our common stock from time to time through open market purchases and negotiated transactions, or otherwise. The timing, nature and amount of such transactions will depend on a variety of factors, including market conditions, and the program may be suspended, discontinued or accelerated at any time. The sources of funds for the purchases under the remaining authorizations are our existing cash on hand, cash from operations and potential additional borrowings. Purchases are made in the open market, through block trades and other negotiated transactions. Repurchased shares are retired, but remain authorized for registration and issuance in the future.

        A summary of the repurchase activity for the three months ended March 31, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
January 1-31, 2014	9	$70.10	9	$237
February 1-28, 2014	2	72.40	2	3,598
March 1-31, 2014	2	76.86	2	3,438

Total	13	71.53	13	3,438

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
4.1	Fifth Supplemental Indenture dated as of March 20, 2014, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed March 20, 2014 (SEC File No.1-34554))
4.2	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.1)
††10.1
Form of 2014 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No.1-34554) (the "February 2014 8-K"))
††10.2	Form of 2014 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.2 to the February 2014 8-K (SEC File No.1-34554))
††10.3	Summary Terms and Conditions for the 2014-2016 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the February 2014 8-K (SEC File No.1-34554))
††10.4	Summary Terms and Conditions for the 2014 Elected Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.4 to the February 2014 8-K (SEC File No.1-34554))
††10.5	Summary Terms and Conditions for the 2014 Stock Options Grant (incorporated by reference to Exhibit 10.5 to the February 2014 8-K (SEC File No.1-34554))
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

††
Management contract or compensatory plan or arrangement.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: May 12, 2014	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document