Form 10-K/A
period 2013-12-31
DIRECTV
filed 2014-06-30
CIK 1465112

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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2013, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $34,022,895,210.

          As of February 13, 2014, the registrant had outstanding 509,472,638 shares of common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Notice of Annual Meeting of Stockholders and Proxy Statement for Annual Meeting of Stockholders held on April 29, 2014	Part I, Item 4 Part III, Items 10 through 14

Page No.
Part I
Item 1. Business	2
Item 1A. Risk Factors	22
Item 1B. Unresolved Staff Comments	32
Item 2. Properties	32
Item 3. Legal Proceedings	32
Item 4. Mine Safety Disclosures	32
Part II
Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6. Selected Financial Data	34
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations	35
Item 7A. Quantitative and Qualitative Disclosures About Market Risk	59
Item 8. Financial Statements and Supplementary Data	61
Report of Independent Registered Public Accounting Firm	61
Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011	62
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011	63
Consolidated Balance Sheets for the Years Ended December 31, 2013 and 2012	64
Consolidated Statements of Changes in Stockholders' Deficit and Redeemable Noncontrolling Interest for the Years Ended December 31, 2013, 2012 and 2011	65
Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011	66
Notes to the Consolidated Financial Statements	68
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	121
Item 9A. Controls and Procedures	121
Item 9B. Other Information	123
Part III
Item 10. Directors, Executive Officers and Corporate Governance	123
Item 11. Executive Compensation	123
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	123
Item 13. Certain Relationships and Related Transactions, and Director Independence	123
Item 14. Principal Accounting Fees and Services	123
Part IV
Item 15. Exhibits, Financial Statement Schedules	123
Signatures	130

DIRECTV

EXPLANATORY NOTE

        This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending Item 8 of Part II of the Annual Report on Form 10-K for the year ended December 31, 2013 of DIRECTV to correct certain of the condensed consolidating financial statements presented for 2013, 2012 and 2011. These condensed consolidating financial statements are included in Note 23 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this amended Annual Report.

        There was no impact to our consolidated results of operations, balance sheet or cash flows as a result of these changes. More current information with respect to the Company is contained within the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, and other filings with the Securities and Exchange Commission.

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

        Any forward-looking statement made by us in this Annual Report on Form 10-K/A speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

  •
  Improving Service Quality and Workforce Engagement.  We believe it is strategically important to have a system for discovering improvement opportunities in products, policies and procedures. At our cross-functional learning lab we have a dedicated team focused on generating and testing ideas that could create more satisfaction for our customers through all service interactions including the initial sale and installation as well as any subsequent communications, service or upgrade transactions. We are testing and refining solutions for customers that heighten the focus on resolving problems the first time they contact us, minimizing hand-offs, valuing the customer's time and providing in-home education on our products and services. In addition, we're improving customer interactions through behavioral-based customer experience training as well as implementing a lean-based continuous improvement system across our frontline sales, customer care and field services teams. In 2014, we will continue to empower our front line employees to identify new ways to improve customers' satisfaction while simultaneously improving productivity by reducing service calls.

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

DIRECTV

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

  •
  Enhance Whole-Home DVR and Time-Shifting Capabilities.  We believe that many consumers are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. For this reason, in 2013 we raised the bar on the entertainment experience with the next generation DIRECTV Genie, a premium HD whole-home DVR service with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously without any conflicts. This advanced set-top receiver is our fastest HD-DVR to date and includes sophisticated, intuitive search and discovery functionality which also recommends personalized programming available to watch instantly as well as the ability to customize favorite sports teams. In addition, the DIRECTV Genie is a server with the ability to allow multiple screens within the home to connect to one central set-top receiver enabling the television viewer to watch live or recorded programs on up to eight televisions in the home without the need for an additional DVR receiver at each location. Utilizing RVU technology, now known as DIRECTV Ready, we have entered the "Bring Your Own Device" era, as consumers can now connect various Smart TVs that are RVU capable to the DIRECTV Genie without the need for a set-top receiver. In the future, we expect to further evolve the DIRECTV Genie and develop a hybrid gateway that broadly supports the vast ecosystem of Internet enabled devices in consumers' homes. The DIRECTV Genie will also enable an entertainment experience that includes four times the viewing resolution of HD on a 4K television with UHD content.

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

DIRECTV

    •
    Expand DIRECTV Everywhere capabilities.  Enhancing the accessibility of subscription TV content on any device inside and outside of the home is strategically important because it augments our customers' video experiences while meeting their desire to view quality content when and where they want it most. DIRECTV Everywhere offers our customers video streaming capabilities of authorized content, as well as the ability to search and record all of their favorite shows whenever they are connected to the Internet. Today, customers with premium subscriptions have the ability to stream content through directv.com as well as through offerings such as HBO GO®, MAX GO®, Showtime Anytime®, Starz Play® and Encore Play™. Subscribers can also access pay-per-view and VOD programming through their laptop, tablet, smartphone or computer. In 2013, we introduced GenieGo which enables subscribers with an HD-DVR and broadband connection to download and watch recorded shows on up to five different devices as well as remotely stream recorded content to an Internet enabled device over any Wi-Fi network. During 2013, we also implemented dynamic ad insertion for streamed On Demand content. In 2014, we expect to facilitate dynamic ad insertion among live content as well as viewership measurement capabilities to further enable monetization and secure a larger programming selection to expand video streaming content offerings across multiple screens and applications. We also expect to further optimize our DIRECTV Everywhere offerings with enhancements to the second screen experience, such as increased functionality, personalization, social integration and commerce capabilities. In the future, we plan to leverage our DIRECTV Everywhere platform to offer new viewing experiences, such as Over The Top, or OTT, and Subscription Video On Demand, or SVOD, service offerings.

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

DIRECTV

      •
      Maximize Ancillary and Non-Residential Revenues.  We believe we have an opportunity to drive top line growth through ancillary and non-residential revenue opportunities, including DIRECTV CINEMA, addressable and local advertising, the commercial market, home security, subscription video on demand, and an OTT platform. In 2014, we expect to continue generating incremental VOD revenues by "pushing" top-rated movies, including many available on the same day of the DVD release, onto customers DVRs for instant viewing and by expanding the video library of our enhanced movie service called DIRECTV CINEMA. We are also looking to significantly increase our advertising revenues over the coming years through addressable advertising which is a new technology that provides us the capability to download ads onto individual DVRs enabling advertisers to target individual customer homes within a local region as well as those homes that meet specific criteria that would be considered optimal for placement of a campaign spot. In addition, we believe commercial establishments represent another incremental revenue opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we have recently developed a new low cost solution that will enable us to mass distribute HD channels to hundreds of hotel rooms as well as a technology that is compatible with the loop through wiring that exists in approximately 60% of the hotels in the nation. These actions along with strategic partnerships we currently have in place should present us with further opportunities for growth. In addition, we expect to introduce new features, applications and package enhancements that will provide an integrated residential television experience for our hotel customers to offer to their patrons. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets by developing an integrated bundling solution, as well as from improved management, targeting, customer service, billing, pricing and packaging. In addition, based on low market penetration rates, we believe home security represents another growth opportunity for DIRECTV. By leveraging our brand, national footprint, sales and marketing expertise we expect to significantly increase our home security revenues over the coming years. In the future, we also expect to leverage our hybrid satellite and cloud infrastructure to extend the DIRECTV viewing experience with new services, such as SVOD and OTT product offers. These compelling viewing experiences are expected to present us with further opportunities for growth.

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

DIRECTV

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

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. We now directly employ over 4,000 technicians. We also utilize an additional 10,000 technicians from four major outsourced companies who have assigned territories and a number of smaller contractors around the United States. The combined workforce completed approximately 91% of all in-home visits in 2013. We set

DIRECTV

quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

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

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2013, it had the capability to serve approximately 18.6 million homes. In addition, as of year-end 2013, AT&T had deployed fiber optic lines with the capability to serve approximately 30 million homes with plans to extend their fiber optic line capability to serve 33 million homes by year end 2015. In 2009, CenturyLink introduced an Internet Protocol Television, or IPTV, service, which has since been rebranded as PRISM. As of year-end 2013, Verizon had approximately 5.3 million video subscribers, AT&T had approximately 5.3 million video subscribers, and PRISM had approximately 150 thousand video subscribers, collectively representing approximately 10% of MVPD subscribers. Similar to the cable companies, the telcos offer their customers multiple services at a discount on one bill.

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

DIRECTV

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

DIRECTV

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

        To subscribe to the DIRECTV or SKY service, customers sign up for our video service directly through us or our regional retailers, or independent satellite television retailers or dealers. We tailor our offers and products to profitably provide our service to various customer segments across the region that have the need and desire for our brand and service. We offer post-paid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. The receiving equipment consists of a small receiving satellite dish antenna, one or more digital set-top receivers, which are typically leased to the subscriber, and remote controls. In addition, we offer pre-paid service for customers that desire payment and commitment flexibility. These customers may purchase a standard-definition receiver and antenna and pre-pay their DIRECTV service through one or more means, such as the purchase of a rechargeable card that they can acquire at a retailer or local kiosk. The video service will automatically disconnect once the credit on the card runs out.

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

DIRECTV

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

Business Strategy

        Our vision is to provide customers across Latin America with the best video experience by leveraging DIRECTV Latin America's key strengths while continuing to distinguish our service from our competitors by offering subscribers unique, differentiated and compelling programming through leadership in content, technology, customer service and targeted marketing strategies. Our strategy involves (1) profitably expanding our leadership position across all demographic segments, (2) enhancing productivity and effectively managing costs and (3) leveraging our brand and customer base to introduce complementary services.

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

DIRECTV

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

    •
    Increase DVR Penetration.  We believe that consumers at the higher end of the market are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. Therefore in 2013, we obtained high-quality DVRs that are more functional and less costly than those of our competitors to distinguish our service from the competition. In addition, we introduced a Whole Home DVR service which allows consumers to view and control content from one DVR to other rooms in the house with the appropriate equipment. In most countries in which we operate, our competitors either do not offer DVRs or make them available on terms that have significantly limited their penetration. In 2014, we plan to expand our time and place shifting capabilities in Latin America with new products and services by continuing to leverage the product roadmap at DIRECTV U.S. For example, we plan on reinforcing our product leadership at the higher end of the market in PanAmericana by introducing a premium high definition whole-home digital video recorder that allows consumers to record five simultaneous programs. We also have plans to extend our building block set top receiver architecture for the more value conscious consumer to retrieve content that was broadcast at a previous time. As of December 31, 2013, approximately 31% of our subscribers had advanced products.

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

DIRECTV

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

  •
  Offer Fixed Wireless Broadband.  Based on low fixed Internet household penetration rates and generally weak wireline coverage across the region, we believe the market opportunity for broadband growth in Latin America is significant. We also anticipate that connecting customers to our broadband service is strategically important because we expect it will minimize churn and attract new pay-TV subscribers. Therefore, we are focused on selectively pursuing opportunities to acquire spectrum and expand a technologically robust and profitable fixed wireless broadband service in areas where our existing subscriber base has a weak competitive wireline offering or access to broadband is limited. We currently have spectrum holdings that cover 43 million households across Argentina, Brazil, Colombia and Peru. We plan to provide fixed wireless service that passes more than five million homes in these countries by year end 2014. Our success based deployment strategies include a fourth generation product offering with speeds of 2 to 4 Mbps as well as using a combination of technologies to deploy broadband to clusters of apartment buildings. We believe fixed wireless service offers benefits to our core business through an increase in pay-TV sales, an improvement in customer satisfaction from bundled subscribers as well as lower monthly churn.

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

DIRECTV

        Customer Service Centers.    We typically have customer service centers in each of the countries where we operate. In addition, we operate two pan-regional centers located in Colombia that provide primary and backup customer service support to most of the PanAmericana region.

Competition

        The pay television and other emerging broadband, video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, which distribute their programming by cable, satellite, terrestrial microwave systems, traditional over-the-air broadcasting and increasingly the Internet. In addition, in certain markets we face significant competition from illegal pay television operations. We compete primarily on the basis of programming selection, price, technology and service.

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

ACCESS TO COMPANY REPORTS

        Our website address is www.directv.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished, if any, pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. We are not incorporating by reference in this Annual Report on Form 10-K/A any information on our website.

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

        Any forward looking statement made by us in this Annual Report on Form 10-K/A speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may occur and it is not possible for us to predict them all. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

        Revenue growth at DIRECTV U.S. has been generated by an increase in ARPU and growth of our subscriber base. In 2014, we expect revenue to increase in the mid-single digit percentage range driven primarily by ARPU growth. We also expect positive net subscriber additions in 2014.

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

DIRECTV

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

        Senior Notes.    At December 31, 2013, DIRECTV U.S.' senior notes had a carrying value of $19,203 million and a weighted-average coupon rate of 4.5%. The principal amount of our senior notes mature as follows: $1,000 million in 2014, $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $12,808 million thereafter.

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

DIRECTV

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

DIRECTV

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

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 21, 2014 (June 27, 2014 for the corrections described in Note 23)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Goodwill and Intangible Assets

        Goodwill and intangible assets with indefinite lives are carried at historical cost and are subject to write-down, as needed, based upon an impairment analysis that we must perform at least annually, or sooner if an event occurs or circumstances change that would more likely than not result in an impairment loss. We perform our annual impairment analysis in the fourth quarter of each year. We use estimates of fair value to determine the amount of impairment, if any, of goodwill and intangible assets with indefinite lives. The goodwill evaluation requires the estimation of the fair value of reporting units where we record goodwill. We determine fair values primarily using estimated cash flows discounted at a rate commensurate with the risk involved, when appropriate. If an impairment loss results from the annual impairment test, we would record the loss as a pre-tax charge to operating income.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Senior Notes

        The following table sets forth our outstanding senior notes balance as of December 31:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premiums
	2013	2013	2012
	(Dollars in Millions)
4.750% senior notes due in 2014	$1,000	$1,000	$999
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,498
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	744	—
5.875% senior notes due in 2019	1,000	996	995
5.200% senior notes due in 2020	1,300	1,299	1,298
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021	1,500	1,495	1,495
3.800% senior notes due in 2022	1,500	1,499	1,499
2.750% senior notes due in 2023 (1)	687	684	—
4.375% senior notes due in 2029 (1)	1,242	1,229	1,206
5.200% senior notes due in 2033 (1)	579	577	—
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,234
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,258	$19,203	$17,170

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Note 11: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We record derivative financial instruments in the Consolidated Balance Sheets as either assets or liabilities at fair value. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis. We measured no ineffectiveness for the years ended December 31, 2013 and December 31, 2012.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Note 17: Share-Based Compensation

        Under the DIRECTV 2010 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV stockholders on June 3, 2010, and as amended by the Compensation Committee of the Board of Directors on December 24, 2013, shares, rights or options to acquire up to 40 million shares of common stock plus (i) the number of shares that are subject to available and outstanding awards as of December 19, 2013, referred to as Outstanding Award Shares, plus (ii) the number of shares of common stock constituting outstanding award shares but which, after

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

December 19, 2013, are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 2, 2020, subject to the approval of the Compensation Committee of our Board of Directors. Under the DIRECTV Plan, we issue new shares of our common stock when restricted stock units are distributed and when stock options are exercised.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 23: Condensed Consolidating Financial Statements

        As discussed above in Note 10, on November 14, 2011, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the "Co-issuers."

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. Also, restricted net assets of our Venezuelan subsidiary, which is included within Non-Guarantor subsidiaries, exceeded 25% of total consolidated net assets and as such, the required condensed parent company information is included as part of the condensed consolidating financial statements below. For additional information regarding the Venezuelan restricted net assets see Note 21. For the periods prior to November 14, 2011, the condensed consolidating financial statements have been prepared as if the guarantee had been in place during that period.

        These condensed consolidating financial statements present the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011, and the condensed consolidating balance sheets as of December 31, 2013 and December 31, 2012.

        The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect 100% owned subsidiaries, DIRECTV Holdings LLC and DIRECTV Financing Co., Inc. and each of DIRECTV Holdings LLC's material subsidiaries (other than DIRECTV Financing Co., Inc.), or the Guarantor Subsidiaries, as well as other subsidiaries who are not guarantors of the senior notes, or the Non-Guarantor Subsidiaries, and the eliminations necessary to present DIRECTV's financial statements on a consolidated basis. The Non-Guarantor Subsidiaries consist primarily of DIRECTV's DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN and its subsidiaries which are comprised primarily of two regional sports networks. In addition, the Non-Guarantor Subsidiaries include the entity that is the parent of DIRECTV Holdings.

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

        Subsequent to the issuance of our Form 10-K for the year ended December 31, 2013, management identified certain corrections that were needed in the presentation of the condensed consolidating financial statements and related eliminations. These corrections only impact the condensed consolidating financial statements and do not affect our consolidated results of operations, balance sheets or cash flows. Management believes these changes are not material.

        In the Condensed Consolidating Statement of Operations, we now present the equity earnings of DIRECTV Holdings, which is a subsidiary of DIRECTV Group, an entity included in Non-Guarantor Subsidiaries, in "Equity in income of consolidated subsidiaries" for the Non-Guarantor Subsidiaries. We also recorded an adjustment to the tax allocation from the Guarantor Subsidiaries to the Parent Guarantor, the Co-Issuers and the Non-Guarantor Subsidiaries for the year ended December 31, 2013.

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Operations for each of the years ended December 31, 2013, 2012 and 2011:

Parent Guarantor for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$2,906	$(6)	$2,900
Income before income tax	$2,844	$(6)	$2,838
Income tax benefit	$15	$6	$21
Net income	$2,859	$—	$2,859
Net income attributable to DIRECTV	$2,859	$—	$2,859

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Co-Issuers for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$3,374	$(494)	$2,880
Income before income tax	$2,550	$(494)	$2,056
Income tax benefit	$202	$91	$293
Net income	$2,752	$(403)	$2,349
Net income attributable to DIRECTV	$2,752	$(403)	$2,349
Guarantor Subsidiaries for the year ended December 31, 2013
Income tax expense	$(1,098)	$(494)	$(1,592)
Net income	$3,374	$(494)	$2,880
Net income attributable to DIRECTV	$3,374	$(494)	$2,880
Non-Guarantor Subsidiaries for the year ended December 31, 2013
Equity in income of consolidated subsidiaries	$—	$2,349	$2,349
Income before income tax	$902	$2,349	$3,251
Income tax expense	$(722)	$397	$(325)
Net income	$180	$2,746	$2,926
Net income attributable to DIRECTV	$154	$2,746	$2,900
Non-Guarantor Subsidiaries for the year ended December 31, 2012
Equity in income of consolidated subsidiaries	$—	$2,286	$2,286
Income before income taxes	$1,143	$2,286	$3,429
Net income	$722	$2,286	$3,008
Net income attributable to DIRECTV	$694	$2,286	$2,980
Non-Guarantor Subsidiaries for the year ended December 31, 2011
Equity in income of consolidated subsidiaries	$—	$1,925	$1,925
Income before income taxes	$958	$1,925	$2,883
Net income	$724	$1,925	$2,649
Net income attributable to DIRECTV	$697	$1,925	$2,622

        In the Condensed Consolidating Statement of Comprehensive Income, we changed our presentation such that the comprehensive income of a subsidiary is included in the comprehensive income of its parent. Comprehensive income is also impacted by the adjustments to net income noted above.

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Comprehensive Income for each of the years ended December 31, 2013, 2012 and 2011:

Parent Guarantor for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Cash flow hedges:
Unrealized gains arising during the period	$—	$80	$80
Reclassification adjustments included in net income	$—	$(49)	$(49)
Foreign currency translation adjustments	$—	$(167)	$(167)
Reclassification adjustment for net losses on securities recognized during the period	$—	$1	$1
Other comprehensive income (loss)	$61	$(135)	$(74)
Comprehensive income	$2,920	$(135)	$2,785
Comprehensive income attributable to DIRECTV	$2,920	$(135)	$2,785
Parent Guarantor for the year ended December 31, 2012
Cash flow hedges:
Unrealized losses arising during the period	$—	$(10)	$(10)
Reclassification adjustments included in net income	$—	$(7)	$(7)
Foreign currency translation adjustments	$—	$(17)	$(17)
Unrealized holding losses on securities	$—	$(4)	$(4)
Other comprehensive loss	$(33)	$(38)	$(71)
Comprehensive income	$2,916	$(38)	$2,878
Comprehensive income attributable to DIRECTV	$2,916	$(38)	$2,878
Parent Guarantor for the year ended December 31, 2011
Foreign currency translation adjustments	$—	$(84)	$(84)
Unrealized holding losses on securities	$—	$(6)	$(6)
Other comprehensive loss	$(29)	$(90)	$(119)
Comprehensive income	$2,580	$(90)	$2,490
Comprehensive income attributable to DIRECTV	$2,580	$(90)	$2,490

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Co-Issuers for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net income	$2,752	$(403)	$2,349
Comprehensive income	$2,783	$(403)	$2,380
Comprehensive income attributable to DIRECTV	$2,783	$(403)	$2,380
Guarantor Subsidiaries for the year ended December 31, 2013
Net income	$3,374	$(494)	$2,880
Comprehensive income	$3,374	$(494)	$2,880
Comprehensive income attributable to DIRECTV	$3,374	$(494)	$2,880
Non-Guarantor Subsidiaries for the year ended December 31, 2013
Net income	$180	$2,746	$2,926
Cash flow hedges:
Unrealized gains arising during the period	$—	$80	$80
Reclassification adjustments included in net income	$—	$(49)	$(49)
Other comprehensive loss	$(172)	$31	$(141)
Comprehensive income	$8	$2,777	$2,785
Comprehensive income (loss) attributable to DIRECTV	$(12)	$2,777	$2,765
Non-Guarantor Subsidiaries for the year ended December 31, 2012
Net income	$722	$2,286	$3,008
Cash flow hedges:
Unrealized losses arising during the period	$—	$(10)	$(10)
Reclassification adjustments included in net income	$—	$(7)	$(7)
Other comprehensive loss	$(36)	$(17)	$(53)
Comprehensive income	$686	$2,269	$2,955
Comprehensive income attributable to DIRECTV	$673	$2,269	$2,942
Non-Guarantor Subsidiaries for the year ended December 31, 2011
Net income	$724	$1,925	$2,649
Comprehensive income	$624	$1,925	$2,549
Comprehensive income attributable to DIRECTV	$607	$1,925	$2,532

        In the Condensed Consolidating Balance Sheets, with respect to the Non-Guarantor Subsidiaries, we previously presented some of the investments of the parent entity, which is a Non-Guarantor Subsidiary, that owns DIRECTV Latin America Holdings, Inc., DIRECTV Sports Networks LLC and other subsidiaries in "Investment in subsidiaries" with the corresponding equity of those subsidiaries in "Stockholders' equity (deficit)." We also previously recorded the elimination of those amounts in the Eliminations column. We now present the elimination of these investment amounts, including the elimination of all intercompany receivables and payables within the Non-Guarantor Subsidiaries column. We also reclassified amounts for the Non-Guarantor subsidiaries from "Common stock and additional paid-in-capital" to "Retained earnings (accumulated deficit)" in the Condensed Consolidating Balance Sheets to correctly classify dividends paid to the Parent Guarantor.

        We recorded an adjustment to include the impact of prior year tax allocations in the Condensed Consolidating Balance Sheets. The balances as of December 31, 2013 were also impacted by the adjustment to the tax allocation as discussed above, which resulted in adjustments to "Total current assets" and "Total current liabilities" with related entries to "Investment in subsidiaries" and "Stockholders' equity (deficit)" in the Condensed Consolidating Balance Sheet for the Parent Guarantor, Co-Issuers, Guarantor Subsidiaries and Non-Guarantor Subsidiaries.

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Balance Sheets as of December 31, 2013 and 2012:

Parent Guarantor as of December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Total current assets	$1,521	$(542)	$979
Intercompany receivables	$4,750	$49	$4,799
Investment in subsidiaries	$(10,124)	$(53)	$(10,177)
Total assets	$(3,761)	$(546)	$(4,307)
Total current liabilities	$941	$(493)	$448
Intercompany liabilities	$1,443	$(53)	$1,390
Total liabilities and stockholders' deficit	$(3,761)	$(546)	$(4,307)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Parent Guarantor as of December 31, 2012	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Total current assets	$883	$(24)	$859
Intercompany receivables	$4,382	$197	$4,579
Investment in subsidiaries	$(8,687)	$(123)	$(8,810)
Total assets	$(3,242)	$50	$(3,192)
Intercompany liabilities	$1,401	$50	$1,451
Total liabilities and stockholders' deficit	$(3,242)	$50	$(3,192)
Co-Issuers as of December 31, 2013
Investment in subsidiaries	$18,303	$(491)	$17,812
Total assets	$29,274	$(491)	$28,783
Total current liabilities	$1,567	$(89)	$1,478
Intercompany liabilities	$20,985	$34	$21,019
Accumulated deficit	$(11,850)	$(436)	$(12,286)
Total stockholders' deficit	$(11,811)	$(436)	$(12,247)
Total liabilities and stockholders' equity	$29,274	$(491)	$28,783
Co-Issuers as of December 31, 2012
Total current assets	$884	$(18)	$866
Intercompany receivables	$6,152	$3	$6,155
Investment in subsidiaries	$15,001	$(197)	$14,804
Total assets	$23,956	$(212)	$23,744
Total current liabilities	$646	$(18)	$628
Accumulated deficit	$(10,341)	$(194)	$(10,535)
Total stockholders' deficit	$(10,346)	$(194)	$(10,540)
Total liabilities and stockholders' equity	$23,956	$(212)	$23,744
Guarantor Subsidiaries as of December 31, 2013
Total current assets	$3,071	$(494)	$2,577
Intercompany receivables	$20,985	$3	$20,988
Total assets	$31,841	$(491)	$31,350
Retained earnings	$13,373	$(491)	$12,882
Total stockholders' equity	$18,303	$(491)	$17,812
Total liabilities and stockholders' equity	$31,841	$(491)	$31,350
Guarantor Subsidiaries as of December 31, 2012
Intercompany liabilities	$6,152	$197	$6,349
Retained earnings	$10,199	$(197)	$10,002
Total stockholders' equity	$15,001	$(197)	$14,804

Non-Guarantor Subsidiaries as of December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Total current assets	$2,571	$(796)	$1,775
Intercompany receivables	$4,204	$(2,818)	$1,386
Investment in subsidiaries	$(12,221)	$(26)	$(12,247)
Total assets	$733	$(3,640)	$(2,907)
Total current liabilities	$2,553	$(1,250)	$1,303
Intercompany liabilities	$7,511	$(2,747)	$4,764
Capital stock and additional paid-in capital	$(8,936)	$12,607	$3,671
Accumulated deficit	$(1,356)	$(12,264)	$(13,620)
Accumulated other comprehensive loss	$(242)	$14	$(228)
Total stockholders' deficit	$(10,534)	$357	$(10,177)
Total liabilities and stockholders' equity (deficit)	$733	$(3,640)	$(2,907)
Non-Guarantor Subsidiaries as of December 31, 2012
Total current assets	$2,039	$(502)	$1,537
Intercompany receivables	$3,703	$(2,255)	$1,448
Investment in subsidiaries	$(10,915)	$375	$(10,540)
Total assets	$696	$(2,382)	$(1,686)
Total current liabilities	$2,025	$(526)	$1,499
Intercompany liabilities	$6,684	$(2,302)	$4,382
Capital stock and additional paid-in capital	$(6,632)	$10,322	$3,690
Accumulated deficit	$(2,560)	$(9,858)	$(12,418)
Accumulated other comprehensive loss	$(64)	$(18)	$(82)
Total stockholders' deficit	$(9,256)	$446	$(8,810)
Total liabilities and stockholders' equity (deficit)	$696	$(2,382)	$(1,686)

        In the Condensed Consolidating Statement of Cash Flows, we present changes in receivable balances of affiliates as investing activities and changes in payable balances of affiliates as financing activities because these changes are a result of a subsidiary's deposit in or withdrawal from its parent's cash account under a centralized cash management arrangement. We previously presented all changes from receivable and payable balances of affiliates as operating or financing activities.

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Consolidating Statement of Cash Flows for each of the years ended December 31, 2013, 2012 and 2011:

Parent Guarantor for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$1,592	$708	$2,300
Cash flows from investing activities
Proceeds from sale of investments	$234	$(234)	$—
Intercompany funding	$—	$(248)	$(248)
Net cash provided by investing activities	$2,131	$(482)	$1,649
Cash flows from financing activities
Taxes paid in lieu of shares issued for share-based compensation	$—	$(61)	$(61)
Excess tax benefit from share-based compensation	$—	$24	$24
Intercompany payments	$367	$(189)	$178
Net cash used in financing activities	$(3,633)	$(226)	$(3,859)
Parent Guarantor for the year ended December 31, 2012
Net cash provided by operating activities	$1,728	$327	$2,055
Cash flows from investing activities
Intercompany funding	$—	$(369)	$(369)
Net cash provided by investing activities	$3,775	$(369)	$3,406
Cash flows from financing activities
Taxes paid in lieu of shares issued for share-based compensation	$—	$(61)	$(61)
Excess tax benefit from share-based compensation	$—	$30	$30
Intercompany payments (funding)	$(52)	$73	$21
Net cash used in financing activities	$(5,224)	$42	$(5,182)

Parent Guarantor for the year ended December 31, 2011	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$1,831	$(18)	$1,813
Cash flows from investing activities
Cash paid for satellites	$(1)	$1	$—
Intercompany funding	$—	$(223)	$(223)
Net cash provided by investing activities	$3,486	$(222)	$3,264
Cash flows from financing activities
Taxes paid in lieu of shares issued for share-based compensation	$(5)	$(53)	$(58)
Excess tax benefit from share-based compensation	$—	$25	$25
Intercompany payments (funding)	$(134)	$268	$134
Net cash used in financing activities	$(5,635)	$240	$(5,395)
Co-Issuers for the year ended December 31, 2013
Net cash provided by (used in) operating activities	$2,476	$(4,378)	$(1,902)
Cash flows from investing activities
Intercompany funding	$—	$(1,157)	$(1,157)
Net cash used in investing activities	$—	$(1,157)	$(1,157)
Cash flows from financing activities
Intercompany payments	$—	$5,535	$5,535
Net cash provided by (used in) financing activities	$(2,413)	$5,535	$3,122
Co-Issuers for the year ended December 31, 2012
Net cash provided by (used in) operating activities	$2,388	$(4,208)	$(1,820)
Cash flows from investing activities
Intercompany funding	$—	$(917)	$(917)
Net cash used in investing activities	$—	$(917)	$(917)
Cash flows from financing activities
Intercompany payments	$—	$5,125	$5,125
Net cash provided by (used in) financing activities	$(1,888)	$5,125	$3,237
Co-Issuers for the year ended December 31, 2011
Net cash provided by operating activities	$1,835	$(1,556)	$279
Cash flows from investing activities
Intercompany funding	$—	$(1,221)	$(1,221)
Net cash used in investing activities	$—	$(1,221)	$(1,221)
Cash flows from financing activities
Intercompany payments	$—	$2,777	$2,777
Net cash provided by (used in) financing activities	$(2,290)	$2,777	$487

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Guarantor Subsidiaries for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$2,211	$4,314	$6,525
Cash flows from investing activities
Intercompany funding	$—	$(5,537)	$(5,537)
Net cash used in investing activities	$(2,158)	$(5,537)	$(7,695)
Cash flows from financing activities
Intercompany payments (funding)	$(3)	$1,223	$1,220
Net cash provided by (used in) financing activities	$(58)	$1,223	$1,165
Guarantor Subsidiaries for the year ended December 31, 2012
Net cash provided by operating activities	$1,766	$4,181	$5,947
Cash flows from investing activities
Intercompany funding	$—	$(5,118)	$(5,118)
Net cash used in investing activities	$(1,724)	$(5,118)	$(6,842)
Cash flows from financing activities
Intercompany payments	$13	$937	$950
Net cash provided by (used in) financing activities	$(35)	$937	$902
Guarantor Subsidiaries for the year ended December 31, 2011
Net cash provided by operating activities	$1,745	$1,528	$3,273
Cash flows from investing activities
Intercompany funding	$—	$(2,785)	$(2,785)
Net cash used in investing activities	$(1,691)	$(2,785)	$(4,476)
Cash flows from financing activities
Intercompany payments	$20	$1,257	$1,277
Net cash provided by (used in) financing activities	$(54)	$1,257	$1,203

Non-Guarantor Subsidiaries for the year ended December 31, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$2,418	$(607)	$1,811
Cash flows from investing activities
Proceeds from sale of investments	$11	$234	$245
Intercompany funding	$—	$(188)	$(188)
Net cash used in investing activities	$(1,829)	$46	$(1,783)
Cash flows from financing activities
Intercompany payments (funding)	$(364)	$561	$197
Net cash provided by (used in) financing activities	$(272)	$561	$289
Non-Guarantor Subsidiaries for the year ended December 31, 2012
Net cash provided by operating activities	$1,877	$(269)	$1,608
Cash flows from investing activities
Intercompany funding	$—	$(4)	$(4)
Net cash used in investing activities	$(1,639)	$(4)	$(1,643)
Cash flows from financing activities
Intercompany payments	$39	$273	$312
Net cash provided by financing activities	$5	$273	$278
Non-Guarantor Subsidiaries for the year ended December 31, 2011
Net cash provided by operating activities	$1,537	$74	$1,611
Cash flows from investing activities
Cash paid for satellites	$(104)	$(1)	$(105)
Intercompany funding	$—	$(148)	$(148)
Net cash used in investing activities	$(1,330)	$(149)	$(1,479)
Cash flows from financing activities
Intercompany payments	$114	$75	$189
Net cash provided by (used in) financing activities	$(63)	$75	$12

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations—As Revised

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$24,676	$7,141	$(63)	$31,754
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	11,616	2,430	(55)	13,991
Subscriber service expenses	—	—	1,474	768	—	2,242
Broadcast operations expenses	—	—	293	124	(8)	409
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,642	777	—	3,419
Upgrade and retention costs	—	—	1,350	197	—	1,547
General and administrative expenses	70	—	1,217	715	—	2,002
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	1,640	1,188	—	2,828

Total operating costs and expenses	70	—	20,232	6,365	(63)	26,604

Operating profit (loss)	(70)	—	4,444	776	—	5,150
Equity in income of consolidated subsidiaries	2,900	2,880	—	2,349	(8,129)	—
Interest income	16	—	2	62	(8)	72
Interest expense	(1)	(824)	(3)	(20)	8	(840)
Other, net	(7)	—	29	84	—	106

Income before income tax	2,838	2,056	4,472	3,251	(8,129)	4,488
Income tax benefit (expense)	21	293	(1,592)	(325)	—	(1,603)

Net income	2,859	2,349	2,880	2,926	(8,129)	2,885
Less: Net income attributable to noncontrolling interest	—	—	—	(26)	—	(26)

Net income attributable to DIRECTV	$2,859	$2,349	$2,880	$2,900	$(8,129)	$2,859

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations—As Revised

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$59	$23,235	$6,583	$(137)	$29,740
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	10,743	2,355	(70)	13,028
Subscriber service expenses	—	—	1,464	673	—	2,137
Broadcast operations expenses	—	—	306	116	(8)	414
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,673	724	—	3,397
Upgrade and retention costs	—	—	1,253	174	—	1,427
General and administrative expenses	42	1	1,201	630	(59)	1,815
Depreciation and amortization expense	—	—	1,501	936	—	2,437

Total operating costs and expenses	42	1	19,141	5,608	(137)	24,655

Operating profit (loss)	(42)	58	4,094	975	—	5,085
Equity in income of consolidated subsidiaries	2,980	2,819	—	2,286	(8,085)	—
Interest income	2	1	—	68	(12)	59
Interest expense	(2)	(773)	(3)	(76)	12	(842)
Other, net	(4)	(65)	33	176	—	140

Income before income taxes	2,934	2,040	4,124	3,429	(8,085)	4,442
Income tax benefit (expense)	15	246	(1,305)	(421)	—	(1,465)

Net income	2,949	2,286	2,819	3,008	(8,085)	2,977
Less: Net income attributable to noncontrolling interest	—	—	—	(28)	—	(28)

Net income attributable to DIRECTV	$2,949	$2,286	$2,819	$2,980	$(8,085)	$2,949

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations—As Revised

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$682	$21,872	$5,422	$(750)	$27,226
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	9,799	1,916	(60)	11,655
Subscriber service expenses	—	—	1,435	476	—	1,911
Broadcast operations expenses	—	—	300	96	(7)	389
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,794	596	—	3,390
Upgrade and retention costs	—	—	1,209	118	—	1,327
General and administrative expenses	11	—	1,729	519	(683)	1,576
Depreciation and amortization expense	—	—	1,587	762	—	2,349

Total operating costs and expenses	11	—	18,853	4,483	(750)	22,597

Operating profit (loss)	(11)	682	3,019	939	—	4,629
Equity in income of consolidated subsidiaries	2,622	1,947	—	1,925	(6,494)	—
Interest income	—	—	1	44	(11)	34
Interest expense	—	(692)	(4)	(78)	11	(763)
Other, net	(4)	(25)	60	53	—	84

Income before income taxes	2,607	1,912	3,076	2,883	(6,494)	3,984
Income tax benefit (expense)	2	13	(1,129)	(234)	—	(1,348)

Net income	2,609	1,925	1,947	2,649	(6,494)	2,636
Less: Net income attributable to noncontrolling interest	—	—	—	(27)	—	(27)

Net income attributable to DIRECTV	$2,609	$1,925	$1,947	$2,622	$(6,494)	$2,609

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income—As Revised

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,859	$2,349	$2,880	$2,926	$(8,129)	$2,885
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains related to changes in plan experience and actuarial assumptions arising during the period	22	—	—	—	—	22
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	38	—	—	—	—	38
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	80	80	—	80	(160)	80
Reclassification adjustments included in net income	(49)	(49)	—	(49)	98	(49)
Foreign currency translation adjustments	(167)	—	—	(173)	167	(173)
Reclassification adjustment for net losses on securities recognized during the period	1	—	—	1	(1)	1

Other comprehensive income (loss)	(74)	31	—	(141)	104	(80)

Comprehensive income	2,785	2,380	2,880	2,785	(8,025)	2,805
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(20)	—	(20)

Comprehensive income attributable to DIRECTV	$2,785	$2,380	$2,880	$2,765	$(8,025)	$2,785

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income—As Revised

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,949	$2,286	$2,819	$3,008	$(8,085)	$2,977
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(45)	—	—	—	—	(45)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Cash flows hedges:
Unrealized losses arising during the period	(10)	(10)	—	(10)	20	(10)
Reclassification adjustments included in net income	(7)	(7)	—	(7)	14	(7)
Foreign currency translation adjustments	(17)	—	—	(32)	17	(32)
Unrealized holding losses on securities	(4)	—	—	(4)	4	(4)

Other comprehensive loss	(71)	(17)	—	(53)	55	(86)

Comprehensive income	2,878	2,269	2,819	2,955	(8,030)	2,891
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(13)	—	(13)

Comprehensive income attributable to DIRECTV	$2,878	$2,269	$2,819	$2,942	$(8,030)	$2,878

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income—As Revised

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,609	$1,925	$1,947	$2,649	$(6,494)	$2,636
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(39)	—	—	—	—	(39)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	9	—	—	—	—	9
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Foreign currency translation adjustments	(84)	—	—	(94)	84	(94)
Unrealized holding losses on securities	(6)	—	—	(6)	6	(6)

Other comprehensive loss	(119)	—	—	(100)	90	(129)

Comprehensive income	2,490	1,925	1,947	2,549	(6,404)	2,507
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(17)	—	(17)

Comprehensive income attributable to DIRECTV	$2,490	$1,925	$1,947	$2,532	$(6,404)	$2,490

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet—As Revised

As of December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$979	$1,133	$2,577	$1,775	$(511)	$5,953
Satellites, net	—	—	1,810	657	—	2,467
Property and equipment, net	—	—	3,724	2,926	—	6,650
Goodwill	—	1,828	1,363	779	—	3,970
Intangible assets, net	—	—	527	401	(8)	920
Intercompany receivables	4,799	7,820	20,988	1,386	(34,993)	—
Investment in subsidiaries	(10,177)	17,812	—	(12,247)	4,612	—
Other assets	92	190	361	1,416	(114)	1,945

Total assets	$(4,307)	$28,783	$31,350	$(2,907)	$(31,014)	$21,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$448	$1,478	$3,812	$1,303	$(511)	$6,530
Long-term debt	—	18,203	—	81	—	18,284
Deferred income taxes	—	9	1,632	277	(114)	1,804
Intercompany liabilities	1,390	21,019	7,820	4,764	(34,993)	—
Other liabilities and deferred credits	399	321	274	470	(8)	1,456
Redeemable noncontrolling interest	—	—	—	375	—	375
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	3,652	25	4,930	3,671	(8,626)	3,652
Retained earnings (accumulated deficit)	(9,874)	(12,286)	12,882	(13,620)	13,024	(9,874)
Accumulated other comprehensive income (loss)	(322)	14	—	(228)	214	(322)

Total stockholders' equity (deficit)	(6,544)	(12,247)	17,812	(10,177)	4,612	(6,544)

Total liabilities and stockholders' equity (deficit)	$(4,307)	$28,783	$31,350	$(2,907)	$(31,014)	$21,905

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet—As Revised

As of December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$859	$866	$2,788	$1,537	$(496)	$5,554
Satellites, net	—	—	1,795	562	—	2,357
Property and equipment, net	—	—	3,290	2,748	—	6,038
Goodwill	—	1,828	1,349	886	—	4,063
Intangible assets, net	—	—	453	379	—	832
Intercompany receivables	4,579	6,155	16,355	1,448	(28,537)	—
Investment in subsidiaries	(8,810)	14,804	—	(10,540)	4,546	—
Other assets	180	91	241	1,294	(95)	1,711

Total assets	$(3,192)	$23,744	$26,271	$(1,686)	$(24,582)	$20,555

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$384	$628	$3,526	$1,499	$(496)	$5,541
Long-term debt	—	17,170	—	—	—	17,170
Deferred income taxes	—	—	1,397	361	(86)	1,672
Intercompany liabilities	1,451	16,355	6,349	4,382	(28,537)	—
Other liabilities and deferred credits	404	131	195	482	(9)	1,203
Redeemable noncontrolling interest	—	—	—	400	—	400
Stockholders' equity (deficit)
Capital stock and additional paid-in capital	4,021	12	4,802	3,690	(8,504)	4,021
Retained earnings (accumulated deficit)	(9,210)	(10,535)	10,002	(12,418)	12,951	(9,210)
Accumulated other comprehensive loss	(242)	(17)	—	(82)	99	(242)

Total stockholders' equity (deficit)	(5,431)	(10,540)	14,804	(8,810)	4,546	(5,431)

Total liabilities and stockholders' equity (deficit)	$(3,192)	$23,744	$26,271	$(1,686)	$(24,582)	$20,555

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows—As Revised

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,300	$(1,902)	$6,525	$1,811	$(2,340)	$6,394

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,852)	(1,557)	—	(3,409)
Cash paid for satellites	—	—	(198)	(179)	—	(377)
Investment in companies, net of cash acquired	—	—	(53)	(13)	—	(66)
Proceeds from sale of investments	—	—	12	245	—	257
Return of capital from subsidiary	1,897	—	—	—	(1,897)	—
Intercompany funding	(248)	(1,157)	(5,537)	(188)	7,130	—
Other, net	—	—	(67)	(91)	—	(158)

Net cash provided by (used in) investing activities	1,649	(1,157)	(7,695)	(1,783)	5,233	(3,753)

Cash flows from financing activities
Repayment of commercial paper (maturity 90 days or less), net	—	(155)	—	—	—	(155)
Proceeds from short-term borrowings	—	556	—	—	—	556
Repayment of short-term borrowings	—	(559)	—	—	—	(559)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,947	—	152	—	2,099
Debt issuance costs	—	(12)	—	—	—	(12)
Repayment of long-term debt	—	—	—	(15)	—	(15)
Repayment of other long-term obligations	—	—	(24)	(39)	—	(63)
Common shares repurchased and retired	(4,000)	—	—	—	—	(4,000)
Taxes paid in lieu of shares issued for share-based compensation	(61)	—	(51)	(10)	61	(61)
Excess tax benefit from share-based compensation	24	—	20	4	(24)	24
Intercompany payments	178	5,535	1,220	197	(7,130)	—
Cash dividend to Parent	—	(4,200)	—	—	4,200	—
Other, net	—	10	—	—	—	10

Net cash provided by (used in) financing activities	(3,859)	3,122	1,165	289	(2,893)	(2,176)

Effect of exchange rate changes in Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	90	63	(5)	130	—	278
Cash and cash equivalents at beginning of the year	408	728	11	755	—	1,902

Cash and cash equivalents at the end of the year	$498	$791	$6	$885	$—	$2,180

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows—As Revised

For the Year Ended December 31, 2012

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,055	$(1,820)	$5,947	$1,608	$(2,156)	$5,634

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,488)	(1,472)	—	(2,960)
Cash paid for satellites	—	—	(253)	(136)	—	(389)
Investment in companies, net of cash acquired	—	—	(7)	(9)	—	(16)
Proceeds from sale of investments	—	—	24	—	—	24
Return of capital from subsidiary	3,775	—	—	—	(3,775)	—
Intercompany funding	(369)	(917)	(5,118)	(4)	6,408	—
Other, net	—	—	—	(22)	—	(22)

Net cash provided by (used in) investing activities	3,406	(917)	(6,842)	(1,643)	2,633	(3,363)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	156	—	—	—	156
Proceeds from short-term borrowings	—	202	—	—	—	202
Proceeds from borrowings under revolving credit facility	—	400	—	—	—	400
Repayment of borrowings under revolving credit facility	—	(400)	—	—	—	(400)
Proceeds from long-term debt	—	5,190	—	—	—	5,190
Debt issuance costs	—	(36)	—	—	—	(36)
Repayment of long-term debt	—	(1,500)	—	—	—	(1,500)
Repayment of other long-term obligations	—	—	(21)	(30)	—	(51)
Common shares repurchased and retired	(5,175)	—	—	—	—	(5,175)
Stock options exercised	3	—	—	—	—	3
Taxes paid in lieu of shares issued for share-based compensation	(61)	—	(52)	(9)	61	(61)
Excess tax benefit from share-based compensation	30	—	25	5	(30)	30
Intercompany payments	21	5,125	950	312	(6,408)	—
Cash dividend to Parent	—	(5,900)	—	—	5,900	—

Net cash provided by (used in) financing activities	(5,182)	3,237	902	278	(477)	(1,242)

Net increase in cash and cash equivalents	279	500	7	243	—	1,029
Cash and cash equivalents at beginning of the year	129	228	4	512	—	873

Cash and cash equivalents at the end of the year	$408	$728	$11	$755	$—	$1,902

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows—As Revised

For the Year Ended December 31, 2011

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by operating activities	$1,813	$279	$3,273	$1,611	$(1,791)	$5,185

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,595)	(1,329)	—	(2,924)
Cash paid for satellites	—	—	(141)	(105)	—	(246)
Investment in companies, net of cash acquired	—	—	(11)	—	—	(11)
Proceeds from sale of investments	—	—	55	61	—	116
Return of capital from subsidiary	3,487	—	—	—	(3,487)	—
Intercompany funding	(223)	(1,221)	(2,785)	(148)	4,377	—
Other, net	—	—	1	42	—	43

Net cash provided by (used in) investing activities	3,264	(1,221)	(4,476)	(1,479)	890	(3,022)

Cash flows from financing activities
Proceeds from long-term debt	—	3,990	—	—	—	3,990
Debt issuance costs	—	(30)	—	—	—	(30)
Repayment of long-term debt	—	(1,000)	—	—	—	(1,000)
Repayment of short-term borrowings	—	—	—	(39)	—	(39)
Repayment of other long-term obligations	—	—	(66)	(118)	—	(184)
Common shares repurchased and retired	(5,496)	—	—	—	—	(5,496)
Taxes paid in lieu of shares issued for share-based compensation	(58)	—	(29)	(24)	53	(58)
Excess tax benefit from share-based compensation	25	—	21	4	(25)	25
Intercompany payments	134	2,777	1,277	189	(4,377)	—
Cash dividend to Parent	—	(5,250)	—	—	5,250	—

Net cash provided by (used in) financing activities	(5,395)	487	1,203	12	901	(2,792)

Net increase (decrease) in cash and cash equivalents	(318)	(455)	—	144	—	(629)
Cash and cash equivalents at beginning of the year	447	683	4	368	—	1,502

Cash and cash equivalents at the end of the year	$129	$228	$4	$512	$—	$873

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

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 (June 27, 2014 for the corrections described in Note 23) expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, CA
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

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	124
	3.	Exhibits

Exhibit Number	Exhibit Name
*3.1	Third Amended and Restated Certificate of Incorporation of DIRECTV (incorporated by reference to Exhibit 3.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*3.2	DIRECTV Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
*4.1	Specimen form of certificate representing Common Stock of DIRECTV (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed August 27, 2012 (SEC File No. 1-34554))
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

††*10.27	Summary Terms and Conditions for 2014 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.28	Summary Terms and Conditions for the 2014 Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.29	Summary Terms and Conditions for the 2014 Stock Option Grants (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
*14.1	DIRECTV Code of Ethics and Business Conduct, adopted November 19, 2009 (incorporated by reference to Exhibit 14.1 to the Form 10-K of DIRECTV filed on February 28, 2011 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
**21	Subsidiaries of the Registrant as of December 31, 2013
**23	Consent of Deloitte & Touche LLP
***31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
***32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
***32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

DIRECTV (Registrant)
Date: June 27, 2014
	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
21	Subsidiaries of the Registrant as of December 31, 2013
23	Consent of Deloitte & Touche LLP
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

        A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.