Form 10-Q
period 2014-06-30
DIRECTV
filed 2014-08-01
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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

        As of July 25, 2014, the registrant had outstanding 502,228,914 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$8,109	$7,700	$15,964	$15,280
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,498	3,275	6,881	6,471
Subscriber service expenses	574	554	1,125	1,091
Broadcast operations expenses	107	97	204	207
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	898	809	1,725	1,623
Upgrade and retention costs	362	374	683	742
General and administrative expenses	517	510	971	979
Venezuelan currency devaluation charge	—	—	281	166
Depreciation and amortization expense	729	731	1,443	1,409

Total operating costs and expenses	6,685	6,350	13,313	12,688

Operating profit	1,424	1,350	2,651	2,592
Interest income	12	19	25	41
Interest expense	(230)	(219)	(462)	(436)
Other, net	35	(75)	92	(37)

Income before income taxes	1,241	1,075	2,306	2,160
Income tax expense	(431)	(414)	(927)	(801)

Net income	810	661	1,379	1,359
Less: Net income attributable to noncontrolling interest	(4)	(1)	(12)	(9)

Net income attributable to DIRECTV	$806	$660	$1,367	$1,350

Basic earnings attributable to DIRECTV per common share	$1.60	$1.19	$2.70	$2.39
Diluted earnings attributable to DIRECTV per common share	$1.59	$1.18	$2.67	$2.37
Weighted average number of common shares outstanding (in millions):
Basic	504	556	507	565
Diluted	508	561	512	569

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Net income	$810	$661	$1,379	$1,359
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains (losses) arising during the period	6	9	(1)	(27)
Reclassification adjustments included in net income	(28)	(1)	(36)	48
Foreign currency translation adjustments	32	(22)	71	(48)
Available for sale securities:
Unrealized holding losses on securities	—	(3)	—	—
Reclassification adjustment for net losses recognized during the period	—	2	—	1

Other comprehensive income (loss)	10	(15)	34	(26)

Comprehensive income	820	646	1,413	1,333
Less: Comprehensive (income) loss attributable to noncontrolling interest	(8)	21	(19)	5

Comprehensive income attributable to DIRECTV	$812	$667	$1,394	$1,338

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2014	December 31, 2013
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,290	$2,180
Accounts receivable, net of allowances of $127 and $95	2,489	2,547
Inventories	312	283
Deferred income taxes	110	140
Prepaid expenses and other	668	803

Total current assets	5,869	5,953
Satellites, net	2,464	2,467
Property and equipment, net	6,874	6,650
Goodwill	3,992	3,970
Intangible assets, net	903	920
Investments and other assets	2,024	1,945

Total assets	$22,126	$21,905

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,314	$4,685
Unearned subscriber revenues and deferred credits	637	589
Current debt	1,542	1,256

Total current liabilities	6,493	6,530
Long-term debt	18,439	18,284
Deferred income taxes	1,798	1,804
Other liabilities and deferred credits	1,523	1,456
Commitments and contingencies
Redeemable noncontrolling interest	—	375
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 502,225,846 and 519,306,232 shares issued and outstanding of common stock at June 30, 2014 and December 31, 2013, respectively	3,544	3,652
Accumulated deficit	(9,777)	(9,874)
Accumulated other comprehensive loss	(288)	(322)

Total DIRECTV stockholders' deficit	(6,521)	(6,544)
Noncontrolling interest	394	—

Total stockholders' deficit	(6,127)	(6,544)

Total liabilities and stockholders' deficit	$22,126	$21,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,379	$1,359
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,443	1,409
Venezuelan currency devaluation charge	281	166
DSN Northwest deconsolidation charge	—	59
Amortization of deferred revenues and deferred credits	(24)	(26)
Share-based compensation expense	45	59
Equity in earnings from unconsolidated affiliates	(78)	(56)
Net foreign currency transaction (gain) loss	(11)	33
Dividends received	—	35
Net gains from sale of investments	(17)	(8)
Deferred income taxes	115	(39)
Excess tax benefit from share-based compensation	(22)	(24)
Other	45	29
Change in other operating assets and liabilities:
Accounts receivable	133	140
Inventories	(29)	—
Prepaid expenses and other	122	22
Accounts payable and accrued liabilities	(342)	(322)
Unearned subscriber revenue and deferred credits	48	43
Other, net	(24)	131

Net cash provided by operating activities	3,064	3,010

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,417)	(1,580)
Cash paid for satellites	(109)	(194)
Investment in companies, net of cash acquired	(8)	(27)
Proceeds from sale of investments	29	140
Other, net	(4)	(18)

Net cash used in investing activities	(1,509)	(1,679)

Cash Flows From Financing Activities
Issuance (repayment) of commercial paper (maturity 90 days or less), net	25	(105)
Proceeds from short-term borrowings	270	284
Repayment of short-term borrowings	(235)	(262)
Proceeds from borrowings under revolving credit facility	—	10
Repayment of borrowings under revolving credit facility	—	(10)
Proceeds from long-term debt	1,329	1,445
Debt issuance costs	(7)	(7)
Repayment of long-term debt	(1,026)	(3)
Repayment of other long-term obligations	(34)	(32)
Common shares repurchased and retired	(1,386)	(1,968)
Stock options exercised	10	—
Taxes paid in lieu of shares issued for share-based compensation	(57)	(61)
Excess tax benefit from share-based compensation	22	24
Other, net	(40)	4

Net cash used in financing activities	(1,129)	(681)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(316)	(187)

Net increase in cash and cash equivalents	110	463
Cash and cash equivalents at beginning of the period	2,180	1,902

Cash and cash equivalents at end of the period	$2,290	$2,365

Supplemental Cash Flow Information
Cash paid for interest	$413	$389
Cash paid for income taxes	767	702

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on June 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Proposed AT&T Merger Transaction

        On May 18, 2014, DIRECTV and AT&T announced that they have entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock-and-cash transaction. The agreement has been approved unanimously by the Boards of Directors of both companies. Subject to the conditions in the merger agreement, at the effective time of the merger, DIRECTV shareholders will receive $95.00 per share under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if AT&T stock price is above $38.58 at closing. If AT&T stock price at closing is between $34.90 and $38.58, DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. The merger is subject to approval by DIRECTV shareholders and review by the U.S. Federal Communications Commission, U.S. Department of Justice, and the Instituto Federal de Telecomunicaciones in Mexico. The transaction is expected to close within approximately 12 months of signing.

        In connection with the proposed combination with AT&T, Inc., DIRECTV has made certain representations, warranties and covenants in the Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on May 19, 2014 (the "Merger Agreement"), including, among other things, covenants by the Company to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to take certain actions prior to the closing of the Merger without the prior approval of AT&T.

Note 2: New Accounting Standard

        Revenue Recognition.    In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. This is a comprehensive new revenue recognition standard which will supersede existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard is effective for fiscal periods beginning after December 15, 2016 and allows for either a full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 3: Divestiture

DSN Northwest Transaction

        On April 16, 2013, DSN transferred 100% of its interest in DSN Northwest to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners have a majority interest in NW

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. Additionally, DSN provides management oversight and programming services to NW Sports Net LLC through management service agreements. As a result of this transaction, we deconsolidated DSN Northwest and recorded a non-cash, pre-tax charge of approximately $59 million ($56 million after tax) in "Other, net" in the Consolidated Statements of Operations for the quarter ended June 30, 2013.

Note 4: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the six months ended June 30, 2014:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2014	$3,191	$346	$211	$222	$3,970
Sky Brasil foreign currency translation adjustment	—	22	—	—	22

Balance as of June 30, 2014	$3,191	$368	$211	$222	$3,992

Note 5: Debt

        The following table sets forth our outstanding debt as of:

	June 30, 2014	December 31, 2013
	(Dollars in Millions)
Current debt
Commercial paper	$260	$200
Current portion of long-term debt	1,200	1,000
Current portion of borrowings under BNDES financing facility	82	56
Long-term debt
Senior notes	18,327	18,203
Borrowings under BNDES financing facility	91	81
Borrowings under Desenvolve SP financing facility	21	—

Total debt	$19,981	$19,540

        The amount of interest accrued related to our outstanding debt was $309 million at June 30, 2014 and $271 million at December 31, 2013.

Senior Notes

  Six Months Ended June 30, 2014 Financing Transactions

        On March 17, 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,250 million in aggregate principal of 4.450% senior notes due in 2024 with proceeds, net of an original issue discount, of $1,245 million. We incurred $7 million of debt issuance costs in connection with this transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	June 30, 2014	June 30, 2014	December 31, 2013
	(Dollars in Millions)
4.750% senior notes due in 2014	$—	$—	$1,000
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	745	744
5.875% senior notes due in 2019	1,000	996	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	1,000	999
5.000% senior notes due in 2021(1)	1,500	1,501	1,495
3.800% senior notes due in 2022(1)	1,500	1,504	1,499
2.750% senior notes due in 2023(2)	684	681	684
4.450% senior notes due in 2024(1)	1,250	1,253	—
4.375% senior notes due in 2029(2)	1,283	1,271	1,229
5.200% senior notes due in 2033(2)	599	596	577
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,235
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,566	$19,527	$19,203

(1)
The carrying value as of June 30, 2014 includes a fair value adjustment increase of $5 million, $5 million and $7 million for the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024, respectively.

(2)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $20,898 million at June 30, 2014 and $19,424 million at December 31, 2013. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $14,116 million thereafter.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Commercial Paper

        DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of June 30, 2014, we had $260 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 59 days, at a weighted average yield of 0.41%, which may be refinanced on a periodic basis as borrowings mature. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        DIRECTV U.S. has a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of June 30, 2014, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur. The revolving credit facilities provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of June 30, 2014, Sky Brasil had borrowings of R$48 million ($21 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.20 / $1.00 at June 30, 2014.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2014, Sky Brasil had borrowings of R$382 million ($173 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.70% per year. As of December 31, 2013, Sky Brasil had borrowings of R$320 million ($137 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rates of R$2.20 / $1.00 and R$2.34 / $1.00 as of June 30, 2014 and December 31, 2013, respectively.

        Borrowings under the BNDES facility mature as follows: R$87 million ($39 million) in 2014, R$183 million ($83 million) in 2015, R$103 million ($47 million) in 2016 and R$9 million ($4 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$543 million ($246 million) based on the exchange rate at the time of purchase.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Restricted Cash

        Restricted cash of $10 million as of June 30, 2014 and $7 million as of December 31, 2013 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letters of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 6: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We do not use derivatives for trading or speculative purposes. We record derivative financial instruments in the Consolidated Balance Sheets as either assets or liabilities at fair value. We calculate the fair value of derivative contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves, foreign currency exchange rates and incorporating counterparty credit risk, as applicable. For derivative financial instruments designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis.

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$128	$112	$—	$—
Interest rate swap contracts	—	3	—	1
Fair value hedges:
Interest rate swap contracts	19	—	—	—

Total fair value of derivative financial instruments	$147	$115	$—	$1

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	June 30, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Interest rate swap contracts	—	500
Fair value hedges:
Interest rate swap contracts	3,000	—

Total notional amount of derivative financial instruments	$5,418	$2,918

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held no cash collateral from counterparties as of June 30, 2014 and held $10 million of cash collateral from counterparties as of December 31, 2013. We did not have any cash collateral posted with counterparties as of June 30, 2014 and December 31, 2013. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

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

        During the six months ended June 30, 2014, DIRECTV U.S. recorded net remeasurement losses of $58 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $58 million ($36 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the six months ended June 30, 2013, DIRECTV U.S. recorded net remeasurement gains of $77 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $77 million ($48 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations. We measured no ineffectiveness for the six months ended June 30, 2014 and June 30, 2013 related to these cross-currency swap contracts.

Forward-Starting Interest Rate Swap Contracts

        On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.450% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled all then-outstanding forward-starting interest rate swaps, which were previously entered into to protect against unfavorable interest rate changes related to the forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As a result of settling these forward-starting interest rate swaps, we recognized $1 million of ineffectiveness in earnings in the first quarter of 2014. As of March 31, 2014, we had recorded $10 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these forward-starting interest rate swaps that will be recognized as interest expense over the term of the 4.450% senior notes due in 2024.

Fixed-to-Floating Interest Rate Swap Contracts

        During the second quarter of 2014, DIRECTV U.S. entered into interest rate swap contracts converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate in order to manage our interest rate exposure by adjusting our mix of fixed rate and floating rate debt. The total notional amount of these interest rate swaps was $3,000 million as of June 30, 2014. These interest rate swaps are designated and qualify as fair value hedges. The terms of the interest rate swap contracts correspond to the related hedged senior notes and have maturities ranging from March 2021 to April 2024.

        The difference between the change in the fair value of these interest rate swap contracts and the fair value of the related senior notes as a result of changes in the benchmark interest rate was a $2 million gain for the three and six months ended June 30, 2014, which was recognized in "Other, net" in the Consolidated Statements of Operations. The periodic interest settlements for the interest rate swap contracts are recorded in "Interest expense" in the Consolidated Statements of Operations.

Note 7: Contingencies

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.6 bolivars per U.S. dollar as of June 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.98 bolivars per U.S. dollar as of June 30, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of June 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.6 bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of June 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $519 million, based on the SICAD 1 exchange rate of 10.6 bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2014. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        DIRECTV Shareholder Litigation—Proposed DIRECTV and AT&T Merger.    Beginning on May 21, 2014, and following the May 18, 2014 announcement that DIRECTV had entered into a definitive agreement to combine with AT&T, Inc., several shareholder putative class action lawsuits have been filed, six in Delaware Chancery Court ("Delaware Actions"), and one in California Superior Court

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

("California Action"), against DIRECTV, its directors and AT&T, Inc., alleging breach of fiduciary duties in connection with the proposed transaction. The complaints generally and collectively assert that defendants failed to maximize the value of DIRECTV, and seek to enjoin the proposed transaction as well as unspecified damages, costs and fees. Service has been accepted by DIRECTV and its directors in all pending cases. An Order consolidating the Delaware Actions and appointing Lead Plaintiff and Lead Counsel was entered on July 21, 2014. Discovery in Delaware Actions stayed pending the filing of a Consolidated Complaint. The California Action has been stayed pending a court status conference scheduled for August 12, 2014. Insofar as the allegations in these lawsuits can be analyzed by us at this early stage, we believe the claims are without merit and intend to defend the actions vigorously.

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

        Early Cancellation Fees.    As previously reported, in 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. We have reached a settlement in principle with the individual plaintiffs in the federal cases and are finalizing the settlement agreements. In the California state court action, the denial of our motion to compel arbitration is currently on appeal. We believe that our early cancellation fees are adequately disclosed, and represent reasonable

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2014, the net book value of in-orbit satellites was $1,285 million, all of which was uninsured.

Other

        As of June 30, 2014, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $322 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Revenues	$2	$1	$4	$3
Expenses	300	246	541	482

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	June 30, 2014	December 31, 2013
	(Dollars in Millions)
Accounts receivable	$14	$18
Accounts payable	104	100
Long-term liability	97	69

Note 9: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of June 30, 2014 and December 31, 2013, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014 DIRECTV and AT&T entered into a definitive agreement, under which AT&T would combine with DIRECTV in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

own common stock, which met all of the applicable criteria for equity classification, and, therefore, was not accounted for as a derivative instrument.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Six Months Ended June 30,
	2014	2013
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares(1)	$1,386	$1,998
Average price per share	$73.82	$54.23
Number of shares repurchased and retired	19	37

(1)
Of the $1,998 million in repurchases during the six months ended June 30, 2013, $30 million were paid for in July 2013. Amounts repurchased but settled subsequent to the end of such period are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth a reconciliation of stockholders' deficit for the six months ended June 30, 2014:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Redeemable Noncontrolling Interest
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2014	519,306,232	$3,652	$(9,874)	$(322)	$(6,544)	$—	$(6,544)	$375
Net income			1,367		1,367	12	1,379
Stock repurchased and retired	(18,774,194)	(130)	(1,256)		(1,386)		(1,386)
Stock options exercised and restricted stock units vested and distributed	1,693,808	(46)			(46)		(46)
Share-based compensation expense		45			45		45
Tax benefit from share-based compensation		22			22		22
Other		1	(14)		(13)		(13)
Other comprehensive income				34	34		34
CTA adjustment allocated to noncontrolling interest						7	7
Noncontrolling interest						375	375	(375)

Balance as of June 30, 2014	502,225,846	$3,544	$(9,777)	$(288)	$(6,521)	$394	$(6,127)	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for the six months ended June 30, 2013:

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	2014			2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$10	$(4)	$6	$15	$(6)	$9
Reclassification adjustments included in "Other, net"	(45)	17	(28)	(1)	—	(1)
Foreign currency translation adjustments	58	(26)	32	(33)	11	(22)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	(5)	2	(3)
Reclassification adjustment for net losses recognized during the period, included in "Other, net"	—	—	—	4	(2)	2

Other comprehensive income (loss)	$23	$(13)	$10	$(20)	$5	$(15)

	Six Months Ended June 30,
	2014			2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(2)	$1	$(1)	$(42)	$15	$(27)
Reclassification adjustments included in "Other, net"	(58)	22	(36)	77	(29)	48
Foreign currency translation adjustments	121	(50)	71	(76)	28	(48)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period, included in "Other, net"	—	—	—	2	(1)	1

Other comprehensive income (loss)	$61	$(27)	$34	$(39)	$13	$(26)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2014	$(123)	$14	$(213)	$(322)
Other comprehensive income (loss)	—	(37)	71	34

Balance as of June 30, 2014	$(123)	$(23)	$(142)	$(288)

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	—	21	(48)	1	(26)

Balance as of June 30, 2013	$(184)	$4	$(88)	$—	$(268)

Note 10: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. During the three and six months ended June 30, 2014 we excluded 0.2 million common stock awards from the computation of diluted EPS, because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock options from the computation of diluted EPS during the three and six months ended June 30, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$806	504	$1.60
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$806	508	$1.59

June 30, 2013
Basic EPS
Net income attributable to DIRECTV	$660	556	$1.19
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$660	561	$1.18

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended
June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$1,367	507	$2.70
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.03)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,367	512	$2.67

June 30, 2013
Basic EPS
Net income attributable to DIRECTV	$1,350	565	$2.39
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,350	569	$2.37

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2014
DIRECTV U.S.	$6,270	$2	$6,272	$1,319	$429	$1,748
Sky Brasil	1,011	—	1,011	114	175	289
PanAmericana and Other	778	—	778	28	121	149

DIRECTV Latin America	1,789	—	1,789	142	296	438
Sports Networks, Eliminations and Other	50	(2)	48	(37)	4	(33)

Total	$8,109	$—	$8,109	$1,424	$729	$2,153

June 30, 2013
DIRECTV U.S.	$5,941	$2	$5,943	$1,241	$410	$1,651
Sky Brasil	942	—	942	56	206	262
PanAmericana and Other	744	—	744	83	110	193

DIRECTV Latin America	1,686	—	1,686	139	316	455
Sports Networks, Eliminations and Other	73	(2)	71	(30)	5	(25)

Total	$7,700	$—	$7,700	$1,350	$731	$2,081

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2014
DIRECTV U.S.	$12,355	$4	$12,359	$2,562	$855	$3,417
Sky Brasil	1,950	—	1,950	262	338	600
PanAmericana	1,560	—	1,560	(146)	243	97

DIRECTV Latin America	3,510	—	3,510	116	581	697
Sports Networks, Eliminations and Other	99	(4)	95	(27)	7	(20)

Total	$15,964	$—	$15,964	$2,651	$1,443	$4,094

June 30, 2013
DIRECTV U.S.	$11,729	$4	$11,733	$2,356	$816	$3,172
Sky Brasil	1,907	—	1,907	210	363	573
PanAmericana	1,507	—	1,507	46	216	262

DIRECTV Latin America	3,414	—	3,414	256	579	835
Sports Networks, Eliminations and Other	137	(4)	133	(20)	14	(6)

Total	$15,280	$—	$15,280	$2,592	$1,409	$4,001

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

          The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Operating profit before depreciation and amortization	$2,153	$2,081	$4,094	$4,001
Depreciation and amortization	(729)	(731)	(1,443)	(1,409)

Operating profit	1,424	1,350	2,651	2,592
Interest income	12	19	25	41
Interest expense	(230)	(219)	(462)	(436)
Other, net	35	(75)	92	(37)

Income before income taxes	1,241	1,075	2,306	2,160
Income tax expense	(431)	(414)	(927)	(801)

Net income	810	661	1,379	1,359
Less: Net income attributable to noncontrolling interest	(4)	(1)	(12)	(9)

Net income attributable to DIRECTV	$806	$660	$1,367	$1,350

Note 12: Condensed Consolidating Financial Statements

          As discussed in Note 5, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-issuers.

          The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X. Also, restricted net assets of our Venezuelan subsidiary, which is included within Non-Guarantor subsidiaries, exceeded 25% of total consolidated net assets and as such, the required condensed parent company information is included as part of the condensed consolidating financial statements below. For additional information regarding the Venezuelan restricted net assets see Note 7.

          These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, the condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013, and the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

          Subsequent to the issuance of the 10-Q for the period ending June 30, 2013, management identified certain corrections that were needed in the presentation of the condensed consolidating financial statements and related eliminations. These corrections only impact the condensed consolidating financial statements for the three and six months ended June 30, 2013 and do not affect our consolidated results of operations, balance sheets or cash flows. Management believes these changes are not material.

          In the Condensed Consolidating Statement of Operations, we now present the equity earnings of DIRECTV Holdings, which is a subsidiary of DIRECTV Group, an entity included in Non-Guarantor Subsidiaries, in "Equity in income of consolidated subsidiaries" for the Non-Guarantor Subsidiaries. We also recorded an adjustment to the tax allocation from the Guarantor Subsidiaries to the Parent Guarantor, the Co-Issuers and the Non-Guarantor Subsidiaries for the the three and six months ended June 30, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Operations for the three and six months ended June 30, 2013:

Parent Guarantor for the three months ended June 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$678	$(3)	$675
Income before income tax	$653	$(3)	$650
Income tax benefit	$7	$3	$10
Net income	$660	$—	$660
Net income attributable to DIRECTV	$660	$—	$660

Co-Issuers for the three months ended June 30, 2013
Equity in income of consolidated subsidiaries	$917	$(170)	$747
Income before income tax	$711	$(170)	$541
Income tax benefit	$54	$29	$83
Net income	$765	$(141)	$624
Net income attributable to DIRECTV	$765	$(141)	$624

Guarantor Subsidiaries for the three months ended June 30, 2013
Income tax expense	$(329)	$(170)	$(499)
Net income	$917	$(170)	$747
Net income attributable to DIRECTV	$917	$(170)	$747

Non-Guarantor Subsidiaries for the three months ended June 30, 2013
Equity in income of consolidated subsidiaries	$—	$624	$624
Income before income tax	$60	$624	$684
Income tax expense	$(146)	$138	$(8)
Net income (loss)	$(86)	$762	$676
Net income (loss) attributable to DIRECTV	$(87)	$762	$675

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Parent Guarantor for the six months ended June 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$1,376	$(3)	$1,373
Income before income tax	$1,340	$(3)	$1,337
Income tax benefit	$10	$3	$13
Net income	$1,350	$—	$1,350
Net income attributable to DIRECTV	$1,350	$—	$1,350

Co-Issuers for the six months ended June 30, 2013
Equity in income of consolidated subsidiaries	$1,710	$(170)	$1,540
Income before income tax	$1,303	$(170)	$1,133
Income tax benefit	$114	$29	$143
Net income	$1,417	$(141)	$1,276
Net income attributable to DIRECTV	$1,417	$(141)	$1,276

Guarantor Subsidiaries for the six months ended June 30, 2013
Income tax expense	$(662)	$(170)	$(832)
Net income	$1,710	$(170)	$1,540
Net income attributable to DIRECTV	$1,710	$(170)	$1,540

Non-Guarantor Subsidiaries for the six months ended June 30, 2013
Equity in income of consolidated subsidiaries	$—	$1,276	$1,276
Income before income tax	$231	$1,276	$1,507
Income tax expense	$(263)	$138	$(125)
Net income (loss)	$(32)	$1,414	$1,382
Net income (loss) attributable to DIRECTV	$(41)	$1,414	$1,373

        In the Condensed Consolidating Statement of Comprehensive Income, we changed our presentation such that the comprehensive income of a subsidiary is included in the comprehensive income of its parent. Comprehensive income is also impacted by the adjustments to net income noted above.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Comprehensive Income for the three and six months ended June 30, 2013:

Parent Guarantor for the three months ended June 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$—	$9	$9
Reclassification adjustments included in net income	$—	$(1)	$(1)
Unrealized holding losses on securities	$—	$(3)	$(3)
Reclassification adjustment for net losses on securities recognized during the period	$—	$2	$2
Other comprehensive income	$—	$7	$7
Comprehensive income	$660	$7	$667
Comprehensive income attributable to DIRECTV	$660	$7	$667

Co-Issuers for the three months ended June 30, 2013
Net income	$765	$(141)	$624
Comprehensive income	$773	$(141)	$632
Comprehensive income attributable to DIRECTV	$773	$(141)	$632

Guarantor Subsidiaries for the three months ended June 30, 2013
Net income	$917	$(170)	$747
Comprehensive income	$917	$(170)	$747
Comprehensive income attributable to DIRECTV	$917	$(170)	$747

Non-Guarantor Subsidiaries for the three months ended June 30, 2013
Net income (loss)	$(86)	$762	$676
Cash flows hedges:
Unrealized gains arising during the period	$—	$9	$9
Reclassification adjustments included in net income	$—	$(1)	$(1)
Other comprehensive loss	$(23)	$8	$(15)
Comprehensive income (loss)	$(109)	$770	$661
Comprehensive income (loss) attributable to DIRECTV	$(88)	$770	$682

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Parent Guarantor for the six months ended June 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$—	$(27)	$(27)
Reclassification adjustments included in net income	$—	$48	$48
Foreign currency translation adjustments	$—	$(34)	$(34)
Reclassification adjustment for net losses on securities recognized during the period	$—	$1	$1
Other comprehensive loss	$—	$(12)	$(12)
Comprehensive income	$1,350	$(12)	$1,338
Comprehensive income attributable to DIRECTV	$1,350	$(12)	$1,338

Co-Issuers for the six months ended June 30, 2013
Net income	$1,417	$(141)	$1,276
Comprehensive income	$1,438	$(141)	$1,297
Comprehensive income attributable to DIRECTV	$1,438	$(141)	$1,297

Guarantor Subsidiaries for the six months ended June 30, 2013
Net income	$1,710	$(170)	$1,540
Comprehensive income	$1,710	$(170)	$1,540
Comprehensive income attributable to DIRECTV	$1,710	$(170)	$1,540

Non-Guarantor Subsidiaries for the six months ended June 30, 2013
Net income (loss)	$(32)	$1,414	$1,382
Cash flows hedges:
Unrealized losses arising during the period	$—	$(27)	$(27)
Reclassification adjustments included in net income	$—	$48	$48
Other comprehensive loss	$(47)	$21	$(26)
Comprehensive income (loss)	$(79)	$1,435	$1,356
Comprehensive income (loss) attributable to DIRECTV	$(74)	$1,435	$1,361

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Cash Flows for the six months ended June 30, 2013:

Parent Guarantor for the six months ended June 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$45	$506	$551
Cash flows from investing activities
Proceeds from sale of investments	$117	$(117)	$—
Intercompany funding	$—	$(222)	$(222)
Net cash provided by investing activities	$1,499	$(339)	$1,160
Cash flows from financing activities
Taxes paid in lieu of shares issued for share-based compensation	$—	$(61)	$(61)
Excess tax benefit from share-based compensation	$—	$24	$24
Intercompany payments	$244	$(130)	$114
Net cash used in financing activities	$(1,724)	$(167)	$(1,891)

Co-Issuers for the six months ended June 30, 2013
Net cash provided by (used in) operating activities	$1,266	$(2,129)	$(863)
Cash flows from investing activities
Intercompany funding	$—	$(617)	$(617)
Net cash used in investing activities	$—	$(617)	$(617)
Cash flows from financing activities
Intercompany payments	$—	$2,746	$2,746
Net cash provided by (used in) financing activities	$(646)	$2,746	$2,100

Guarantor Subsidiaries for the six months ended June 30, 2013
Net cash provided by operating activities	$963	$2,079	$3,042
Cash flows from investing activities
Intercompany funding	$—	$(2,746)	$(2,746)
Net cash used in investing activities	$(935)	$(2,746)	$(3,681)
Cash flows from financing activities
Intercompany payments	$8	$667	$675
Net cash provided by (used in) financing activities	$(35)	$667	$632

Non-Guarantor Subsidiaries for the six months ended June 30, 2013
Net cash provided by operating activities	$1,304	$(419)	$885
Cash flows from investing activities
Proceeds from sale of investments	$11	$117	$128
Intercompany funding	$—	$(121)	$(121)
Net cash used in investing activities	$(861)	$(4)	$(865)
Cash flows from financing activities
Intercompany payments (funding)	$(252)	$423	$171
Net cash provided by (used in) financing activities	$(226)	$423	$197

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,272	$1,879	$(42)	$8,109
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,800	736	(38)	3,498
Subscriber service expenses	—	—	374	201	(1)	574
Broadcast operations expenses	—	—	75	34	(2)	107
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	661	237	—	898
Upgrade and retention costs	—	—	314	48	—	362
General and administrative expenses	30	—	300	188	(1)	517
Depreciation and amortization expense	—	—	429	300	—	729

Total operating costs and expenses	30	—	4,953	1,744	(42)	6,685

Operating profit (loss)	(30)	—	1,319	135	—	1,424
Equity in income of consolidated subsidiaries	826	813	—	667	(2,306)	—
Interest income	—	—	—	12	—	12
Interest expense	(1)	(222)	(1)	(6)	—	(230)
Other, net	(1)	(18)	13	41	—	35

Income before income taxes	794	573	1,331	849	(2,306)	1,241
Income tax benefit (expense)	12	94	(518)	(19)	—	(431)

Net income	806	667	813	830	(2,306)	810
Less: Net income attributable to noncontrolling interest	—	—	—	(4)	—	(4)

Net income attributable to DIRECTV	$806	$667	$813	$826	$(2,306)	$806

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations—As Revised
For the Three Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$5,943	$1,772	$(15)	$7,700
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,642	647	(14)	3,275
Subscriber service expenses	—	—	360	194	—	554
Broadcast operations expenses	—	—	71	27	(1)	97
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	594	215	—	809
Upgrade and retention costs	—	—	324	50	—	374
General and administrative expenses	28	—	301	181	—	510
Depreciation and amortization expense	—	—	410	321	—	731

Total operating costs and expenses	28	—	4,702	1,635	(15)	6,350

Operating profit (loss)	(28)	—	1,241	137	—	1,350
Equity in income of consolidated subsidiaries	675	747	—	624	(2,046)	—
Interest income	4	—	1	17	(3)	19
Interest expense	(1)	(206)	—	(15)	3	(219)
Other, net	—	—	4	(79)	—	(75)

Income before income taxes	650	541	1,246	684	(2,046)	1,075
Income tax benefit (expense)	10	83	(499)	(8)	—	(414)

Net income	660	624	747	676	(2,046)	661
Less: Net income attributable to noncontrolling interest	—	—	—	(1)	—	(1)

Net income attributable to DIRECTV	$660	$624	$747	$675	$(2,046)	$660

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$12,359	$3,677	$(72)	$15,964
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	5,568	1,377	(64)	6,881
Subscriber service expenses	—	—	733	393	(1)	1,125
Broadcast operations expenses	—	—	147	61	(4)	204
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,309	417	(1)	1,725
Upgrade and retention costs	—	—	595	89	(1)	683
General and administrative expenses	39	—	590	343	(1)	971
Venezuelan currency devaluation	—	—	—	281	—	281
Depreciation and amortization expense	—	—	855	588	—	1,443

Total operating costs and expenses	39	—	9,797	3,549	(72)	13,313

Operating profit (loss)	(39)	—	2,562	128	—	2,651
Equity in income of consolidated subsidiaries	1,394	1,600	—	1,315	(4,309)	—
Interest income	—	—	1	24	—	25
Interest expense	(1)	(442)	(4)	(15)	—	(462)
Other, net	(3)	(18)	18	95	—	92

Income before income taxes	1,351	1,140	2,577	1,547	(4,309)	2,306
Income tax benefit (expense)	16	175	(977)	(141)	—	(927)

Net income	1,367	1,315	1,600	1,406	(4,309)	1,379
Less: Net income attributable to noncontrolling interest	—	—	—	(12)	—	(12)

Net income attributable to DIRECTV	$1,367	$1,315	$1,600	$1,394	$(4,309)	$1,367

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations—As Revised
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$11,733	$3,583	$(36)	$15,280
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	5,243	1,260	(32)	6,471
Subscriber service expenses	—	—	711	380	—	1,091
Broadcast operations expenses	—	—	152	59	(4)	207
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,223	400	—	1,623
Upgrade and retention costs	—	—	643	99	—	742
General and administrative expenses	41	—	589	349	—	979
Venezuelan currency devaluation	—	—	—	166	—	166
Depreciation and amortization expense	—	—	816	593	—	1,409

Total operating costs and expenses	41	—	9,377	3,306	(36)	12,688

Operating profit (loss)	(41)	—	2,356	277	—	2,592
Equity in income of consolidated subsidiaries	1,373	1,540	—	1,276	(4,189)	—
Interest income	10	—	1	36	(6)	41
Interest expense	(1)	(407)	(1)	(33)	6	(436)
Other, net	(4)	—	16	(49)	—	(37)

Income before income taxes	1,337	1,133	2,372	1,507	(4,189)	2,160
Income tax benefit (expense)	13	143	(832)	(125)	—	(801)

Net income	1,350	1,276	1,540	1,382	(4,189)	1,359
Less: Net income attributable to noncontrolling interest	—	—	—	(9)	—	(9)

Net income attributable to DIRECTV	$1,350	$1,276	$1,540	$1,373	$(4,189)	$1,350

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$806	$667	$813	$830	$(2,306)	$810
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains arising during the period	6	6	—	6	(12)	6
Reclassification adjustments included in net income	(28)	(28)	—	(28)	56	(28)
Foreign currency translation adjustments	28	—	—	32	(28)	32

Other comprehensive income (loss)	6	(22)	—	10	16	10

Comprehensive income	812	645	813	840	(2,290)	820
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Comprehensive income attributable to DIRECTV	$812	$645	$813	$832	$(2,290)	$812

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income—As Revised
For the Three Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$660	$624	$747	$676	$(2,046)	$661
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains arising during the period	9	9	—	9	(18)	9
Reclassification adjustments included in net income	(1)	(1)	—	(1)	2	(1)
Foreign currency translation adjustments	—	—	—	(22)	—	(22)
Available for sale securities:
Unrealized holding losses on securities	(3)	—	—	(3)	3	(3)
Reclassification adjustments recognized for net losses during the period	2	—	—	2	(2)	2

Other comprehensive income (loss)	7	8	—	(15)	(15)	(15)

Comprehensive income	667	632	747	661	(2,061)	646
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	21	—	21

Comprehensive income attributable to DIRECTV	$667	$632	$747	$682	$(2,061)	$667

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,367	$1,315	$1,600	$1,406	$(4,309)	$1,379
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(1)	(1)	—	(1)	2	(1)
Reclassification adjustments included in net income	(36)	(36)	—	(36)	72	(36)
Foreign currency translation adjustments	64	—	—	71	(64)	71

Other comprehensive income (loss)	27	(37)	—	34	10	34

Comprehensive income	1,394	1,278	1,600	1,440	(4,299)	1,413
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(19)	—	(19)

Comprehensive income attributable to DIRECTV	$1,394	$1,278	$1,600	$1,421	$(4,299)	$1,394

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income—As Revised
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,350	$1,276	$1,540	$1,382	$(4,189)	$1,359
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(27)	(27)	—	(27)	54	(27)
Reclassification adjustments included in net income	48	48	—	48	(96)	48
Foreign currency translation adjustments	(34)	—	—	(48)	34	(48)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period	1	—	—	1	(1)	1

Other comprehensive income (loss)	(12)	21	—	(26)	(9)	(26)

Comprehensive income	1,338	1,297	1,540	1,356	(4,198)	1,333
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	5	—	5

Comprehensive income attributable to DIRECTV	$1,338	$1,297	$1,540	$1,361	$(4,198)	$1,338

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,007	$1,080	$2,508	$1,712	$(438)	$5,869
Satellites, net	—	—	1,760	704	—	2,464
Property and equipment, net	—	—	3,754	3,120	—	6,874
Goodwill	—	1,828	1,363	801	—	3,992
Intangible assets, net	—	—	517	394	(8)	903
Intercompany receivables	4,937	8,916	23,516	1,562	(38,931)	—
Investment in subsidiaries	(10,232)	19,465	—	(12,413)	3,180	—
Investments and other assets	96	234	313	1,489	(108)	2,024

Total assets	$(4,192)	$31,523	$33,731	$(2,631)	$(36,305)	$22,126

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$294	$1,759	$3,428	$1,450	$(438)	$6,493
Long-term debt	—	18,327	—	112	—	18,439
Deferred income taxes	—	—	1,613	293	(108)	1,798
Intercompany liabilities	1,631	23,494	8,916	4,890	(38,931)	—
Other liabilities and deferred credits	404	356	309	462	(8)	1,523
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,544	14	4,983	3,636	(8,633)	3,544
Retained earnings (accumulated deficit)	(9,777)	(12,405)	14,482	(13,676)	11,599	(9,777)
Accumulated other comprehensive loss	(288)	(22)	—	(192)	214	(288)

Total DIRECTV stockholders' equity (deficit)	(6,521)	(12,413)	19,465	(10,232)	3,180	(6,521)
Noncontrolling interest	—	—	—	394	—	394

Total stockholders' equity (deficit)	(6,521)	(12,413)	19,465	(9,838)	3,180	(6,127)

Total liabilities and stockholders' equity (deficit)	$(4,192)	$31,523	$33,731	$(2,631)	$(36,305)	$22,126

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,042	$(1,033)	$3,139	$1,026	$(1,110)	$3,064

Cash flows from investing activities
Cash paid for property and equipment	—	—	(773)	(644)	—	(1,417)
Cash paid for satellites	—	—	(33)	(76)	—	(109)
Investment in companies, net of cash acquired	—	—	(1)	(7)	—	(8)
Proceeds from sale of investments	—	—	16	13	—	29
Return of capital from subsidiary	425	—	—	—	(425)	—
Intercompany payments (funding)	103	(653)	(2,990)	72	3,468	—
Other, net	—	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	528	(653)	(3,781)	(646)	3,043	(1,509)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	25	—	—	—	25
Proceeds from short-term borrowings	—	270	—	—	—	270
Repayment of short-term borrowings	—	(235)	—	—	—	(235)
Proceeds from long-term debt	—	1,245	—	84	—	1,329
Debt issuance costs	—	(7)	—	—	—	(7)
Repayment of long-term debt	—	(1,000)	—	(26)	—	(1,026)
Repayment of other long-term obligations	—	—	(15)	(19)	—	(34)
Common shares repurchased and retired	(1,386)	—	—	—	—	(1,386)
Stock options exercised	10	—	—	—	—	10
Taxes paid in lieu of shares issued for share-based compensation	(57)	—	(47)	(10)	57	(57)
Excess tax benefit from share-based compensation	22	—	18	4	(22)	22
Intercompany payments (funding)	(75)	2,966	702	(125)	(3,468)	—
Cash dividend to Parent	—	(1,500)	—	—	1,500	—
Other, net	—	(26)	—	(14)	—	(40)

Net cash provided by (used in) financing activities	(1,486)	1,738	658	(106)	(1,933)	(1,129)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(316)	—	(316)

Net increase (decrease) in cash and cash equivalents	84	52	16	(42)	—	110
Cash and cash equivalents at beginning of the period	498	791	6	885	—	2,180

Cash and cash equivalents at end of the period	$582	$843	$22	$843	$—	$2,290

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows—As Revised
For the Six Months Ended June 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$551	$(863)	$3,042	$885	$(605)	$3,010

Cash flows from investing activities
Cash paid for property and equipment	—	—	(820)	(760)	—	(1,580)
Cash paid for satellites	—	—	(108)	(86)	—	(194)
Investment in companies, net of cash acquired	—	—	(21)	(6)	—	(27)
Proceeds from sale of investments	—	—	12	128	—	140
Return of capital from subsidiary	1,382	—	—	—	(1,382)	—
Intercompany funding	(222)	(617)	(2,746)	(121)	3,706	—
Other, net	—	—	2	(20)	—	(18)

Net cash provided by (used in) investing activities	1,160	(617)	(3,681)	(865)	2,324	(1,679)

Cash flows from financing activities
Repayment of commercial paper (maturity 90 days or less), net	—	(105)	—	—	—	(105)
Proceeds from short-term borrowings	—	284	—	—	—	284
Repayment of short-term borrowings	—	(262)	—	—	—	(262)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,390	—	55	—	1,445
Debt issuance costs	—	(7)	—	—	—	(7)
Repayment of long-term debt	—	—	—	(3)	—	(3)
Repayment of other long-term obligations	—	—	(12)	(20)	—	(32)
Common shares repurchased and retired	(1,968)	—	—	—	—	(1,968)
Taxes paid in lieu of shares issued for share-based compensation	(61)	—	(51)	(10)	61	(61)
Excess tax benefit from share-based compensation	24	—	20	4	(24)	24
Intercompany payments	114	2,746	675	171	(3,706)	—
Cash dividend to Parent	—	(1,950)	—	—	1,950	—
Other, net	—	4	—	—	—	4

Net cash provided by (used in) financing activities	(1,891)	2,100	632	197	(1,719)	(681)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	(180)	620	(7)	30	—	463
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at end of the period	$228	$1,348	$4	$785	$—	$2,365

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on June 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2013:

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

  •
  Those and the other factors that are described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2013.

        In addition, below are risk factors relating to the proposed AT&T merger transaction:

  •
  The value of the stock portion of the merger consideration is subject to changes based on fluctuations in the value of AT&T common stock, and DIRECTV stockholders may receive stock consideration with a value that, at the time received, is less than $66.50 per share of DIRECTV common stock.

  •
  AT&T and DIRECTV may have difficulty attracting, motivating and retaining executives and other key employees in light of the merger.

  •
  Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

  •
  In order to complete the merger, AT&T and DIRECTV must make certain governmental filings and obtain certain governmental authorizations, and if such filings and authorizations are not made or granted or are granted with conditions, completion of the merger may be jeopardized or the anticipated benefits of the merger could be reduced.

  •
  AT&T's and DIRECTV's business relationships may be subject to disruption due to uncertainty associated with the merger.

  •
  The merger agreement limits DIRECTV's ability to pursue alternatives to the merger and may discourage other companies from trying to acquire DIRECTV for greater consideration than what AT&T has agreed to pay.

  •
  Failure to complete the merger could negatively impact the stock price and the future business and financial results of AT&T and DIRECTV.

  •
  The shares of AT&T common stock to be received by DIRECTV stockholders as a result of the merger will have rights different from the shares of DIRECTV common stock.

DIRECTV

  •
  After the merger, DIRECTV stockholders will have a significantly lower ownership and voting interest in AT&T than they currently have in DIRECTV and will exercise less influence over management.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$8,109	$7,700	$15,964	$15,280
Total operating costs and expenses	6,685	6,350	13,313	12,688

Operating profit	1,424	1,350	2,651	2,592
Interest income	12	19	25	41
Interest expense	(230)	(219)	(462)	(436)
Other, net	35	(75)	92	(37)

Income before income taxes	1,241	1,075	2,306	2,160
Income tax expense	(431)	(414)	(927)	(801)

Net income	810	661	1,379	1,359
Less: Net income attributable to noncontrolling interest	(4)	(1)	(12)	(9)

Net income attributable to DIRECTV	$806	$660	$1,367	$1,350

Basic earnings attributable to DIRECTV per common share	$1.60	$1.19	$2.70	$2.39
Diluted earnings attributable to DIRECTV per common share	$1.59	$1.18	$2.67	$2.37
Weighted average number of total common shares outstanding (in millions):
Basic	504	556	507	565
Diluted	508	561	512	569

	June 30, 2014	December 31, 2013
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,290	$2,180
Total current assets	5,869	5,953
Total assets	22,126	21,905
Total current liabilities	6,493	6,530
Long-term debt	18,439	18,284
Redeemable noncontrolling interest	—	375
Total stockholders' deficit	(6,127)	(6,544)

Reference
should be made to the Notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,424	$1,350	$2,651	$2,592
Add: Depreciation and amortization expense	729	731	1,443	1,409

Operating profit before depreciation and amortization	$2,153	$2,081	$4,094	$4,001

Operating profit before depreciation and amortization margin	26.6%	27.0%	25.6%	26.2%
Cash flow information
Net cash provided by operating activities	$1,474	$1,474	$3,064	$3,010
Net cash used in investing activities	(802)	(861)	(1,509)	(1,679)
Net cash provided by (used in) financing activities	(1,396)	73	(1,129)	(681)
Free cash flow(2)
Net cash provided by operating activities	1,474	1,474	3,064	3,010
Less: Cash paid for property and equipment	(767)	(832)	(1,417)	(1,580)
Less: Cash paid for satellites	(55)	(116)	(109)	(194)

Free cash flow	$652	$526	$1,538	$1,236

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended June 30, 2014
DIRECTV U.S.	$6,272	77.3%	$1,319	$429	$1,748
Sky Brasil	1,011	12.5%	114	175	289
PanAmericana and Other	778	9.6%	28	121	149

DIRECTV Latin America	1,789	22.1%	142	296	438
Sports Networks, Eliminations and Other	48	0.6%	(37)	4	(33)

Total	$8,109	100.0%	$1,424	$729	$2,153

June 30, 2013
DIRECTV U.S.	$5,943	77.2%	$1,241	$410	$1,651
Sky Brasil	942	12.2%	56	206	262
PanAmericana and Other	744	9.7%	83	110	193

DIRECTV Latin America	1,686	21.9%	139	316	455
Sports Networks, Eliminations and Other	71	0.9%	(30)	5	(25)

Total	$7,700	100.0%	$1,350	$731	$2,081

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended June 30, 2014
DIRECTV U.S.	$12,359	77.4%	$2,562	$855	$3,417
Sky Brasil	1,950	12.2%	262	338	600
PanAmericana and Other	1,560	9.8%	(146)	243	97

DIRECTV Latin America	3,510	22.0%	116	581	697
Sports Networks, Eliminations and Other	95	0.6%	(27)	7	(20)

Total	$15,964	100.0%	$2,651	$1,443	$4,094

June 30, 2013
DIRECTV U.S.	$11,733	76.8%	$2,356	$816	$3,172
Sky Brasil	1,907	12.4%	210	363	573
PanAmericana and Other	1,507	9.9%	46	216	262

DIRECTV Latin America	3,414	22.3%	256	579	835
Sports Networks, Eliminations and Other	133	0.9%	(20)	14	(6)

Total	$15,280	100.0%	$2,592	$1,409	$4,001

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2014, DIRECTV U.S. had approximately 20.2 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of June 30, 2014, PanAmericana had approximately 6.9 million subscribers, Sky Brasil had approximately 5.6 million subscribers and Sky Mexico had approximately 6.4 million subscribers.

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

Proposed AT&T Merger Transaction

        On May 18, 2014, DIRECTV and AT&T announced that they have entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock-and-cash transaction. The agreement has been approved unanimously by the Boards of Directors of both companies. Subject to the conditions in the merger agreement, at the effective time of the merger, DIRECTV shareholders will receive $95.00 per share under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that DIRECTV shareholders will receive 1.905 AT&T shares if AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if AT&T stock price is above $38.58 at closing. If AT&T stock price at closing is between $34.90 and $38.58, DIRECTV shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. The merger is subject to approval by DIRECTV shareholders and review by the U.S. Federal Communications Commission, U.S. Department of Justice, and the Instituto Federal

DIRECTV

de Telecomunicaciones in Mexico. The transaction is expected to close within approximately 12 months of signing.

        In connection with the proposed combination with AT&T, Inc., DIRECTV has made certain representations, warranties and covenants in the Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on May 19, 2014 (the "Merger Agreement"), including, among other things, covenants by the Company to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to take certain actions prior to the closing of the Merger without the prior approval of AT&T.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Senior Notes

Six Months Ended June 30, 2014 Financing Transactions

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

        During the second quarter of 2014, DIRECTV U.S. entered into interest rate swap contracts converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate in order to manage our interest rate exposure by adjusting our mix of fixed rate and floating rate debt. The total notional amount of these interest rate swaps was $3,000 million as of June 30, 2014. These interest rate swaps are designated and qualify as fair value hedges. The terms of the interest rate swap contracts correspond to the related hedged senior notes and have maturities ranging from March 2021 to April 2024.

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

DIRECTV

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

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.6 bolivars per U.S. dollar as of June 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.98 bolivars per U.S. dollar as of June 30, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of June 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.6 bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of June 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $519 million, based on the SICAD 1 exchange rate of 10.6 bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

DIRECTV

KEY TERMINOLOGY

        The following key terminology is used in management's discussion and analysis of financial condition and results of operations:

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, advanced receiver service fees (which include HD, DVR and multi-room viewing), pay-per-view programming, and seasonal live sporting events. We also earn revenues from monthly fees we charge subscribers for multiple set-top receivers, hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

DIRECTV

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,272	$5,943	$329	5.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,800	2,642	158	6.0%
Subscriber service expenses	374	360	14	3.9%
Broadcast operations expenses	75	71	4	5.6%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	661	594	67	11.3%
Upgrade and retention costs	314	324	(10)	(3.1)%
General and administrative expenses	300	301	(1)	(0.3)%
Depreciation and amortization expense	429	410	19	4.6%

Total operating costs and expenses	4,953	4,702	251	5.3%

Operating profit	$1,319	$1,241	$78	6.3%

Operating profit margin	21.0%	20.9%	—	—
Other data:
Operating profit before depreciation and amortization	$1,748	$1,651	$97	5.9%
Operating profit before depreciation and amortization margin	27.9%	27.8%	—	—
Total number of subscribers (in thousands)	20,231	20,021	210	1.0%
ARPU	$103.26	$98.73	$4.53	4.6%
Average monthly subscriber churn %	1.55%	1.53%	—	1.3%
Gross subscriber additions (in thousands)	908	839	69	8.2%
Subscriber disconnections (in thousands)	942	923	19	2.1%
Net subscriber disconnections (in thousands)	(34)	(84)	50	(59.5)%
Average subscriber acquisition costs—per subscriber (SAC)	$855	$888	$(33)	(3.7)%
Capital expenditures:
Property and equipment	$183	$154	$29	18.8%
Subscriber leased equipment—subscriber acquisitions	115	151	(36)	(23.8)%
Subscriber leased equipment—upgrade and retention	104	119	(15)	(12.6)%
Satellites	22	55	(33)	(60.0)%

Total capital expenditures	$424	$479	$(55)	(11.5)%

        Subscribers.    In the second quarter of 2014, net subscriber disconnections decreased primarily due to higher gross subscriber additions, partially offset by a higher number of subscriber disconnections mainly associated with the higher average monthly subscriber churn as compared to the second quarter

DIRECTV

of 2013. Gross subscriber additions increased as a result of streamlined promotional offers and investments in retail distributors. Average monthly subscriber churn was higher in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to a more competitive environment.

        Revenues.    DIRECTV U.S. revenues increased in the second quarter of 2014 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher advanced receiver service fees, higher fees for our new enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs and higher subscriber acquisition costs. Upgrade and retention costs decreased primarily due to lower equipment costs used for subscriber upgrades to advanced products. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base. Subscriber acquisition costs increased as a result of the higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower advanced products equipment costs.

        Operating profit before depreciation and amortization margin improved primarily due to the higher revenues combined with lower upgrade and retention and relatively unchanged general and administrative expenses, partially offset by higher broadcast programming and other costs, as well as higher subscriber acquisition costs.

        Operating profit.    Operating profit and operating profit margin increased in the second quarter of 2014 as compared to the second quarter of 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,789	$1,686	$103	6.1%
Operating profit before depreciation and amortization	438	455	(17)	(3.7)%
Operating profit before depreciation and amortization margin	24.5%	27.0%	—	—
Operating profit	$142	$139	$3	2.2%
Operating profit margin	7.9%	8.2%	—	—
Other data:
ARPU	$48.88	$51.13	$(2.25)	(4.4)%
Average monthly total subscriber churn %(2)	2.10%	3.10%	—	(32.3)%
Average monthly post-paid subscriber churn %(2)	1.90%	2.86%	—%	(33.6)%
Total number of subscribers (in thousands)(1)(2)	12,472	11,077	1,395	12.6%
Gross subscriber additions (in thousands)(1)	1,311	1,189	122	10.3%
Net subscriber additions (in thousands)(1)(2)	543	165	378	229.1%
Capital expenditures:
Property and equipment	$70	$39	$31	79.5%
Subscriber leased equipment—subscriber acquisitions	185	252	(67)	(26.6)%
Subscriber leased equipment—upgrade and retention	108	117	(9)	(7.7)%
Satellites	27	58	(31)	(53.4)%

Total capital expenditures	$390	$466	$(76)	(16.3)%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(2)
Based on the results of an internal investigation, we determined that, beginning in 2012, certain employees of Sky Brasil directed activities which were inconsistent with Sky Brasil's authorized policies for subscriber retention and churn management. These activities had the effect of artificially reducing churn and increasing the Sky Brasil subscriber base during portions of 2013. As a result, subscribers who would have previously ceased receiving Sky Brasil service were terminated as subscribers pursuant to Sky Brasil's authorized policies. We estimate that as of June 30, 2013, our subscriber count would have been approximately 200,000 lower than the number of subscribers previously reported if the identified improper actions had not been taken. See the Current Report on Form 8-K filed with the SEC on June 27, 2013 for further details.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Three Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,011	$942	$69	7.3%
Operating profit before depreciation and amortization	289	262	27	10.3%
Operating profit before depreciation and amortization margin	28.6%	27.8%	—	—
Operating profit	$114	$56	$58	103.6%
Operating profit margin	11.3%	5.9%	—	—
Other Data:
ARPU	$60.77	$60.32	$0.45	0.7%
Total number of subscribers (in thousands)(1)	5,617	5,167	450	8.7%
Total capital expenditures	$229	$263	$(34)	(12.9)%

(1)
See Note (2) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In the second quarter of 2014 net subscriber additions increased due to higher gross subscriber additions and lower average monthly churn. Gross subscriber additions increased driven by demand for the FIFA World Cup. Total average monthly churn decreased primarily due to the improper crediting of certain subscriber accounts and associated corrective actions in the second quarter of 2013.

        Revenues.    Revenues increased in the second quarter of 2014 primarily due to subscriber growth and an increase in ARPU. The increase in ARPU was primarily due to a decrease in promotional offers to subscribers and an increase in advanced services, mostly offset by unfavorable exchange rates.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit depreciation and amortization margin increased in the second quarter of 2014 as compared to the second quarter of 2013 primarily due to higher revenues, partially offset by higher broadcast operations expenses associated with our broadband network buildout. Operating profit before depreciation and amortization was also impacted by higher broadcast programming and other costs due to subscriber growth.

        Operating profit.    Operating profit and operating profit margin increased in the second quarter of 2014 as compared to the second quarter of 2013. This increase was due to the increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as a decrease in depreciation and amortization expense in the second quarter of 2014 as compared to the second quarter of 2013, resulting from lower subscriber churn partially offset by higher total capitalized subscriber leased equipment.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$778	$744	$34	4.6%
Operating profit before depreciation and amortization	149	193	(44)	(22.8)%
Operating profit before depreciation and amortization margin	19.2%	25.9%	—	—
Operating profit	$28	$83	$(55)	(66.3)%
Operating profit margin	3.6%	11.2%	—	—
Other Data:
ARPU	$38.96	$42.96	$(4.00)	(9.3)%
Total number of subscribers (in thousands)	6,855	5,910	945	16.0%
Total capital expenditures	$161	$203	$(42)	(20.7)%

        Subscribers.    In the second quarter of 2014 net subscriber additions increased primarily due to higher gross additions and lower average monthly total subscriber churn resulting from demand for the FIFA World Cup as well as higher prepaid subscriber reconnections.

        Revenues.    Revenues increased in the second quarter of 2014 primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily driven by currency depreciation in Venezuela and Argentina and a higher penetration of lower ARPU mass market subscribers, partially offset by price increases and an increase in the number of subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the second quarter of 2014 as compared to the second quarter of 2013 due to higher broadcast programming costs associated with special events, including the FIFA World Cup and higher subscriber acquisition costs primarily resulting from the increase in gross subscriber additions. Operating profit before depreciation and amortization margin also decreased due to inflation and the timing of price increases in Venezuela.

        Operating profit.    Operating profit and operating profit margin decreased in the second quarter of 2014 as compared to the second quarter of 2013 due to a decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installations costs.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $12 million in the second quarter of 2014 and $19 million in the second quarter of 2013.

        Interest expense.    The increase in interest expense to $230 million in the second quarter of 2014 from $219 million in the second quarter of 2013 was primarily due to the higher average debt balance.

DIRECTV

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
	2014	2013	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$34	$24	$10
Net gains from sale of investments	15	1	14
Loss on early extinguishment of debt	(19)	—	(19)
Net foreign currency transaction gain (loss)	5	(39)	44
Fair-value gain (loss) on non-employee stock options	1	(2)	3
DSN Northwest deconsolidation charge	—	(59)	59
Other	(1)	0	(1)

Total	$35	$(75)	$110

        Income Tax Expense.    We recognized income tax expense of $431 million for the second quarter of 2014 compared to $414 million for the second quarter of 2013. The effective tax rate for the second quarter of 2014 was 34.7% compared to 38.5% for the second quarter of 2013, primarily due to lower foreign taxes during the second quarter of 2014.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2014	2013
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.60	$1.19
Diluted earnings attributable to DIRECTV per common share	$1.59	$1.18
Weighted average number of common shares outstanding:
Basic	504	556
Diluted	508	561

        The increases in basic and diluted earnings per share were due to higher net income attributable to DIRECTV, partially offset by a reduction in weighted average shares outstanding resulting from our share repurchase program.

DIRECTV

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$12,359	$11,733	$626	5.3%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	5,568	5,243	325	6.2%
Subscriber service expenses	733	711	22	3.1%
Broadcast operations expenses	147	152	(5)	(3.3)%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,309	1,223	86	7.0%
Upgrade and retention costs	595	643	(48)	(7.5)%
General and administrative expenses	590	589	1	0.2%
Depreciation and amortization expense	855	816	39	4.8%

Total operating costs and expenses	9,797	9,377	420	4.5%

Operating profit	$2,562	$2,356	$206	8.7%

Operating profit margin	20.7%	20.1%	—	—
Other data:
Operating profit before depreciation and amortization	$3,417	$3,172	$245	7.7%
Operating profit before depreciation and amortization margin	27.6%	27.0%	—	—
Total number of subscribers (in thousands)	20,231	20,021	210	1.0%
ARPU	$101.72	$97.43	$4.29	4.4%
Average monthly subscriber churn %	1.50%	1.49%	—	0.7%
Gross subscriber additions (in thousands)	1,799	1,732	67	3.9%
Subscriber disconnections (in thousands)	1,821	1,795	26	1.4%
Net subscriber disconnections (in thousands)	(22)	(63)	41	(65.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$857	$894	$(37)	(4.1)%
Capital expenditures:
Property and equipment	$327	$265	$62	23.4%
Subscriber leased equipment—subscriber acquisitions	232	325	(93)	(28.6)%
Subscriber leased equipment—upgrade and retention	214	230	(16)	(7.0)%
Satellites	33	108	(75)	(69.4)%

Total capital expenditures	$806	$928	$(122)	(13.1)%

        Subscribers.    In the six months ended June 30, 2014, net subscriber disconnections decreased due to higher gross subscriber additions, partially offset by a higher number of subscriber disconnections mainly associated with the larger subscriber base compared to the six months ended June 30, 2013. Gross subscriber additions increased as a result of streamlined promotional offers and investments in retail distributors. Average monthly subscriber churn remained relatively unchanged for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

DIRECTV

        Revenues.    DIRECTV U.S. revenues increased in the six months ended June 30, 2014 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for our new enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs and higher subscriber acquisition costs. Upgrade and retention costs decreased primarily due to lower equipment costs used for subscriber upgrades to advanced products. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base. Subscriber acquisition costs increased mainly as a result of the higher gross subscriber additions. SAC per subscriber, which includes the cost of capitalized set-top receivers, decreased due to lower equipment costs for advanced products on a per subscriber basis.

        Operating profit before depreciation and amortization margin increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to the higher revenues coupled with lower upgrade and retention costs and relatively unchanged general and administrative expenses, partially offset by higher broadcast programming and other costs.

        Operating profit.    Operating profit and operating profit margin increased in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

	Six Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,510	$3,414	$96	2.8%
Operating profit before depreciation and amortization(1)	697	835	(138)	(16.5)%
Operating profit before depreciation and amortization margin(1)	19.9%	24.5%	—	—
Operating profit(1)	$116	$256	$(140)	(54.7)%
Operating profit margin(1)	3.3%	7.5%	—	—
Other data:
ARPU(2)	$48.79	$52.82	$(4.03)	(7.6)%
Average monthly total subscriber churn %(2)	2.11%	2.51%	—	(15.9)%
Average monthly post-paid subscriber churn %(2)	1.88%	2.31%	—	(18.6)%
Total number of subscribers (in thousands)(2)(3)	12,472	11,077	1,395	12.6%
Gross subscriber additions (in thousands)(3)(4)	2,422	2,370	52	2.2%
Net subscriber additions (in thousands)(2)(3)(4)	904	748	156	20.9%
Capital expenditures:
Property and equipment	$126	$80	$46	57.5%
Subscriber leased equipment—subscriber acquisitions	313	447	(134)	(30.0)%
Subscriber leased equipment—upgrade and retention	204	233	(29)	(12.4)%
Satellites	65	80	(15)	(18.8)%

Total capital expenditures	$708	$840	$(132)	(15.7)%

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

(2)
Based on the results of an internal investigation, we determined that, beginning in 2012, certain employees of Sky Brasil directed activities which were inconsistent with Sky Brasil's authorized policies for subscriber retention and churn management. These activities had the effect of artificially reducing churn and increasing the Sky Brasil subscriber base during portions of 2013. As a result, subscribers who would have previously ceased receiving Sky Brasil service were terminated as subscribers pursuant to Sky Brasil's authorized policies. We estimate that as of June 30, 2013, our subscriber count would have been approximately 200,000 lower than the number of subscribers previously reported if the identified improper actions had not been taken. See the Current Report on Form 8-K filed with the SEC on June 27, 2013 for further details.

(3)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

(4)
Gross and net subscriber additions exclude 1,000 subscribers acquired in transactions in Brazil during during the first quarter of 2013.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Six Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,950	$1,907	$43	2.3%
Operating profit before depreciation and amortization	600	573	27	4.7%
Operating profit before depreciation and amortization margin	30.8%	30.0%	—	—
Operating profit	$262	$210	$52	24.8%
Operating profit margin	13.4%	11.0%	—	—
Other Data:
ARPU	$59.21	$61.72	$(2.51)	(4.1)%
Total number of subscribers (in thousands)(1)	5,617	5,167	450	8.7%
Total capital expenditures	$390	$470	$(80)	(17.0)%

(1)
See Note (2) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In the six months ended June 30, 2014, net subscriber additions increased primarily due to higher gross subscriber additions and lower total average monthly churn. Gross subscriber additions increased driven by higher demand for the FIFA World Cup and advanced products. Total average monthly churn decreased primarily due to the improper crediting of certain subscriber accounts and associated corrective actions in the second quarter of 2013.

        Revenues.    Revenues increased in the six months ended June 30, 2014, primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by higher ARPU in local currency terms, which resulted from a reduction in promotional offers to subscribers and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily due to higher revenues partially offset by higher broadcast programming and other costs mainly related to subscriber growth, higher broadcast operations expenses primarily associated with the buildout of our broadband network.

        Operating profit before depreciation and amortization margin increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 primarily driven by a reduction in promotional offers to subscribers coupled with slower relative growth in broadcast programming and other costs.

        Operating profit.    Operating profit and operating profit margin increased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. These increases were due to the increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as a decrease in depreciation and amortization expense

DIRECTV

in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, resulting from lower subscriber churn partially offset by higher total capitalized subscriber leased equipment.

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Six Months Ended and As of June 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,560	$1,507	$53	3.5%
Operating profit before depreciation and amortization(1)	97	262	(165)	(63.0)%
Operating profit before depreciation and amortization margin(1)	6.2%	17.4%	—	—
Operating profit (loss)(1)	$(146)	$46	$(192)	(417.4)%
Operating profit margin(1)	NM *	3.1%	—	—
Other Data:
ARPU	$39.99	$44.79	$(4.80)	(10.7)%
Total number of subscribers (in thousands)	6,855	5,910	945	16.0%
Total capital expenditures	$318	$370	$(52)	(14.1)%

*
Not meaningful

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In the six months ended June 30, 2014, net subscriber additions increased as lower gross subscriber additions were more than offset by lower total average monthly subscriber churn. Gross subscriber additions decreased primarily from certain limitations on importing set-top receivers for new subscribers in Venezuela, partially offset by an increase in gross subscriber additions in Argentina and Chile related to demand for the FIFA World Cup. Total average monthly churn decreased primarily due to the demand for FIFA World Cup and higher prepaid subscriber reconnections.

        Revenues.    Revenues increased in the six months ended June 30, 2014, primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by price increases and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, primarily in Venezuela as a result of the $281 million devaluation charge recorded in the first quarter of 2014 as compared to the $166 million charge resulting from the devaluation of the bolivar fuerte recorded in the first quarter of 2013. Also contributing to the decrease were higher broadcast programming costs associated with special events, including the FIFA World Cup. Operating profit before depreciation and amortization margin also decreased due to inflation and the timing of price increases in Venezuela.

DIRECTV

        Operating profit.    Operating profit and operating profit margin decreased in the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense as a result of higher total capitalized subscriber leased equipment.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $25 million in the six months ended June 30, 2014 and $41 million in the six months ended June 30, 2013.

        Interest expense.    The increase in interest expense to $462 million in the six months ended June 30, 2014 from $436 million in the six months ended June 30, 2013 was primarily a result of the higher average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
	2014	2013	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$78	$56	$22
Net gains from sale of investments	24	8	16
Loss on early extinguishment of debt	(19)	—	(19)
Net foreign currency transaction gain (loss)	11	(33)	44
Fair-value gain (loss) on non-employee stock options	3	(4)	7
DSN Northwest deconsolidation charge	—	(59)	59
Other	(5)	(5)	0

Total	$92	$(37)	$129

        Income Tax Expense.    We recognized income tax expense of $927 million for the six months ended June 30, 2014 compared to $801 million for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014 was 40.2% compared to 37.1% for the six months ended June 30, 2013, primarily due to the unfavorable tax impact of a larger Venezuela currency devaluation in 2014.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Six Months Ended June 30,
	2014	2013
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$2.70	$2.39
Diluted earnings attributable to DIRECTV per common share	$2.67	$2.37
Weighted average number of common shares outstanding:
Basic	507	565
Diluted	512	569

DIRECTV

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program and higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of June 30, 2014, there were no borrowings outstanding under the revolving credit facilities. DIRECTV U.S. also has a commercial paper program backed by its revolving credit facilities. As of June 30, 2014, we had $260 million of short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2014, Sky Brasil had borrowings of R$382 million ($173 million) outstanding under the BNDES facility.

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. As of June 30, 2014, Sky Brasil had borrowings of R$48 million ($21 million) under the facility.

        As of June 30, 2014, our cash and cash equivalents totaled $2,290 million compared to $2,180 million at December 31, 2013. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 0.90 at June 30, 2014 and 0.91 at December 31, 2013.

Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities increased to $3,064 million for the six months ended June 30, 2014 from $3,010 million for the six months ended June 30, 2013. The increase is primarily a result of an increase in operating profit before depreciation and amortization expense and changes in working capital.

Cash Flows Used in Investing Activities

        Net cash flows used in investing activities decreased to $1,509 million for the six months ended June 30, 2014 from $1,679 million for the six months ended June 30, 2013. The decrease resulted primarily from lower capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. and DIRECTV Latin America, as well as a decrease in capital expenditures for satellites. In addition, proceeds from the sale of investments decreased due to the partial sale of our equity method investment in GSN, for which we received proceeds in April 2013.

Cash Flows Used in Financing Activities

        Net cash flows used in financing activities increased to $1,129 million for the six months ended June 30, 2014 from net cash flows used in financing activities of $681 million for the six months ended June 30, 2013. The increase is primarily due to the repayment of our 4.750% senior notes due in 2014, partially offset by a reduction in common shares repurchased and retired.

DIRECTV

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement under which AT&T would combine with DIRECTV in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent. During the six months ended June 30, 2014, we repurchased and retired 19 million common shares for $1,386 million, at an average price of $73.82.

Debt

        At June 30, 2014, we had $19,981 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S. and borrowings under the BNDES and Desenvolve SP financing facilities at Sky Brasil. Our outstanding borrowings are more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2013 Form 10-K/A.

        We may incur additional borrowings in the future in order to refinance or repay maturing indebtedness. We may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

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

        During the second quarter of 2014, DIRECTV U.S. entered into interest rate swap contracts converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate in order to manage our interest rate exposure by adjusting our mix of fixed rate and floating rate debt. The total notional amount of these interest rate swaps was $3,000 million as of June 30, 2014. These interest rate swaps are designated and qualify as fair value hedges. The terms of the interest rate swap contracts correspond to the related hedged senior notes and have maturities ranging from March 2021 to April 2024.

        At June 30, 2014, DIRECTV U.S.' senior notes had a carrying value of $19,527 million and a weighted-average coupon of 4.15%. The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $14,116 million in 2019 and thereafter.

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

DIRECTV

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

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of June 30, 2014, we had $260 million of short-term commercial paper outstanding, with a weighted average maturity of 59 days, at a weighted average yield of 0.41%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of June 30, 2014, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At June 30, 2014, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur. The revolving credit facilities provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

        DIRECTV Guarantors.    DIRECTV guarantees all of the senior notes then outstanding, jointly and severally with DIRECTV Holdings LLC's material domestic subsidiaries. DIRECTV unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due

DIRECTV

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2014, Sky Brasil had borrowings of R$382 ($173 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.70% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.20 / $1.00 at June 30, 2014.

        Borrowings under the BNDES facility mature as follows: R$87 million ($39 million) in 2014, R$183 million ($83 million) in 2015, R$103 million ($47 million) in 2016 and R$9 million ($4 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$543 million ($246 million) based on the exchange rate at the time of purchase.

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denonimated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of June 30, 2014, Sky Brasil had borrowings of R$48 million ($21 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.20 / $1.00 at June 30, 2014.

DIRECTV

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

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 10.6 bolivars per U.S. dollar as of June 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.98 bolivars per U.S. dollar as of June 30, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of June 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 10.6 bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of June 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $519 million, based on the SICAD 1 exchange rate of 10.6 bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

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

DIRECTV

satellites and broadcast equipment, satellite anomalies or signal theft. Additionally, DIRECTV U.S.' ability to borrow under the revolving credit facilities is contingent upon DIRECTV U.S. meeting financial and other covenants associated with its facilities as more fully described above.

Dividend Policy

        Dividends may be paid on our common stock only when, as, and if declared by our Board of Directors in its sole discretion. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings for the development of our businesses or other corporate purposes.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2014, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2013. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $434 million as of June 30, 2014. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$30,693	$514	$5,231	$3,459	$21,489
Purchase obligations(b)	4,374	1,141	1,911	608	714
Operating lease obligations(c)	942	50	196	175	521
Capital lease obligations(d)	1,372	50	285	264	773

Total	$37,381	$1,755	$7,623	$4,506	$23,497

(a)
The cash payments due for long-term debt include interest payments based on the outstanding principal amounts and the applicable fixed interest rates as of June 30, 2014. The obligations do not reflect potential prepayments required under indentures.

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

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2013.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2014. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2013.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2014 or subsequent thereto, but before the filing of the report, are summarized below:

        DIRECTV Shareholder Litigation—Proposed DIRECTV and AT&T Merger.    Beginning on May 21, 2014, and following the May 18, 2014 announcement that DIRECTV had entered into a definitive agreement to combine with AT&T, Inc., several shareholder putative class action lawsuits have been filed, six in Delaware Chancery Court ("Delaware Actions"), and one in California Superior Court ("California Action"), against DIRECTV, its directors and AT&T, Inc., alleging breach of fiduciary duties in connection with the proposed transaction. The complaints generally and collectively assert that defendants failed to maximize the value of DIRECTV, and seek to enjoin the proposed transaction as well as unspecified damages, costs and fees. Service has been accepted by DIRECTV and its directors in all pending cases. An Order consolidating the Delaware Actions and appointing Lead Plaintiff and Lead Counsel was entered on July 21, 2014. Discovery in Delaware Actions stayed pending the filing of a Consolidated Complaint. The California Action has been stayed pending a court status conference scheduled for August 12, 2014. Insofar as the allegations in these lawsuits can be analyzed by us at this early stage, we believe the claims are without merit and intend to defend the actions vigorously.

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

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement, under which AT&T would combine with DIRECTV in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent.

        A summary of the repurchase activity for the three months ended June 30, 2014 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value that May Yet Be Purchased Under the Plans or Programs
	(Amounts in Millions, Except Per Share Amounts)
April 1-30, 2014	4	$76.80	4	$3,127
May 1-31, 2014	2	83.49	2	2,977
June 1-30, 2014	—	—	—	2,977

Total	6	78.87	6	2,977

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
2.1	Agreement and Plan of Merger, dated as of May 18, 2014, by and among DIRECTV, AT&T Inc. and Steam Merger Sub LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K of DIRECTV filed May 18, 2014 (SEC File No. 1-34554))
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

††
Management contract or compensatory plan or arrangement.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: August 1, 2014	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document