Form 10-Q
period 2014-09-30
DIRECTV
filed 2014-11-07
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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

        As of November 3, 2014, the registrant had outstanding 502,236,708 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$8,374	$7,880	$24,338	$23,160
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,732	3,441	10,613	9,912
Subscriber service expenses	608	583	1,733	1,674
Broadcast operations expenses	108	98	312	305
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	980	941	2,705	2,564
Upgrade and retention costs	398	411	1,081	1,153
General and administrative expenses	571	473	1,542	1,452
Venezuelan currency devaluation charge	—	—	281	166
Depreciation and amortization expense	755	708	2,198	2,117

Total operating costs and expenses	7,152	6,655	20,465	19,343

Operating profit	1,222	1,225	3,873	3,817
Interest income	18	15	43	56
Interest expense	(215)	(182)	(677)	(618)
Other, net	1	43	93	6

Income before income taxes	1,026	1,101	3,332	3,261
Income tax expense	(411)	(391)	(1,338)	(1,192)

Net income	615	710	1,994	2,069
Less: Net income attributable to noncontrolling interest	(4)	(11)	(16)	(20)

Net income attributable to DIRECTV	$611	$699	$1,978	$2,049

Basic earnings attributable to DIRECTV per common share	$1.22	$1.29	$3.92	$3.68
Diluted earnings attributable to DIRECTV per common share	$1.21	$1.28	$3.88	$3.65
Weighted average number of common shares outstanding (in millions):
Basic	502	541	505	557
Diluted	507	545	510	562

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Net income	$615	$710	$1,994	$2,069
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	7	(1)	7	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	8	12	8	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	1	—	1
Cash flows hedges:
Unrealized gains (losses) arising during the period	(49)	78	(50)	51
Reclassification adjustments included in net income	94	(61)	58	(13)
Foreign currency translation adjustments	(106)	(3)	(35)	(51)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period	—	—	—	1

Other comprehensive income (loss)	(46)	26	(12)	—

Comprehensive income	569	736	1,982	2,069
Less: Comprehensive (income) loss attributable to noncontrolling interest	6	(11)	(13)	(6)

Comprehensive income attributable to DIRECTV	$575	$725	$1,969	$2,063

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$2,898	$2,180
Accounts receivable, net of allowances of $118 and $95	2,485	2,547
Inventories	269	283
Deferred income taxes	115	140
Prepaid expenses and other	748	803

Total current assets	6,515	5,953
Satellites, net	2,485	2,467
Property and equipment, net	6,785	6,650
Goodwill	3,955	3,970
Intangible assets, net	883	920
Investments and other assets	1,971	1,945

Total assets	$22,594	$21,905

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,268	$4,685
Unearned subscriber revenues and deferred credits	765	589
Current debt	1,439	1,256

Total current liabilities	6,472	6,530
Long-term debt	18,311	18,284
Deferred income taxes	1,759	1,804
Other liabilities and deferred credits	1,609	1,456
Commitments and contingencies
Redeemable noncontrolling interest	—	375
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 502,236,561 and 519,306,232 shares issued and outstanding of common stock at September 30, 2014 and December 31, 2013, respectively	3,569	3,652
Accumulated deficit	(9,180)	(9,874)
Accumulated other comprehensive loss	(334)	(322)

Total DIRECTV stockholders' deficit	(5,945)	(6,544)
Noncontrolling interest	388	—

Total stockholders' deficit	(5,557)	(6,544)

Total liabilities and stockholders' deficit	$22,594	$21,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,994	$2,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,198	2,117
Venezuelan currency devaluation charge	281	166
DSN Northwest deconsolidation charge	—	59
Amortization of deferred revenues and deferred credits	(37)	(40)
Share-based compensation expense	70	79
Equity in earnings from unconsolidated affiliates	(99)	(86)
Net foreign currency exchange and transaction losses	73	42
Dividends received	2	38
Net gains from sale of investments	(18)	(8)
Deferred income taxes	116	(19)
Excess tax benefit from share-based compensation	(23)	(24)
Other	56	(91)
Change in other operating assets and liabilities:
Accounts receivable	129	200
Inventories	14	53
Prepaid expenses and other	40	9
Accounts payable and accrued liabilities	(399)	(477)
Unearned subscriber revenue and deferred credits	176	152
Other, net	153	116

Net cash provided by operating activities	4,726	4,355

Cash Flows From Investing Activities
Cash paid for property and equipment	(2,207)	(2,471)
Cash paid for satellites	(189)	(276)
Investment in companies, net of cash acquired	(14)	(47)
Proceeds from sale of investments	30	140
Other, net	(4)	(158)

Net cash used in investing activities	(2,384)	(2,812)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	—	90
Proceeds from short-term borrowings	300	441
Repayment of short-term borrowings	(371)	(327)
Proceeds from borrowings under revolving credit facility	—	10
Repayment of borrowings under revolving credit facility	—	(10)
Proceeds from long-term debt	1,406	1,484
Debt issuance costs	(7)	(8)
Repayment of long-term debt	(1,044)	(9)
Repayment of other long-term obligations	(50)	(48)
Common shares repurchased and retired	(1,386)	(3,228)
Stock options exercised	10	—
Taxes paid in lieu of shares issued for share-based compensation	(58)	(61)
Excess tax benefit from share-based compensation	23	24
Other, net	(64)	6

Net cash used in financing activities	(1,241)	(1,636)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(383)	(187)

Net increase (decrease) in cash and cash equivalents	718	(280)
Cash and cash equivalents at beginning of the period	2,180	1,902

Cash and cash equivalents at end of the period	$2,898	$1,622

Supplemental Cash Flow Information
Cash paid for interest	$786	$784
Cash paid for income taxes	1,134	1,035

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

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on June 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 1, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after August 1, 2014 and through the date of this report.

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

Proposed AT&T Merger Transaction

        On May 18, 2014, DIRECTV and AT&T Inc., or AT&T, announced that they entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock and cash transaction. The Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on May 19, 2014, or the Merger Agreement, was approved unanimously by the Board of Directors of each company and was approved by our stockholders at a special meeting held on September 25, 2014.

        Subject to the conditions in the Merger Agreement, at the effective time of the merger, our shareholders will receive $95.00 per share, subject to adjustments as described below under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that our shareholders will receive 1.905 AT&T shares if AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if AT&T stock price is above $38.58 at closing. If AT&T stock price at closing is between $34.90 and $38.58, our shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value based on a volume-weighted average as provided in the Merger Agreement. The value of the shares may differ on the date of exchange. The transaction is subject to review by the U.S. Department of Justice and the Federal Communications Commission. The transaction has been reviewed and approved by Brazil telecommunications and antitrust authorities and is under review by Mexican antitrust authorities. The transaction is expected to close in the first half of 2015.

        In connection with the proposed combination, we have made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by DIRECTV to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the merger and not to take certain actions prior to the closing of the merger without the prior approval of AT&T.

        Also, during the third quarter of 2014, we entered into an agreement with the National Football League, or NFL, to renew and extend our rights to exclusively distribute the NFL Sunday Ticket service, or the NFL Agreement. Pursuant to the Merger Agreement, AT&T had the right to terminate the Merger Agreement or not consummate the merger if we failed to enter into a contract with the NFL providing for exclusive distribution rights for "NFL Sunday Ticket" service. AT&T has confirmed to us that the NFL Agreement satisfies the requirements of the Merger Agreement.

        In connection with the proposed combination, we recognized costs of $19 million for the three months ended September 30, 2014 and $39 million for the nine months ended September 30, 2014 in "General and administrative expenses" in the Consolidated Statements of Operations, primarily related to professional services fees.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Note 3: Acquisition and Divestiture

Houston Regional Sports Networks

        In October 2014, the Bankruptcy Court approved the proposed restructuring plan of the Houston Regional Sports Network, L.P., or HRSN, a regional sports network which broadcasts games for Major League Baseball's Houston Astros and the National Basketball Association's Houston Rockets. Under the restructuring plan, we will acquire a 60% equity interest of the regional sports network and AT&T will acquire the remaining 40% equity interest. Following the close of the transaction, we will contribute $30 million in cash to be used for the operations of the regional sports network. Due to certain governance arrangements which limit our ability to control HRSN, we will account for our investment in HRSN as an equity method investment. The transaction is expected to close during the fourth quarter 2014.

DSN Northwest Transaction

        On April 16, 2013, DSN transferred 100% of its interest in DSN Northwest to NW Sports Net LLC. Upon completion of the transaction, the Seattle Mariners have a majority interest in NW Sports Net LLC and DSN retains a noncontrolling interest, which we account for using the equity method of accounting. Additionally, DSN provides management oversight and programming services to NW Sports Net LLC through management service agreements. As a result of this transaction, we deconsolidated DSN Northwest and recorded a non-cash, pre-tax charge of approximately $59 million ($56 million after tax) in "Other, net" in the Consolidated Statements of Operations for the nine months ended September 30, 2013.

Note 4: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the nine months ended September 30, 2014:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2014	$3,191	$346	$211	$222	$3,970
Sky Brasil foreign currency translation adjustment	—	(15)	—	—	(15)

Balance as of September 30, 2014	$3,191	$331	$211	$222	$3,955

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 5: Debt

        The following table sets forth our outstanding debt as of:

	September 30, 2014	December 31, 2013
	(Dollars in Millions)
Current debt
Commercial paper	$129	$200
Current portion of long-term debt	1,200	1,000
Current portion of borrowings under BNDES financing facility	110	56
Long-term debt
Senior notes	18,167	18,203
Borrowings under BNDES financing facility	124	81
Borrowings under Desenvolve SP financing facility	20	—

Total debt	$19,750	$19,540

        The amount of interest accrued related to our outstanding debt was $150 million at September 30, 2014 and $271 million at December 31, 2013.

Senior Notes

  Nine Months Ended September 30, 2014 Financing Transactions

        On March 17, 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,250 million in aggregate principal of 4.450% senior notes due in 2024 with proceeds, net of an original issue discount, of $1,245 million. We incurred $7 million of debt issuance costs in connection with this transaction.

        On March 20, 2014, DIRECTV U.S. exercised its early redemption right under the indenture of the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million to redeem such Notes.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 6. We incurred $4 million of debt issuance costs in connection with this transaction.

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	September 30, 2014	September 30, 2014	December 31, 2013
	(Dollars in Millions)
4.750% senior notes due in 2014	$—	$—	$1,000
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	746	744
5.875% senior notes due in 2019	1,000	996	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	1,000	999
5.000% senior notes due in 2021(1)	1,500	1,494	1,495
3.800% senior notes due in 2022(1)	1,500	1,501	1,499
2.750% senior notes due in 2023(2)	632	629	684
4.450% senior notes due in 2024(1)	1,250	1,252	—
4.375% senior notes due in 2029(2)	1,216	1,204	1,229
5.200% senior notes due in 2033(2)	567	565	577
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,235	1,235
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,415	$19,367	$19,203

(1)
The carrying values as of September 30, 2014 include the following fair value adjustments: a decrease of $1 million for the 5.000% senior notes due in 2021, an increase of $2 million for the 3.800% senior notes due in 2022 and an increase of $7 million for the 4.450% senior notes due in 2024.

(2)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $20,765 million at September 30, 2014 and $19,424 million at December 31, 2013. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $13,965 million thereafter.

Commercial Paper

        DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of September 30, 2014, we had $129 million of short-term commercial paper outstanding, with a weighted average remaining maturity of 43 days, at a weighted average yield of 0.42%, which may be refinanced on a periodic basis as borrowings mature. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        DIRECTV U.S. has a $1.0 billion revolving credit facility, which expires in February 2016, and a $1.5 billion revolving credit facility, which expires in September 2017. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of September 30, 2014, there were no borrowings outstanding under the revolving credit facilities.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of September 30, 2014, Sky Brasil had borrowings of R$48 million ($20 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.45 / $1.00 at September 30, 2014.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of September 30, 2014, Sky Brasil had borrowings of R$573 million ($234 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 4.75% per year. As of December 31, 2013, Sky Brasil had borrowings of R$320 million ($137 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rates of R$2.45 / $1.00 and R$2.34 / $1.00 as of September 30, 2014 and December 31, 2013, respectively.

        Borrowings under the BNDES facility mature as follows: R$56 million ($23 million) in 2014, R$277 million ($113 million) in 2015, R$196 million ($80 million) in 2016 and R$44 million ($18 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$800 million ($326 million) based on the exchange rate of R$2.45 / $1.00 as of September 30, 2014.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Restricted Cash

        Restricted cash of $10 million as of September 30, 2014 and $7 million as of December 31, 2013 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letters of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

Note 6: Derivative Financial Instruments

        We use derivative financial instruments primarily to manage the risks associated with fluctuations in foreign currency exchange rates and interest rates. We do not use derivatives for trading or speculative purposes. We record derivative financial instruments in the Consolidated Balance Sheets as either assets or liabilities at fair value. We calculate the fair value of derivative contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves, foreign currency exchange rates, and incorporating counterparty credit risk, as applicable. For derivative financial instruments designated as fair value hedges, the change in the fair value of both the derivative instrument and the hedged item are recognized in earnings in the current period. For derivative financial instruments designated as cash flow hedges, the effective portion of the unrealized gains or losses on the derivative financial instruments are initially reported in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets, and subsequently reclassified to earnings in the same periods during which the hedged item affects earnings. The ineffective portion of the unrealized gains and losses on these derivative financial instruments, if any, is recorded immediately in earnings. We evaluate the effectiveness of our derivative financial instruments at inception and on a quarterly basis.

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$61	$112	$11	$—
Interest rate swap contracts	—	3	—	1
Fair value hedges:
Interest rate swap contracts	8	—	15	—

Total fair value of derivative financial instruments	$69	$115	$26	$1

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	September 30, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Interest rate swap contracts	—	500
Fair value hedges:
Interest rate swap contracts	3,000	—

Total notional amount of derivative financial instruments	$5,418	$2,918

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held no cash collateral from counterparties as of September 30, 2014 and held $10 million of cash collateral from counterparties as of December 31, 2013. We did not have any cash collateral posted with counterparties as of September 30, 2014 and December 31, 2013. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

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

        During the nine months ended September 30, 2014, DIRECTV U.S. recorded net remeasurement gains of $92 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $92 million ($58 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the nine months

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

ended September 30, 2013, DIRECTV U.S. recorded net remeasurement losses of $22 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $22 million ($13 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations. We measured no ineffectiveness for the nine months ended September 30, 2014 and September 30, 2013 related to these cross-currency swap contracts.

Forward-Starting Interest Rate Swap Contracts

        On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.450% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled all then-outstanding forward-starting interest rate swaps, which were previously entered into to protect against unfavorable interest rate changes related to the forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As a result of settling these forward-starting interest rate swaps, we recognized $1 million of ineffectiveness in earnings during 2014. As of September 30, 2014, we had recorded $9 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these forward-starting interest rate swaps that is being recognized as interest expense over the term of the 4.450% senior notes due in 2024.

Fixed-to-Floating Interest Rate Swap Contracts

        During the second quarter of 2014, DIRECTV U.S. entered into interest rate swap contracts with a total notional amount of $3,000 million, converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate in order to manage our interest rate exposure by adjusting our mix of fixed rate and floating rate debt.

        During the third quarter of 2014, DIRECTV U.S. terminated $1,000 million notional amount of fixed-to-floating interest rate swap contracts for each of the fixed-to-floating interest rate swap contracts for the 5.000% senior notes due in 2021 and the 3.800% senior notes due in 2022 and received cash proceeds in the aggregate of $20 million, which included $7 million of interest receivable from the swap counterparties. As of the date of termination, there was an increase in the carrying value of the 5.000% senior notes due in 2021 and the 3.800% senior notes due in 2022 of $14 million, which will be amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the senior notes. In connection with the termination of the fixed-to-floating interest rate swap contracts, we recognized a $3 million loss in "Other, net" in the Consolidated Statements of Operations. The cash proceeds received upon termination of the fixed-to-floating interest rate swap contracts are included in "Net cash provided by operations" in the Consolidated Statements of Cash Flows. Subsequently, DIRECTV U.S. entered into new fixed-to-floating interest rate swap contracts for $1,000 million notional for each of the 5.00% senior notes due in 2021 and the 3.800% senior notes due in 2022. The total notional amount of our interest rate swaps was $3,000 million as of September 30, 2014. These interest rate swaps are designated and qualify as fair value hedges. The terms of the interest rate swap contracts correspond to the related hedged senior notes and have maturities ranging from March 2021 to April 2024.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        We calculate the fair value of the interest rate swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves. The difference between the change in the fair value of these interest rate swap contracts and the fair value of the related senior notes as a result of changes in the benchmark interest rate was a $2 million loss for the three months ended September 30, 2014 and a $0.4 million gain for the nine months ended September 30, 2014, which was recognized in "Other, net" in the Consolidated Statements of Operations. The periodic interest settlements for the interest rate swap contracts are recorded in "Interest expense" in the Consolidated Statements of Operations.

Note 7: Commitments and Contingencies

Commitments

        At September 30, 2014, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $16,666 million, payable as follows: $582 million in the remainder of 2014, $2,130 million in 2015, $1,983 million in 2016, $1,797 million in 2017, $1,694 million in 2018 and $8,480 million thereafter.

Venezuela Devaluation and Foreign Currency Exchange Controls

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar from the official exchange rate of 4.3 Venezuelan bolivars per U.S. dollar to an official rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12.0 Venezuelan bolivars per U.S. dollar as of September 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of September 30, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of September 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of September 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $547 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at September 30, 2014. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        DIRECTV Shareholder Litigation—Proposed DIRECTV and AT&T Merger.    As previously reported, beginning on May 21, 2014, and following the May 18, 2014 announcement that DIRECTV had entered into a definitive agreement to combine with AT&T Inc., several shareholder putative class action lawsuits were filed, six in Delaware Chancery Court, or the Delaware Actions, and one in California Superior Court, or the California Action, against DIRECTV, its directors and AT&T Inc., alleging breach of fiduciary duties in connection with the proposed transaction. The complaints generally and collectively asserted that defendants failed to maximize the value of DIRECTV, and sought to enjoin the proposed transaction as well as unspecified damages, costs and fees. An Order consolidating the Delaware Actions and appointing Lead Plaintiff and Lead Counsel was entered on July 21, 2014 and discovery in the Delaware Actions was stayed pending the filing of a Consolidated Complaint. Subsequently, Lead Counsel in the Delaware Actions filed a motion to voluntarily dismiss the Delaware Actions against all defendants and that motion was granted by order entered by the Chancery Court on October 28, 2014. The California Action has been stayed (including discovery) by stipulation dated September 30, 2014 subject to the court's order approving the stipulation and remains pending at this time.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Federal Lawsuit Companion Case to International Trade Commission Proceedings.    As previously reported, on April 17, 2014, ViXS Systems, Inc., or ViXS, submitted to the International Trade Commission, or ITC, a request to commence an investigation alleging that certain patents owned by ViXS are infringed by components supplied by Entropic Communications, Inc., or Entropic, or by devices that contain those components, including set-top boxes and other devices used in the DIRECTV service. DIRECTV, among others, was identified as a respondent. The request sought an order excluding the accused devices from entry into the United States. Also on April 17, 2014, ViXS filed in United States District Court a companion lawsuit alleging infringement of the same patents by the same products and sought an injunction and monetary damages. ViXS and Entropic have since finalized a settlement agreement, as a result of which the District Court action against DIRECTV was dismissed with prejudice on September 15, 2014, and the ITC investigation was terminated on October 30, 2014.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At September 30, 2014, the net book value of in-orbit satellites was $1,218 million, all of which was uninsured.

Other

        As of September 30, 2014, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $313 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Revenues	$3	$2	$7	$5
Expenses	281	235	822	717

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	September 30, 2014	December 31, 2013
	(Dollars in Millions)
Accounts receivable	$5	$18
Accounts payable	152	100
Long-term liability	116	69

Note 9: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation authorizes the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. As of September 30, 2014 and December 31, 2013, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014 DIRECTV and AT&T entered into a definitive agreement, under which AT&T would combine with DIRECTV in a stock and cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent.

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	Nine Months Ended September 30,
	2014	2013
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased shares(1)	$1,386	$3,273
Average price per share	$73.82	$56.46
Number of shares repurchased and retired	19	58

(1)
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

        The following table sets forth a reconciliation of stockholders' deficit for the nine months ended September 30, 2014:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Redeemable Noncontrolling Interest
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2014	519,306,232	$3,652	$(9,874)	$(322)	$(6,544)	$—	$(6,544)	$375
Net income			1,978		1,978	16	1,994
Stock repurchased and retired	(18,774,194)	(130)	(1,256)		(1,386)		(1,386)
Stock options exercised and restricted stock units vested and distributed	1,704,523	(46)			(46)		(46)
Share-based compensation expense		70			70		70
Tax benefit from share-based compensation		23			23		23
Other			(28)		(28)		(28)
Other comprehensive loss				(12)	(12)		(12)
CTA adjustment allocated to noncontrolling interest						(3)	(3)
Noncontrolling interest						375	375	(375)

Balance as of September 30, 2014	502,236,561	$3,569	$(9,180)	$(334)	$(5,945)	$388	$(5,557)	$—

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for the nine months ended September 30, 2013:

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended September 30,
	2014			2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	$11	$(4)	$7	$(2)	$1	$(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	13	(5)	8	19	(7)	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	—	—	2	(1)	1
Cash flows hedges:
Unrealized gains (losses) arising during the period	(78)	29	(49)	125	(47)	78
Reclassification adjustments included in "Other, net"	150	(56)	94	(99)	38	(61)
Foreign currency translation adjustments	(158)	52	(106)	(5)	2	(3)

Other comprehensive income (loss)	$(62)	$16	$(46)	$40	$(14)	$26

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Nine Months Ended September 30,
	2014			2013
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	$11	$(4)	$7	$(2)	$1	$(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	13	(5)	8	19	(7)	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	—	—	2	(1)	1
Cash flows hedges:
Unrealized gains (losses) arising during the period	(80)	30	(50)	83	(32)	51
Reclassification adjustments included in "Other, net"	92	(34)	58	(22)	9	(13)
Foreign currency translation adjustments	(37)	2	(35)	(81)	30	(51)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period, included in "Other, net"	—	—	—	2	(1)	1

Other comprehensive income (loss)	$(1)	$(11)	$(12)	$1	$(1)	$—

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2014	$(123)	$14	$(213)	$(322)
Other comprehensive income (loss)	15	8	(35)	(12)

Balance as of September 30, 2014	$(108)	$22	$(248)	$(334)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2013	$(184)	$(17)	$(40)	$(1)	$(242)
Other comprehensive income (loss)	12	38	(51)	1	—

Balance as of September 30, 2013	$(172)	$21	$(91)	$—	$(242)

Note 10: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. During the three and nine months ended September 30, 2014 we excluded 0.2 million common stock awards from the computation of diluted EPS, because the inclusion of the potential common shares would have had an antidilutive effect. During the nine months ended September 30, 2013, we excluded 0.9 million common stock awards from the computation of diluted EPS because the inclusion of the potential common shares would have had an antidilutive effect. We did not exclude any common stock options from the computation of diluted EPS during the three months ended September 30, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended September 30, 2014
Basic EPS
Net income attributable to DIRECTV	$611	502	$1.22
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$611	507	$1.21

September 30, 2013
Basic EPS
Net income attributable to DIRECTV	$699	541	$1.29
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$699	545	$1.28

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Nine Months Ended September 30, 2014
Basic EPS
Net income attributable to DIRECTV	$1,978	505	$3.92
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.04)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,978	510	$3.88

September 30, 2013
Basic EPS
Net income attributable to DIRECTV	$2,049	557	$3.68
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.03)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,049	562	$3.65

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

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended September 30, 2014
DIRECTV U.S.	$6,504	$2	$6,506	$1,113	$435	$1,548
Sky Brasil	1,014	—	1,014	118	189	307
PanAmericana and Other	806	—	806	19	127	146

DIRECTV Latin America	1,820	—	1,820	137	316	453
Sports Networks, Eliminations and Other	50	(2)	48	(28)	4	(24)

Total	$8,374	$—	$8,374	$1,222	$755	$1,977

September 30, 2013
DIRECTV U.S.	$6,168	$2	$6,170	$987	$409	$1,396
Sky Brasil	883	—	883	169	184	353
PanAmericana and Other	779	—	779	93	112	205

DIRECTV Latin America	1,662	—	1,662	262	296	558
Sports Networks, Eliminations and Other	50	(2)	48	(24)	3	(21)

Total	$7,880	$—	$7,880	$1,225	$708	$1,933

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended September 30, 2014
DIRECTV U.S.	$18,859	$6	$18,865	$3,675	$1,290	$4,965
Sky Brasil	2,964	—	2,964	380	527	907
PanAmericana	2,366	—	2,366	(127)	370	243

DIRECTV Latin America	5,330	—	5,330	253	897	1,150
Sports Networks, Eliminations and Other	149	(6)	143	(55)	11	(44)

Total	$24,338	$—	$24,338	$3,873	$2,198	$6,071

September 30, 2013
DIRECTV U.S.	$17,897	$6	$17,903	$3,343	$1,225	$4,568
Sky Brasil	2,790	—	2,790	379	547	926
PanAmericana	2,286	—	2,286	139	328	467

DIRECTV Latin America	5,076	—	5,076	518	875	1,393
Sports Networks, Eliminations and Other	187	(6)	181	(44)	17	(27)

Total	$23,160	$—	$23,160	$3,817	$2,117	$5,934

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

          The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,977	$1,933	$6,071	$5,934
Depreciation and amortization expense	(755)	(708)	(2,198)	(2,117)

Operating profit	1,222	1,225	3,873	3,817
Interest income	18	15	43	56
Interest expense	(215)	(182)	(677)	(618)
Other, net	1	43	93	6

Income before income taxes	1,026	1,101	3,332	3,261
Income tax expense	(411)	(391)	(1,338)	(1,192)

Net income	615	710	1,994	2,069
Less: Net income attributable to noncontrolling interest	(4)	(11)	(16)	(20)

Net income attributable to DIRECTV	$611	$699	$1,978	$2,049

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

          These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, the condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013, and the condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013.

          The condensed consolidating financial statements are comprised of DIRECTV, or the Parent Guarantor, its indirect 100% owned subsidiaries, DIRECTV Holdings, DIRECTV Financing and each of DIRECTV Holdings' material subsidiaries (other than DIRECTV Financing), or the Guarantor

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

          Management identified certain corrections that were needed in the presentation of the condensed consolidating financial statements and related eliminations in the second quarter of 2014. These corrections only impact the condensed consolidating financial statements for the three and nine months ended September 30, 2013 and do not affect our consolidated results of operations, balance sheets or cash flows. Management believes these changes are not material.

          In the Condensed Consolidating Statement of Operations, we now present the equity earnings of DIRECTV Holdings, which is a subsidiary of DIRECTV Group, an entity included in Non-Guarantor Subsidiaries, in "Equity in income of consolidated subsidiaries" for the Non-Guarantor Subsidiaries. We also recorded an adjustment to the tax allocation from the Guarantor Subsidiaries to the Parent Guarantor, the Co-Issuers and the Non-Guarantor Subsidiaries for the the three and nine months ended September 30, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Operations for the three and nine months ended September 30, 2013:

Parent Guarantor for the three months ended September 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$706	$(1)	$705
Income before income tax	697	(1)	696
Income tax benefit	2	1	3
Net income	699	—	699
Net income attributable to DIRECTV	699	—	699

Co-Issuers for the three months ended September 30, 2013
Equity in income of consolidated subsidiaries	$820	$(282)	$538
Income before income tax	614	(282)	332
Income tax benefit	38	54	92
Net income	652	(228)	424
Net income attributable to DIRECTV	652	(228)	424

Guarantor Subsidiaries for the three months ended September 30, 2013
Income tax expense	$(173)	$(282)	$(455)
Net income	820	(282)	538
Net income attributable to DIRECTV	820	(282)	538

Non-Guarantor Subsidiaries for the three months ended September 30, 2013
Equity in income of consolidated subsidiaries	$—	$424	$424
Income before income tax	323	424	747
Income tax expense	(258)	227	(31)
Net income	65	651	716
Net income attributable to DIRECTV	54	651	705

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Parent Guarantor for the nine months ended September 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Equity in income of consolidated subsidiaries	$2,082	$(4)	$2,078
Income before income tax	2,037	(4)	2,033
Income tax benefit	12	4	16
Net income	2,049	—	2,049
Net income attributable to DIRECTV	2,049	—	2,049

Co-Issuers for the nine months ended September 30, 2013
Equity in income of consolidated subsidiaries	$2,530	$(452)	$2,078
Income before income tax	1,917	(452)	1,465
Income tax benefit	152	83	235
Net income	2,069	(369)	1,700
Net income attributable to DIRECTV	2,069	(369)	1,700

Guarantor Subsidiaries for the nine months ended September 30, 2013
Income tax expense	$(835)	$(452)	$(1,287)
Net income	2,530	(452)	2,078
Net income attributable to DIRECTV	2,530	(452)	2,078

Non-Guarantor Subsidiaries for the nine months ended September 30, 2013
Equity in income of consolidated subsidiaries	$—	$1,700	$1,700
Income before income tax	554	1,700	2,254
Income tax expense	(521)	365	(156)
Net income	33	2,065	2,098
Net income attributable to DIRECTV	13	2,065	2,078

        In the Condensed Consolidating Statement of Comprehensive Income, we changed our presentation such that the comprehensive income of a subsidiary is included in the comprehensive income of its parent. Comprehensive income is also impacted by the adjustments to net income noted above.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Comprehensive Income for the three and nine months ended September 30, 2013:

Parent Guarantor for the three months ended September 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$—	$78	$78
Reclassification adjustments included in net income	—	(61)	(61)
Foreign currency translation adjustment	—	(3)	(3)
Other comprehensive income	12	14	26
Comprehensive income	711	14	725
Comprehensive income attributable to DIRECTV	711	14	725

Co-Issuers for the three months ended September 30, 2013
Net income	$652	$(228)	$424
Comprehensive income	669	(228)	441
Comprehensive income attributable to DIRECTV	669	(228)	441

Guarantor Subsidiaries for the three months ended September 30, 2013
Net income	$820	$(282)	$538
Comprehensive income	820	(282)	538
Comprehensive income attributable to DIRECTV	820	(282)	538

Non-Guarantor Subsidiaries for the three months ended September 30, 2013
Net income	$65	$651	$716
Cash flows hedges:
Unrealized gains arising during the period	—	78	78
Reclassification adjustments included in net income	—	(61)	(61)
Other comprehensive income (loss)	(3)	17	14
Comprehensive income	62	668	730
Comprehensive income attributable to DIRECTV	51	668	719

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Parent Guarantor for the nine months ended September 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$—	$51	$51
Reclassification adjustments included in net income	—	(13)	(13)
Foreign currency translation adjustments	—	(37)	(37)
Reclassification adjustment for net losses on securities recognized during the period	—	1	1
Other comprehensive income	12	2	14
Comprehensive income	2,061	2	2,063
Comprehensive income attributable to DIRECTV	2,061	2	2,063

Co-Issuers for the nine months ended September 30, 2013
Net income	$2,069	$(369)	$1,700
Comprehensive income	2,107	(369)	1,738
Comprehensive income attributable to DIRECTV	2,107	(369)	1,738

Guarantor Subsidiaries for the nine months ended September 30, 2013
Net income	$2,530	$(452)	$2,078
Comprehensive income	2,530	(452)	2,078
Comprehensive income attributable to DIRECTV	2,530	(452)	2,078

Non-Guarantor Subsidiaries for the nine months ended September 30, 2013
Net income	$33	$2,065	$2,098
Cash flows hedges:
Unrealized gains arising during the period	—	51	51
Reclassification adjustments included in net income	—	(13)	(13)
Other comprehensive loss	(50)	38	(12)
Comprehensive income (loss)	(17)	2,103	2,086
Comprehensive income (loss) attributable to DIRECTV	(23)	2,103	2,080

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following is a reconciliation of the amounts previously reported to the "As Revised" amounts as stated in the following components of the Condensed Consolidating Statement of Cash Flows for the nine months ended September 30, 2013:

Parent Guarantor for the nine months ended September 30, 2013	As Previously Reported	Adjustments	As Revised
	(Dollars in Millions)
Net cash provided by operating activities	$1,096	$529	$1,625
Cash flows from investing activities
Proceeds from sale of investments	117	(117)	—
Intercompany funding	—	(190)	(190)
Net cash provided by investing activities	1,684	(307)	1,377
Cash flows from financing activities
Taxes paid in lieu of shares issued for share-based compensation	—	(61)	(61)
Excess tax benefit from share-based compensation	—	24	24
Intercompany payments	265	(185)	80
Net cash used in financing activities	(2,963)	(222)	(3,185)

Co-Issuers for the nine months ended September 30, 2013
Net cash provided by (used in) operating activities	$1,568	$(3,092)	$(1,524)
Cash flows from investing activities
Intercompany funding	—	(904)	(904)
Net cash used in investing activities	—	(904)	(904)
Cash flows from financing activities
Intercompany payments	—	3,996	3,996
Net cash provided by (used in) financing activities	(1,608)	3,996	2,388

Guarantor Subsidiaries for the nine months ended September 30, 2013
Net cash provided by operating activities	$1,623	$3,035	$4,658
Cash flows from investing activities
Intercompany funding	—	(3,996)	(3,996)
Net cash used in investing activities	(1,574)	(3,996)	(5,570)
Cash flows from financing activities
Intercompany payments	3	961	964
Net cash provided by (used in) financing activities	(46)	961	915

Non-Guarantor Subsidiaries for the nine months ended September 30, 2013
Net cash provided by operating activities	$1,701	$(435)	$1,266
Cash flows from investing activities
Proceeds from sale of investments	11	117	128
Intercompany funding	—	(89)	(89)
Net cash used in investing activities	(1,355)	28	(1,327)
Cash flows from financing activities
Intercompany payments (funding)	(268)	407	139
Net cash provided by (used in) financing activities	(219)	407	188

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,506	$1,911	$(43)	$8,374
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	3,057	714	(39)	3,732
Subscriber service expenses	—	—	397	211	—	608
Broadcast operations expenses	—	—	74	35	(1)	108
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	776	205	(1)	980
Upgrade and retention costs	—	—	347	52	(1)	398
General and administrative expenses	24	1	306	241	(1)	571
Depreciation and amortization expense	—	—	435	320	—	755

Total operating costs and expenses	24	1	5,392	1,778	(43)	7,152

Operating profit (loss)	(24)	(1)	1,114	133	—	1,222
Equity in income of consolidated subsidiaries	626	696	—	567	(1,889)	—
Interest income	—	1	—	17	—	18
Interest expense	—	(204)	—	(11)	—	(215)
Other, net	—	(2)	7	(4)	—	1

Income before income taxes	602	490	1,121	702	(1,889)	1,026
Income tax benefit (expense)	9	77	(425)	(72)	—	(411)

Net income	611	567	696	630	(1,889)	615
Less: Net income attributable to noncontrolling interest	—	—	—	(4)	—	(4)

Net income attributable to DIRECTV	$611	$567	$696	$626	$(1,889)	$611

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations-As Revised
For the Three Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,170	$1,723	$(13)	$7,880
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,904	548	(11)	3,441
Subscriber service expenses	—	—	391	192	—	583
Broadcast operations expenses	—	—	68	32	(2)	98
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	756	185	—	941
Upgrade and retention costs	—	—	359	52	—	411
General and administrative expenses	12	—	296	165	—	473
Depreciation and amortization expense	—	—	409	299	—	708

Total operating costs and expenses	12	—	5,183	1,473	(13)	6,655

Operating profit (loss)	(12)	—	987	250	—	1,225
Equity in income of consolidated subsidiaries	705	538	—	424	(1,667)	—
Interest income	3	—	1	13	(2)	15
Interest expense	—	(206)	(1)	23	2	(182)
Other, net	—	—	6	37	—	43

Income before income taxes	696	332	993	747	(1,667)	1,101
Income tax benefit (expense)	3	92	(455)	(31)	—	(391)

Net income	699	424	538	716	(1,667)	710
Less: Net income attributable to noncontrolling interest	—	—	—	(11)	—	(11)

Net income attributable to DIRECTV	$699	$424	$538	$705	$(1,667)	$699

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$18,865	$5,588	$(115)	$24,338
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,625	2,091	(103)	10,613
Subscriber service expenses	—	—	1,130	604	(1)	1,733
Broadcast operations expenses	—	—	221	96	(5)	312
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,085	622	(2)	2,705
Upgrade and retention costs	—	—	942	141	(2)	1,081
General and administrative expenses	63	1	896	584	(2)	1,542
Venezuelan currency devaluation charge	—	—	—	281	—	281
Depreciation and amortization expense	—	—	1,290	908	—	2,198

Total operating costs and expenses	63	1	15,189	5,327	(115)	20,465

Operating profit (loss)	(63)	(1)	3,676	261	—	3,873
Equity in income of consolidated subsidiaries	2,020	2,296	—	1,882	(6,198)	—
Interest income	—	1	1	41	—	43
Interest expense	(1)	(646)	(4)	(26)	—	(677)
Other, net	(3)	(20)	25	91	—	93

Income before income taxes	1,953	1,630	3,698	2,249	(6,198)	3,332
Income tax benefit (expense)	25	252	(1,402)	(213)	—	(1,338)

Net income	1,978	1,882	2,296	2,036	(6,198)	1,994
Less: Net income attributable to noncontrolling interest	—	—	—	(16)	—	(16)

Net income attributable to DIRECTV	$1,978	$1,882	$2,296	$2,020	$(6,198)	$1,978

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations-As Revised
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$17,903	$5,306	$(49)	$23,160
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	8,147	1,808	(43)	9,912
Subscriber service expenses	—	—	1,102	572	—	1,674
Broadcast operations expenses	—	—	220	91	(6)	305
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,979	585	—	2,564
Upgrade and retention costs	—	—	1,002	151	—	1,153
General and administrative expenses	53	—	885	514	—	1,452
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	1,225	892	—	2,117

Total operating costs and expenses	53	—	14,560	4,779	(49)	19,343

Operating profit (loss)	(53)	—	3,343	527	—	3,817
Equity in income of consolidated subsidiaries	2,078	2,078	—	1,700	(5,856)	—
Interest income	13	—	2	49	(8)	56
Interest expense	(1)	(613)	(2)	(10)	8	(618)
Other, net	(4)	—	22	(12)	—	6

Income before income taxes	2,033	1,465	3,365	2,254	(5,856)	3,261
Income tax benefit (expense)	16	235	(1,287)	(156)	—	(1,192)

Net income	2,049	1,700	2,078	2,098	(5,856)	2,069
Less: Net income attributable to noncontrolling interest	—	—	—	(20)	—	(20)

Net income attributable to DIRECTV	$2,049	$1,700	$2,078	$2,078	$(5,856)	$2,049

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$611	$567	$696	$630	$(1,889)	$615
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains related to changes in plan experience and actuarial assumptions arising during the period	7	—	—	—	—	7
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	8	—	—	—	—	8
Cash flows hedges:
Unrealized losses arising during the period	(49)	(49)	—	(49)	98	(49)
Reclassification adjustments included in net income	94	94	—	94	(188)	94
Foreign currency translation adjustments	(96)	—	—	(106)	96	(106)

Other comprehensive income (loss)	(36)	45	—	(61)	6	(46)

Comprehensive income	575	612	696	569	(1,883)	569
Less: Comprehensive loss attributable to noncontrolling interest	—	—	—	6	—	6

Comprehensive income attributable to DIRECTV	$575	$612	$696	$575	$(1,883)	$575

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income-As Revised
For the Three Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$699	$424	$538	$716	$(1,667)	$710
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	78	78	—	78	(156)	78
Reclassification adjustments included in net income	(61)	(61)	—	(61)	122	(61)
Foreign currency translation adjustments	(3)	—	—	(3)	3	(3)

Other comprehensive income	26	17	—	14	(31)	26

Comprehensive income	725	441	538	730	(1,698)	736
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(11)	—	(11)

Comprehensive income attributable to DIRECTV	$725	$441	$538	$719	$(1,698)	$725

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Nine Months Ended September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,978	$1,882	$2,296	$2,036	$(6,198)	$1,994
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains related to changes in plan experience and actuarial assumptions arising during the period	7	—	—	—	—	7
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	8	—	—	—	—	8
Cash flows hedges:
Unrealized losses arising during the period	(50)	(50)	—	(50)	100	(50)
Reclassification adjustments included in net income	58	58	—	58	(116)	58
Foreign currency translation adjustments	(32)	—	—	(35)	32	(35)

Other comprehensive income (loss)	(9)	8	—	(27)	16	(12)

Comprehensive income	1,969	1,890	2,296	2,009	(6,182)	1,982
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(13)	—	(13)

Comprehensive income attributable to DIRECTV	$1,969	$1,890	$2,296	$1,996	$(6,182)	$1,969

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income-As Revised
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,049	$1,700	$2,078	$2,098	$(5,856)	$2,069
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(1)	—	—	—	—	(1)
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	12	—	—	—	—	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	1	—	—	—	—	1
Cash flows hedges:
Unrealized gains arising during the period	51	51	—	51	(102)	51
Reclassification adjustments included in net income	(13)	(13)	—	(13)	26	(13)
Foreign currency translation adjustments	(37)	—	—	(51)	37	(51)
Available for sale securities:
Reclassification adjustment for net losses recognized during the period	1	—	—	1	(1)	1

Other comprehensive income (loss)	14	38	—	(12)	(40)	—

Comprehensive income	2,063	1,738	2,078	2,086	(5,896)	2,069
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(6)	—	(6)

Comprehensive income attributable to DIRECTV	$2,063	$1,738	$2,078	$2,080	$(5,896)	$2,063

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,073	$1,598	$2,513	$1,710	$(379)	$6,515
Satellites, net	—	—	1,747	738	—	2,485
Property and equipment, net	—	—	3,833	2,952	—	6,785
Goodwill	—	1,828	1,363	764	—	3,955
Intangible assets, net	—	—	514	377	(8)	883
Intercompany receivables	4,882	11,233	26,698	1,556	(44,369)	—
Investment in subsidiaries	(9,682)	20,181	—	(11,780)	1,281	—
Investments and other assets	94	145	353	1,473	(94)	1,971

Total assets	$(3,633)	$34,985	$37,021	$(2,210)	$(43,569)	$22,594

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$298	$1,465	$3,694	$1,394	$(379)	$6,472
Long-term debt	—	18,167	—	144	—	18,311
Deferred income taxes	—	20	1,577	256	(94)	1,759
Intercompany liabilities	1,625	26,676	11,233	4,835	(44,369)	—
Other liabilities and deferred credits	389	437	336	455	(8)	1,609
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,569	34	5,004	3,606	(8,644)	3,569
Retained earnings (accumulated deficit)	(9,180)	(11,837)	15,177	(13,063)	9,723	(9,180)
Accumulated other comprehensive income (loss)	(334)	23	—	(225)	202	(334)

Total DIRECTV stockholders' equity (deficit)	(5,945)	(11,780)	20,181	(9,682)	1,281	(5,945)
Noncontrolling interest	—	—	—	388	—	388

Total stockholders' equity (deficit)	(5,945)	(11,780)	20,181	(9,294)	1,281	(5,557)

Total liabilities and stockholders' equity (deficit)	$(3,633)	$34,985	$37,021	$(2,210)	$(43,569)	$22,594

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,005	$(1,686)	$4,906	$1,611	$(1,110)	$4,726

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,237)	(970)	—	(2,207)
Cash paid for satellites	—	—	(52)	(137)	—	(189)
Investment in companies, net of cash acquired	—	—	(1)	(13)	—	(14)
Proceeds from sale of investments	—	—	16	14	—	30
Return of capital from subsidiary	425	—	—	—	(425)	—
Intercompany payments (funding)	256	(945)	(4,554)	109	5,134	—
Other, net	—	—	—	(4)	—	(4)

Net cash provided by (used in) investing activities	681	(945)	(5,828)	(1,001)	4,709	(2,384)

Cash flows from financing activities
Proceeds from short-term borrowings	—	300	—	—	—	300
Repayment of short-term borrowings	—	(371)	—	—	—	(371)
Proceeds from long-term debt	—	1,245	—	161	—	1,406
Debt issuance costs	—	(7)	—	—	—	(7)
Repayment of long-term debt	—	(1,000)	—	(44)	—	(1,044)
Repayment of other long-term obligations	—	—	(21)	(29)	—	(50)
Common shares repurchased and retired	(1,386)	—	—	—	—	(1,386)
Stock options exercised	10	—	—	—	—	10
Taxes paid in lieu of shares issued for share-based compensation	(58)	—	(48)	(10)	58	(58)
Excess tax benefit from share-based compensation	23	—	18	5	(23)	23
Intercompany payments (funding)	(107)	4,542	989	(290)	5,134	—
Cash dividend to Parent	—	(1,500)	—	—	1,500	—
Other, net	—	(26)	—	(38)	—	(64)

Net cash provided by (used in) financing activities	(1,518)	3,183	938	(245)	3,599	(1,241)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(383)	—	(383)

Net increase (decrease) in cash and cash equivalents	168	552	16	(18)	—	718
Cash and cash equivalents at beginning of the period	498	791	6	885	—	2,180

Cash and cash equivalents at end of the period	$666	$1,343	$22	$867	$—	$2,898

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows-As Revised
For the Nine Months Ended September 30, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,625	$(1,524)	$4,658	$1,266	$(1,670)	$4,355

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,327)	(1,144)	—	(2,471)
Cash paid for satellites	—	—	(154)	(122)	—	(276)
Investment in companies, net of cash acquired	—	—	(38)	(9)	—	(47)
Proceeds from sale of investments	—	—	12	128	—	140
Return of capital from subsidiary	1,567	—	—	—	(1,567)	—
Intercompany funding	(190)	(904)	(3,996)	(89)	5,179	—
Other, net	—	—	(67)	(91)	—	(158)

Net cash provided by (used in) investing activities	1,377	(904)	(5,570)	(1,327)	3,612	(2,812)

Cash flows from financing activities
Issuance of commercial paper (maturity 90 days or less), net	—	90	—	—	—	90
Proceeds from short-term borrowings	—	441	—	—	—	441
Repayment of short-term borrowings	—	(327)	—	—	—	(327)
Proceeds from borrowings under revolving credit facility	—	10	—	—	—	10
Repayment of borrowings under revolving credit facility	—	(10)	—	—	—	(10)
Proceeds from long-term debt	—	1,390	—	94	—	1,484
Debt issuance costs	—	(8)	—	—	—	(8)
Repayment of long-term debt	—	—	—	(9)	—	(9)
Repayment of other long-term obligations	—	—	(18)	(30)	—	(48)
Common shares repurchased and retired	(3,228)	—	—	—	—	(3,228)
Taxes paid in lieu of shares issued for share-based compensation	(61)	—	(51)	(10)	61	(61)
Excess tax benefit from share-based compensation	24	—	20	4	(24)	24
Intercompany payments	80	3,996	964	139	(5,179)	—
Cash dividend to Parent	—	(3,200)	—	—	3,200	—
Other, net	—	6	—	—	—	6

Net cash provided by (used in) financing activities	(3,185)	2,388	915	188	(1,942)	(1,636)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(187)	—	(187)

Net increase (decrease) in cash and cash equivalents	(183)	(40)	3	(60)	—	(280)
Cash and cash equivalents at beginning of the period	408	728	11	755	—	1,902

Cash and cash equivalents at end of the period	$225	$688	$14	$695	$—	$1,622

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 filed with the SEC on June 30, 2014, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 12, 2014, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on August 1, 2014, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after August 1, 2014 and through the date of this report.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$8,374	$7,880	$24,338	$23,160
Total operating costs and expenses	7,152	6,655	20,465	19,343

Operating profit	1,222	1,225	3,873	3,817
Interest income	18	15	43	56
Interest expense	(215)	(182)	(677)	(618)
Other, net	1	43	93	6

Income before income taxes	1,026	1,101	3,332	3,261
Income tax expense	(411)	(391)	(1,338)	(1,192)

Net income	615	710	1,994	2,069
Less: Net income attributable to noncontrolling interest	(4)	(11)	(16)	(20)

Net income attributable to DIRECTV	$611	$699	$1,978	$2,049

Basic earnings attributable to DIRECTV per common share	$1.22	$1.29	$3.92	$3.68
Diluted earnings attributable to DIRECTV per common share	$1.21	$1.28	$3.88	$3.65
Weighted average number of total common shares outstanding (in millions):
Basic	502	541	505	557
Diluted	507	545	510	562

	September 30, 2014	December 31, 2013
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$2,898	$2,180
Total current assets	6,515	5,953
Total assets	22,594	21,905
Total current liabilities	6,472	6,530
Long-term debt	18,311	18,284
Redeemable noncontrolling interest	—	375
Total stockholders' deficit	(5,557)	(6,544)

Reference
should be made to the Notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,222	$1,225	$3,873	$3,817
Add: Depreciation and amortization expense	755	708	2,198	2,117

Operating profit before depreciation and amortization	$1,977	$1,933	$6,071	$5,934

Operating profit before depreciation and amortization margin	23.6%	24.5%	24.9%	25.6%
Cash flow information
Net cash provided by operating activities	$1,662	$1,345	$4,726	$4,355
Net cash used in investing activities	(875)	(1,133)	(2,384)	(2,812)
Net cash used in financing activities	(112)	(955)	(1,241)	(1,636)
Free cash flow(2)
Net cash provided by operating activities	1,662	1,345	4,726	4,355
Less: Cash paid for property and equipment	(790)	(891)	(2,207)	(2,471)
Less: Cash paid for satellites	(80)	(82)	(189)	(276)

Free cash flow	$792	$372	$2,330	$1,608

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended September 30, 2014
DIRECTV U.S.	$6,506	77.7%	$1,113	$435	$1,548
Sky Brasil	1,014	12.1%	118	189	307
PanAmericana and Other	806	9.6%	19	127	146

DIRECTV Latin America	1,820	21.7%	137	316	453
Sports Networks, Eliminations and Other	48	0.6%	(28)	4	(24)

Total	$8,374	100.0%	$1,222	$755	$1,977

September 30, 2013
DIRECTV U.S.	$6,170	78.3%	$987	$409	$1,396
Sky Brasil	883	11.2%	169	184	353
PanAmericana and Other	779	9.9%	93	112	205

DIRECTV Latin America	1,662	21.1%	262	296	558
Sports Networks, Eliminations and Other	48	0.6%	(24)	3	(21)

Total	$7,880	100.0%	$1,225	$708	$1,933

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Nine Months Ended September 30, 2014
DIRECTV U.S.	$18,865	77.5%	$3,675	$1,290	$4,965
Sky Brasil	2,964	12.2%	380	527	907
PanAmericana and Other	2,366	9.7%	(127)	370	243

DIRECTV Latin America	5,330	21.9%	253	897	1,150
Sports Networks, Eliminations and Other	143	0.6%	(55)	11	(44)

Total	$24,338	100.0%	$3,873	$2,198	$6,071

September 30, 2013
DIRECTV U.S.	$17,903	77.3%	$3,343	$1,225	$4,568
Sky Brasil	2,790	12.0%	379	547	926
PanAmericana and Other	2,286	9.9%	139	328	467

DIRECTV Latin America	5,076	21.9%	518	875	1,393
Sports Networks, Eliminations and Other	181	0.8%	(44)	17	(27)

Total	$23,160	100.0%	$3,817	$2,117	$5,934

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

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of September 30, 2014, DIRECTV U.S. had approximately 20.2 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of September 30, 2014, PanAmericana had approximately 6.7 million subscribers, Sky Brasil had approximately 5.6 million subscribers and Sky Mexico had approximately 6.5 million subscribers.

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

Proposed AT&T Merger Transaction

        On May 18, 2014, DIRECTV and AT&T Inc., or AT&T, announced that they entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock and cash transaction. The Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on May 19, 2014, or the Merger Agreement, was approved unanimously by the Board of Directors of each company and was approved by our stockholders at a special meeting held on September 25, 2014.

        Subject to the conditions in the Merger Agreement, at the effective time of the merger, our shareholders will receive $95.00 per share, subject to adjustments as described below under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that our shareholders will receive 1.905 AT&T shares if AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if AT&T stock price is above $38.58 at

DIRECTV

closing. If AT&T stock price at closing is between $34.90 and $38.58, our shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value based on a volume-weighted average as provided in the Merger Agreement. The value of the shares may differ on the date of exchange. The transaction is subject to review by the U.S. Department of Justice and the Federal Communications Commission. The transaction has been reviewed and approved by Brazil telecommunications and antitrust authorities and is under review by Mexican antitrust authorities. The transaction is expected to close in the first half of 2015.

        In connection with the proposed combination, we have made certain representations, warranties and covenants in the Merger Agreement, including, among other things, covenants by DIRECTV to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the merger and not to take certain actions prior to the closing of the merger without the prior approval of AT&T.

        Also, during the third quarter of 2014, we entered into an agreement with the National Football League, or NFL, to renew and extend our rights to exclusively distribute the NFL Sunday Ticket service, or the NFL Agreement. Pursuant to the Merger Agreement, AT&T had the right to terminate the Merger Agreement or not consummate the merger if we failed to enter into a contract with the NFL providing for exclusive distribution rights for "NFL Sunday Ticket" service. AT&T has confirmed to us that the NFL Agreement satisfies the requirements of the Merger Agreement.

        In connection with the proposed combination, we recognized costs of $19 million for the three months ended September 30, 2014 and $39 million for the nine months ended September 30, 2014 in "General and administrative expenses" in the Consolidated Statements of Operations, primarily related to professional services fees.

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar from the official exchange rate of 4.3 Venezuelan bolivars per U.S. dollar to an official rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12 Venezuelan bolivars per U.S. dollar as of September 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of September 30, 2014.

DIRECTV

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of September 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of September 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $547 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

ECAD

        As previously reported, Escritorio Central de Arrecadacao, or ECAD, the organization responsible for collecting performance rights fees under Brazilian law, had outstanding claims against Sky Brasil, along with other video distributors in Brazil. In the third quarter of 2013, Sky Brasil entered into an agreement with ECAD whereby Sky Brasil agreed to settle all claims for the period from 2004 through December 31, 2013 for a cash payment of $92 million in September 2013. As a result of this settlement, Sky Brasil recognized a $128 million pre-tax gain from the reversal of amounts previously accrued during such period, of which $70 million was recorded as a reduction in "Broadcast programming and other", $37 million was recorded as a reduction in "Interest expense" and $21 million was recorded in "Other, net" in the Consolidated Statements of Operations.

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

        Broadcast Programming and Other.    These costs primarily include license fees for subscription service programming, pay-per-view programming, seasonal live sporting and other events. Other costs include continuing service fees paid to third parties for active subscribers and warranty service costs.

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

        Subscriber Count.    The total number of subscribers represents the total number of subscribers actively subscribing to our service, including subscribers who have suspended their account for a particular season of the year because they are temporarily away from their primary residence, subscribers who are in the process of relocating and commercial equivalent viewing units.

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

EXECUTIVE OUTLOOK

        DIRECTV Consolidated.    We previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2013 that we anticipated earnings per share to increase in the mid-teen percentage range from the $5.22 earnings per share reported in 2013. We now expect earnings per share to increase in the low single digit percentage range as a result of lower than expected net income driven by unfavorable foreign currency exchange rates and AT&T merger transaction costs, as well as higher weighted average shares outstanding than previously anticipated due to the suspension of our share repurchase program. These estimates are highly volatile depending on changes in foreign currency exchange rates, as well as changes in the macroeconomic and political environment in Latin America.

        We previously reported in our Annual Report on Form 10-K/A for the year ended December 31, 2013 that we expected free cash flow, or cash provided by operating activities less capital expenditures, to increase approximately 10%. We now expect free cash flow to increase nearly 20% driven by an increase in operating profit before depreciation and amortization as well as a reduction in cash paid for income taxes.

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,506	$6,170	$336	5.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,057	2,904	153	5.3%
Subscriber service expenses	397	391	6	1.5%
Broadcast operations expenses	74	68	6	8.8%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	776	756	20	2.6%
Upgrade and retention costs	347	359	(12)	(3.3)%
General and administrative expenses	307	296	11	3.7%
Depreciation and amortization expense	435	409	26	6.4%

Total operating costs and expenses	5,393	5,183	210	4.1%

Operating profit	$1,113	$987	$126	12.8%

Operating profit margin	17.1%	16.0%	—	—
Other data:
Operating profit before depreciation and amortization	$1,548	$1,396	$152	10.9%
Operating profit before depreciation and amortization margin	23.8%	22.6%	—	—
Total number of subscribers (in thousands)	20,203	20,160	43	0.2%
ARPU	$107.27	$102.37	$4.90	4.8%
Average monthly subscriber churn %	1.73%	1.61%	—	7.5%
Gross subscriber additions (in thousands)	1,023	1,109	(86)	(7.8)%
Subscriber disconnections (in thousands)	1,051	970	81	8.4%
Net subscriber (disconnections) additions (in thousands)	(28)	139	(167)	(120.1)%
Average subscriber acquisition costs—per subscriber (SAC)	$898	$853	$45	5.3%
Capital expenditures:
Property and equipment	$187	$155	$32	20.6%
Subscriber leased equipment—subscriber acquisitions	143	190	(47)	(24.7)%
Subscriber leased equipment—upgrade and retention	134	162	(28)	(17.3)%
Satellites	19	46	(27)	(58.7)%

Total capital expenditures	$483	$553	$(70)	(12.7)%

        Subscribers.    In the third quarter of 2014, DIRECTV U.S. had net subscriber disconnections of 28,000 as compared to net subscriber additions of 139,000 in the third quarter of 2013. This decrease

DIRECTV

was due to both lower gross subscriber additions and a higher number of subscriber disconnections. Gross subscriber additions decreased mainly as a result of stricter credit policies. Average monthly subscriber churn was higher in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to a more competitive environment and subscribers with larger average promotional offers that have ended.

        Revenues.    DIRECTV U.S. revenues increased in the third quarter of 2014 as a result of higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages, higher advanced receiver service fees, higher fees for our enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers to existing customers and lower revenue from pay-per-view events.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs, as well as higher subscriber acquisition costs. Upgrade and retention costs decreased primarily due to lower equipment costs. Broadcast programming and other costs increased primarily due to annual program supplier rate increases. Subscriber acquisition costs increased primarily due to an increase in promotional offers targeted at higher quality subscribers and higher marketing costs, partially offset by lower gross subscriber additions. SAC on a per subscriber basis, which includes the cost of capitalized set-top receivers, increased due to the increase in subscriber acquisition costs, partially offset by lower equipment costs.

        Operating profit before depreciation and amortization margin improved primarily due to the higher revenues combined with lower upgrade and retention costs, relatively unchanged subscriber service expenses, as well as slower relative growth in subscriber acquisition costs.

        Operating profit.    Operating profit and operating profit margin increased in the third quarter of 2014 as compared to the third quarter of 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,820	$1,662	$158	9.5%
Operating profit before depreciation and amortization	453	558	(105)	(18.8)%
Operating profit before depreciation and amortization margin	24.9%	33.6%	—	—
Operating profit	$137	$262	$(125)	(47.7)%
Operating profit margin	7.5%	15.8%	—	—
Other data:
ARPU	$48.88	$49.42	$(0.54)	(1.1)%
Average monthly total subscriber churn %	2.99%	2.27%	—	31.7%
Average monthly post-paid subscriber churn %	2.06%	1.93%	—%	6.7%
Total number of subscribers (in thousands)(1)	12,353	11,337	1,016	9.0%
Gross subscriber additions (in thousands)(1)	993	1,023	(30)	(2.9)%
Net subscriber (disconnections) additions (in thousands)(1)	(119)	260	(379)	(145.8)%
Capital expenditures:
Property and equipment	$69	$62	$7	11.3%
Subscriber leased equipment—subscriber acquisitions	184	228	(44)	(19.3)%
Subscriber leased equipment—upgrade and retention	73	93	(20)	(21.5)%
Satellites	55	32	23	71.9%

Total capital expenditures	$381	$415	$(34)	(8.2)%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Three Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,014	$883	$131	14.8%
Operating profit before depreciation and amortization	307	353	(46)	(13.0)%
Operating profit before depreciation and amortization margin	30.3%	40.0%	—	—
Operating profit	$118	$169	$(51)	(30.2)%
Operating profit margin	11.6%	19.1%	—	—
Other Data:
ARPU	$60.00	$56.50	$3.50	6.2%
Total number of subscribers (in thousands)	5,644	5,255	389	7.4%
Total capital expenditures	$254	$222	$32	14.4%

DIRECTV

        Subscribers.    In the third quarter of 2014 net subscriber additions decreased as compared to the third quarter of 2013 due to higher average monthly churn, partially offset by higher gross subscriber additions. Total average monthly churn increased primarily due to a reduction in credits to existing subscribers, and the introduction of our prepaid service in the fourth quarter of 2013.

        Revenues.    Revenues increased in the third quarter of 2014 as compared to the third quarter of 2013 primarily due to subscriber growth and an increase in ARPU. The increase in ARPU was driven by reduced promotional offers to subscribers and an increase in advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the third quarter of 2014 primarily due to the settlement of the ECAD dispute in the third quarter of 2013. The decrease was also attributable to increased subscriber service and general and administrative expenses related to customer service and systems initiatives.

        Operating profit.    Operating profit and operating profit margin decreased in the third quarter of 2014 as compared to the third quarter of 2013. This decrease was due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$806	$779	$27	3.5%
Operating profit before depreciation and amortization	146	205	(59)	(28.8)%
Operating profit before depreciation and amortization margin	18.1%	26.3%	—	—
Operating profit	$19	$93	$(74)	(79.6)%
Operating profit margin	2.4%	11.9%	—	—
Other Data:
ARPU	$39.64	$43.07	$(3.43)	(8.0)%
Total number of subscribers (in thousands)	6,709	6,082	627	10.3%
Total capital expenditures	$127	$193	$(66)	(34.2)%

        Subscribers.    In the third quarter of 2014 we had net subscriber disconnections as compared to net subscriber additions in the third quarter of 2013. The change is primarily due to lower gross subscriber additions and higher average monthly total subscriber churn resulting from higher subscriber disconnections and lower prepaid subscriber reconnections following the end of the FIFA World Cup.

        Revenues.    Revenues increased in the third quarter of 2014 primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily driven by currency depreciation in Venezuela and Argentina and a higher penetration of lower ARPU mass market subscribers, partially offset by price increases and an increase in the number of subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the third

DIRECTV

quarter of 2014 as compared to the third quarter of 2013 primarily due to a $62 million charge in "General and administrative expenses" in the Consolidated Statements of Operations related to the remeasurement of the Venezuelan bolivar denominated net monetary assets during the third quarter of 2014 and higher broadcast programming costs in Venezuela, as well as higher subscriber acquisition costs primarily resulting from labor cost inflation.

        Operating profit.    Operating profit and operating profit margin decreased in the third quarter of 2014 as compared to the third quarter of 2013 due to a decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to subscriber leased equipment and infrastructure costs capitalized over the last year.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $18 million in the third quarter of 2014 and $15 million in the third quarter of 2013.

        Interest expense.    The increase in interest expense to $215 million in the third quarter of 2014 from $182 million in the third quarter of 2013 was primarily due to a higher average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended September 30,		Change
	2014	2013	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$21	$30	$(9)
Net gains from sale of investments	1	—	1
Net foreign currency transaction loss	(19)	(9)	(10)
Fair-value gain on non-employee stock options	—	2	(2)
ECAD settlement gain	—	21	(21)
Other	(2)	(1)	(1)

Total	$1	$43	$(42)

        Income Tax Expense.    We recognized income tax expense of $411 million for the third quarter of 2014 compared to $391 million for the third quarter of 2013. The effective tax rate for the third quarter of 2014 was 40.1% compared to 35.5% for the third quarter of 2013, primarily due to the unfavorable tax impact of the Venezuela exchange rate in 2014, and the recognition of uncertain tax benefits as a result of the expiration of the statute of limitations in 2013.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended September 30,
	2014	2013
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.22	$1.29
Diluted earnings attributable to DIRECTV per common share	$1.21	$1.28
Weighted average number of common shares outstanding:
Basic	502	541
Diluted	507	545

DIRECTV

        The decreases in basic and diluted earnings per share were due to lower net income attributable to DIRECTV, partially offset by a reduction in weighted average shares outstanding resulting from our share repurchase program.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Nine Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$18,865	$17,903	$962	5.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	8,625	8,147	478	5.9%
Subscriber service expenses	1,130	1,102	28	2.5%
Broadcast operations expenses	221	220	1	0.5%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,085	1,979	106	5.4%
Upgrade and retention costs	942	1,002	(60)	(6.0)%
General and administrative expenses	897	885	12	1.4%
Depreciation and amortization expense	1,290	1,225	65	5.3%

Total operating costs and expenses	15,190	14,560	630	4.3%

Operating profit	$3,675	$3,343	$332	9.9%

Operating profit margin	19.5%	18.7%	—	—
Other data:
Operating profit before depreciation and amortization	$4,965	$4,568	$397	8.7%
Operating profit before depreciation and amortization margin	26.3%	25.5%	—	—
Total number of subscribers (in thousands)	20,203	20,160	43	0.2%
ARPU	$103.57	$99.00	$4.57	4.6%
Average monthly subscriber churn %	1.58%	1.53%	—	3.3%
Gross subscriber additions (in thousands)	2,822	2,841	(19)	(0.7)%
Subscriber disconnections (in thousands)	2,872	2,765	107	3.9%
Net subscriber (disconnections) additions (in thousands)	(50)	76	(126)	(165.8)%
Average subscriber acquisition costs—per subscriber (SAC)	$872	$878	$(6)	(0.7)%
Capital expenditures:
Property and equipment	$514	$420	$94	22.4%
Subscriber leased equipment—subscriber acquisitions	375	515	(140)	(27.2)%
Subscriber leased equipment—upgrade and retention	348	392	(44)	(11.2)%
Satellites	52	154	(102)	(66.2)%

Total capital expenditures	$1,289	$1,481	$(192)	(13.0)%

        Subscribers.    In the nine months ended September 30, 2014, DIRECTV U.S. had net subscriber disconnections of 50,000 as compared to net subscriber additions of 76,000 in the nine months ended September 30, 2013. The decrease was due to lower gross subscriber additions and a higher number of

DIRECTV

subscriber disconnections. Gross subscriber additions decreased mainly as a result of stricter credit policies. Average monthly subscriber churn was higher for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to a more competitive environment and subscribers with larger average promotional offers that have ended.

        Revenues.    DIRECTV U.S. revenues increased in the nine months ended September 30, 2014 as a result of higher ARPU. The increase in ARPU resulted primarily from higher advanced receiver service fees, price increases on programming packages, higher fees for our enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs and higher subscriber acquisition costs. Upgrade and retention costs decreased primarily due to lower equipment costs. Broadcast programming and other costs increased primarily due to annual program supplier rate increases. Subscriber acquisition costs increased primarily due to an increase in promotional offers targeted at higher quality subscribers.

        Operating profit before depreciation and amortization margin increased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily due to the higher revenues coupled with lower upgrade and retention costs, as well as slower relative growth in subscriber service expenses and general and administrative expenses, partially offset by higher broadcast programming and other costs.

        Operating profit.    Operating profit and operating profit margin increased in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

	Nine Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$5,330	$5,076	$254	5.0%
Operating profit before depreciation and amortization(1)	1,150	1,393	(243)	(17.4)%
Operating profit before depreciation and amortization margin(1)	21.6%	27.4%	—	—
Operating profit(1)	$253	$518	$(265)	(51.2)%
Operating profit margin(1)	4.7%	10.2%	—	—
Other data:
ARPU(2)	$49.02	$51.68	$(2.66)	(5.1)%
Average monthly total subscriber churn %(2)	2.42%	2.43%	—	(0.4)%
Average monthly post-paid subscriber churn %(2)	1.94%	2.18%	—	(11.0)%
Total number of subscribers (in thousands)(2)(3)	12,353	11,337	1,016	9.0%
Gross subscriber additions (in thousands)(3)(4)	3,415	3,393	22	0.6%
Net subscriber additions (in thousands)(2)(3)(4)	785	1,008	(223)	(22.1)%
Capital expenditures:
Property and equipment	$195	$142	$53	37.3%
Subscriber leased equipment—subscriber acquisitions	497	675	(178)	(26.4)%
Subscriber leased equipment—upgrade and retention	277	326	(49)	(15.0)%
Satellites	120	112	8	7.1%

Total capital expenditures	$1,089	$1,255	$(166)	(13.2)%

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

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Nine Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,964	$2,790	$174	6.2%
Operating profit before depreciation and amortization	907	926	(19)	(2.1)%
Operating profit before depreciation and amortization margin	30.6%	33.2%	—	—
Operating profit	$380	$379	$1	0.3%
Operating profit margin	12.8%	13.6%	—	—
Other Data:
ARPU	$59.57	$59.90	$(0.33)	(0.6)%
Total number of subscribers (in thousands)(1)	5,644	5,255	389	7.4%
Total capital expenditures	$644	$692	$(48)	(6.9)%

(1)
See Note (2) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In the nine months ended September 30, 2014, net subscriber additions increased primarily due to higher gross subscriber additions as well as lower total average monthly churn. The increase in gross subscriber additions was driven by higher demand for FIFA World Cup and advanced products. Total average monthly churn decreased primarily due to the improper crediting of certain subscriber accounts and associated corrective actions in 2013 described above.

        Revenues.    Revenues increased in the nine months ended September 30, 2014, primarily due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by higher ARPU in local currency terms, which resulted from a reduction in promotional offers to subscribers and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as the higher revenues were more that offset by higher broadcast programming and other costs mainly due to the settlement of the ECAD dispute in the third quarter of 2013.

        Operating profit.    Operating profit increased slightly in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 as the decrease in operating profit before depreciation and amortization was more than offset by a decrease in depreciation and amortization expense.

        Operating profit margin decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the decrease in operating profit before depreciation and amortization margin, partially offset by a decrease in depreciation and amortization expense in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013, as discussed above.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Nine Months Ended and As of September 30,		Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$2,366	$2,286	$80	3.5%
Operating profit before depreciation and amortization(1)	243	467	(224)	(48.0)%
Operating profit before depreciation and amortization margin(1)	10.3%	20.4%	—	—
Operating profit (loss)(1)	$(127)	$139	$(266)	(191.4)%
Operating profit margin(1)	NM *	6.1%	—	—
Other Data:
ARPU	$40.12	$44.27	$(4.15)	(9.4)%
Total number of subscribers (in thousands)	6,709	6,082	627	10.3%
Total capital expenditures	$445	$563	$(118)	(21.0)%

*
Not meaningful

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In the nine months ended September 30, 2014, net subscriber additions decreased due to higher total average monthly subscriber churn and lower gross subscriber additions. Gross subscriber additions decreased primarily from certain limitations on importing set-top receivers for new subscribers in Venezuela. Total average monthly churn increased primarily due to lower prepaid subscriber reconnections following the end of the FIFA World Cup.

        Revenues.    Revenues increased in the nine months ended September 30, 2014 primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, primarily in Venezuela and Argentina, partially offset by price increases and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 primarily in Venezuela as a result of the $346 million devaluation charge, of which $281 million was recorded in "Venezuelan currency devaluation charge" and $65 million was recorded in "General and administrative expenses" in the Consolidated Statements of Operations related to the remeasurement of Venezuelan bolivar denominated net monetary assets during the nine months ended September 30, 2014 as compared to the $166 million charge recorded in "Venezuelan devaluation charge" in the Consolidated Statements of Operations during the nine months ended September 30, 2013. Also contributing to the decrease were unfavorable exchange rates in Argentina, as well as higher broadcast programming costs associated with special events, including the FIFA World Cup.

DIRECTV

        Operating profit.    Operating profit and operating profit margin decreased in the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to subscriber leased equipment and infrastructure costs capitalized over the last year.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $43 million in the nine months ended September 30, 2014 and $56 million in the nine months ended September 30, 2013.

        Interest expense.    The increase in interest expense to $677 million in the nine months ended September 30, 2014 from $618 million in the nine months ended September 30, 2013 was primarily a result of a higher average debt balance.

        Other, net.    The significant components of "Other, net" were as follows:

	Nine Months Ended September 30,		Change
	2014	2013	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$99	$86	$13
Net gains from sale of investments	25	8	17
Loss on early extinguishment of debt	(19)	—	(19)
Net foreign currency transaction loss	(8)	(42)	34
Fair-value gain (loss) on non-employee stock options	3	(2)	5
DSN Northwest deconsolidation charge	—	(59)	59
ECAD settlement gain	—	21	(21)
Other	(7)	(6)	(1)

Total	$93	$6	$87

        Income Tax Expense.    We recognized income tax expense of $1,338 million for the nine months ended September 30, 2014 compared to $1,192 million for the nine months ended September 30, 2013. The effective tax rate for the nine months ended September 30, 2014 was 40.2% compared to 36.6% for the nine months ended September 30, 2013, primarily due to the unfavorable tax impact of the larger Venezuelan currency devaluation in 2014, and the benefits recorded for the settlement with state taxing authorities and the expiration of the statute of limitations in 2013.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Nine Months Ended September 30,
	2014	2013
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$3.92	$3.68
Diluted earnings attributable to DIRECTV per common share	$3.88	$3.65
Weighted average number of common shares outstanding:
Basic	505	557
Diluted	510	562

DIRECTV

        The increases in basic and diluted earnings per share were due to a reduction in weighted average shares outstanding resulting from our share repurchase program, partially offset by lower net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of September 30, 2014, there were no borrowings outstanding under the revolving credit facilities. DIRECTV U.S. also has a commercial paper program backed by its revolving credit facilities. As of September 30, 2014, we had $129 million of short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of September 30, 2014, Sky Brasil had borrowings of R$573 million ($234 million) outstanding under the BNDES facility.

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. As of September 30, 2014, Sky Brasil had borrowings of R$48 million ($20 million) under the facility.

        As of September 30, 2014, our cash and cash equivalents totaled $2,898 million compared to $2,180 million at December 31, 2013. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.01 at September 30, 2014 and 0.91 at December 31, 2013.

Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities increased to $4,726 million for the nine months ended September 30, 2014 from $4,355 million for the nine months ended September 30, 2013. The increase is primarily a result of an increase in operating profit before depreciation and amortization expense and changes in working capital.

Cash Flows Used in Investing Activities

        Net cash flows used in investing activities decreased to $2,384 million for the nine months ended September 30, 2014 from $2,812 million for the nine months ended September 30, 2013. The decrease resulted primarily from lower capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. and DIRECTV Latin America and a decrease in capital expenditures for satellites, as well as a decrease in the acquisition of spectrum licenses at DIRECTV Latin America and patent licenses at DIRECTV U.S. In addition, proceeds from the sale of investments decreased due to the partial sale of our equity method investment in GSN, for which we received proceeds in April 2013.

Cash Flows Used in Financing Activities

        Net cash flows used in financing activities decreased to $1,241 million for the nine months ended September 30, 2014 from $1,636 million for the nine months ended September 30, 2013. The decrease is primarily due to a reduction in common shares repurchased and retired, partially offset by the repayment of our 4.750% senior notes due in 2014.

DIRECTV

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement under which AT&T will combine with DIRECTV in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction with and without AT&T's consent. During the nine months ended September 30, 2014, we repurchased and retired 19 million common shares for $1,386 million, at an average price of $73.82.

Debt

        At September 30, 2014, we had $19,750 million in total outstanding borrowings, which consisted of senior notes and commercial paper issued by DIRECTV U.S. and borrowings under the BNDES and Desenvolve SP financing facilities at Sky Brasil. Our outstanding borrowings are more fully described in Note 5 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2013 Form 10-K/A.

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

        Senior Notes.    On March 20, 2014, DIRECTV U.S. exercised its early redemption right under the indenture of the 4.750% senior notes due in 2014, or the 2014 Notes, effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million to redeem such Notes.

        During the second quarter of 2014, DIRECTV U.S. entered into interest rate swap contracts with a total notional amount of $3,000 million, converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate in order to manage our interest rate exposure by adjusting our mix of fixed rate and floating rate debt.

        During the third quarter of 2014, DIRECTV U.S. terminated $1,000 million notional amount of fixed-to-floating interest rate swap contracts for each of the fixed-to-floating interest rate swap contracts for the 5.000% senior notes due in 2021 and the 3.800% senior notes due in 2022 and received cash proceeds in the aggregate of $20 million, which included $7 million of interest receivable from the swap counterparties. As of the date of termination, there was an increase in the carrying value of the 5.000% senior notes due in 2021 and the 3.800% senior notes due in 2022 of $14 million, which will be amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the senior notes. In connection with the termination of the fixed-to-floating interest rate swap contracts, we recognized a $3 million loss in "Other, net" in the Consolidated Statements of Operations. The cash proceeds received upon termination of the fixed-to-floating interest rate swap contracts are included in "Net cash provided by operations" in the Consolidated Statements of Cash

DIRECTV

Flows. Subsequently, DIRECTV U.S. entered into new fixed-to-floating interest rate swap contracts for $1,000 million notional for each of the 5.00% senior notes due in 2021 and the 3.800% senior notes due in 2022. The total notional amount of these interest rate swaps was $3,000 million as of September 30, 2014. These interest rate swaps are designated and qualify as fair value hedges. The terms of the interest rate swap contracts correspond to the related hedged senior notes and have maturities ranging from March 2021 to April 2024.

        At September 30, 2014, DIRECTV U.S.' senior notes had a carrying value of $19,367 million and a weighted-average coupon of 4.49%. The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018 and $13,965 million in 2019 and thereafter.

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

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of September 30, 2014, we had $129 million of short-term commercial paper outstanding, with a weighted average maturity of 43 days, at a weighted average yield of 0.42%, which may be refinanced on a periodic basis as borrowings mature.

Revolving Credit Facilities

        DIRECTV U.S. has a $1.0 billion revolving credit facility, which expires in February 2016, and a $1.5 billion revolving credit facility, which expires in September 2017. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of September 30, 2014, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

DIRECTV

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At September 30, 2014, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur. The revolving credit facilities provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of September 30, 2014, Sky Brasil had borrowings of R$573 million ($234 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 4.75% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.45 / $1.00 at September 30, 2014.

        Borrowings under the BNDES facility mature as follows: R$56 million ($23 million) in 2014, R$277 million ($113 million) in 2015, R$196 million ($80 million) in 2016 and R$44 million ($18 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an

DIRECTV

original purchase price of approximately R$800 million ($326 million) based on the exchange rate of R$2.45 / $1.00 as of September 30, 2014.

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of September 30, 2014, Sky Brasil had borrowings of R$48 million ($20 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian Real denominated amounts into U.S. dollars based on the exchange rate of R$2.45 / $1.00 at September 30, 2014.

Contingencies

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary. In February 2013, the Venezuelan government announced a devaluation of the Venezuelan bolivar from the official exchange rate of 4.3 Venezuelan bolivars per U.S. dollar to an official rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $166 million ($136 million after tax) in the first quarter of 2013, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary as of the date of the devaluation.

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12 Venezuelan bolivars per U.S. dollar as of September 30, 2014, is determined by periodic auctions. Additionally, in February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of September 30, 2014.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of September 30, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014,

DIRECTV

related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of September 30, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $494 million, including cash of $547 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the exchange rate system and further devaluations of the Venezuelan bolivar.

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

Dividend Policy

        The Merger Agreement executed in connection with the proposed transaction with AT&T precludes the Company from paying a dividend so long as the Merger Agreement is in effect.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of September 30, 2014, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2013. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $487 million as of September 30, 2014. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2014	2015-2016	2017-2018	2019 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 5)(a)	$30,377	$119	$5,300	$3,475	$21,483
Purchase obligations(b)	16,666	582	4,113	3,491	8,480
Operating lease obligations(c)	1,017	27	212	201	577
Capital lease obligations(d)	1,355	25	289	267	774

Total	$49,415	$753	$9,914	$7,434	$31,314

(a)
The cash payments due for long-term debt obligations include interest payments based on the outstanding principal amounts and the applicable fixed interest rates as of September 30, 2014. The obligations do not reflect potential prepayments required under indentures.

DIRECTV

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

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the nine months ended September 30, 2014. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2013.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.

DIRECTV

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended September 30, 2014 or subsequent thereto, but before the filing of the report, are summarized below:

        DIRECTV Shareholder Litigation—Proposed DIRECTV and AT&T Merger.    As previously reported, beginning on May 21, 2014, and following the May 18, 2014 announcement that DIRECTV had entered into a definitive agreement to combine with AT&T Inc., several shareholder putative class action lawsuits were filed, six in Delaware Chancery Court, or the Delaware Actions, and one in California Superior Court, or the California Action, against DIRECTV, its directors and AT&T Inc., alleging breach of fiduciary duties in connection with the proposed transaction. The complaints generally and collectively asserted that defendants failed to maximize the value of DIRECTV, and sought to enjoin the proposed transaction as well as unspecified damages, costs and fees. An Order consolidating the Delaware Actions and appointing Lead Plaintiff and Lead Counsel was entered on July 21, 2014 and discovery in the Delaware Actions was stayed pending the filing of a Consolidated Complaint. Subsequently, Lead Counsel in the Delaware Actions filed a motion to voluntarily dismiss the Delaware Actions against all defendants and that motion was granted by order entered by the Chancery Court on October 28, 2014. The California Action has been stayed (including discovery) by stipulation dated September 30, 2014 subject to the court's order approving the stipulation and remains pending at this time.

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

        b)    The following previously reported legal proceeding was terminated during the third quarter ended September 30, 2014:

        Federal Lawsuit Companion Case to International Trade Commission Proceedings.    As previously reported, on April 17, 2014, ViXS Systems, Inc., or ViXS, submitted to the International Trade Commission, or ITC, a request to commence an investigation alleging that certain patents owned by ViXS are infringed by components supplied by Entropic Communications, Inc., or Entropic, or by devices that contain those components, including set-top boxes and other devices used in the DIRECTV service. DIRECTV, among others, was identified as a respondent. The request sought an order excluding the accused devices from entry into the United States. Also on April 17, 2014, ViXS filed in United States District Court a companion lawsuit alleging infringement of the same patents by the same products and sought an injunction and monetary damages. ViXS and Entropic have since finalized a settlement agreement, as a result of which the District Court action against DIRECTV was dismissed with prejudice on September 15, 2014, and the ITC investigation was terminated on October 30, 2014.

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2013 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock-and-cash transaction and we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock without AT&T's consent.

        During the three months ended September 30, 2014 there were no share repurchases.

* * *

DIRECTV

ITEM 6.    EXHIBITS

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

DIRECTV (Registrant)
Date: November 7, 2014	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.