Form 10-K
period 2014-12-31
DIRECTV
filed 2015-02-25
CIK 1465112

Use these links to rapidly review the document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of June 30, 2014, the aggregate market value of the registrant's voting and non-voting common equity held by non-affiliates was $34,022,895,210.

          As of February 13, 2015, the registrant had outstanding 502,801,382 shares of common stock.

          Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
DIRECTV Form 10-K/A to be filed no later than April 30, 2015	Part I, Item 5 Part III, Items 10 through 14

DIRECTV

CAUTIONARY STATEMENT FOR PURPOSE OF THE
"SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2015 financial results, liquidity and capital resources.

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

DIRECTV

PART I

ITEM 1.    BUSINESS

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic location and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, or RSNs, and retain a non-controlling interest in two other RSNs, all of which operate under the brand name ROOT SPORTS. We also own a 42% interest in Game Show Network, LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investments in GSN and the two RSNs in which we own non-controlling interest using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of December 31, 2014, DIRECTV U.S. had approximately 20.4 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana and Other segment. As of December 31, 2014, PanAmericana had approximately 6.8 million subscribers, Sky Brasil had approximately 5.6 million subscribers and Sky Mexico had approximately 6.6 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania and two regional sports networks based in Seattle, Washington and Houston, Texas in which DSN retains a non-controlling interest, each of which operates under the brand name ROOT SPORTS. Please see Note 4 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report for more information regarding the acquisition of the regional sports network based in Houston, Texas. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

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

PROPOSED AT&T MERGER TRANSACTION

        DIRECTV's U.S. business operates in a highly competitive market with challenging content economics and business model disruption from new offerings and technologies (See Risk Factors section below). In addition, consumer preferences continue to shift to purchasing a bundle of video and broadband services, as well as watching more content on demand and consuming media through mobile devices. To address these and other strategic challenges, on May 18, 2014, DIRECTV and AT&T announced that they entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock and cash transaction. The Agreement and Plan of Merger, which was included as Exhibit 2.1 to the Form 8-K filed with the SEC on May 19, 2014, or the Merger Agreement, was approved unanimously by the Board of Directors of each company and was approved by our stockholders at a special meeting held on September 25, 2014. We believe the proposed combination with AT&T, when completed, will provide us the opportunity to access additional resources to better compete and grow our business despite this environment.

        As discussed more fully in the Registration Statement on Form S-4 filed by AT&T with the Securities and Exchange Commission on July 1, 2014, we believe the combination of AT&T's 21 state wireline footprint, which covers 55 million customer locations, with DIRECTV's best-in-class product and services will allow DIRECTV and AT&T to offer a customer-friendly bundled service that will more effectively compete with similar offers from cable competitors. In addition, we expect to offer a bundle of DIRECTV video and AT&T wireless service nationwide—a service which has over 100 million subscribers—that we believe consumers will find compelling in part due to the continued shift in consumers viewing habits onto their mobile devices. The combination will also provide the possibility to be more efficient with regards to content costs due to the merged company's larger scale combined with the opportunity for programmers to offer their product to a broader set of customers. In addition, the combination of the two companies will potentially allow for new and expanded Internet delivered services as well as a wider roll out of broadband offerings to rural areas, many of which will for the first time have the opportunity to take advantage of lower priced bundled offerings.

        We believe that the proposed transaction, which is subject to regulatory approval, will be approved and completed in the first half of 2015. The following discussion lays out the strengths and strategies of our U.S. and Latin America businesses as they stand today, prior to the consummation of the merger, which is awaiting regulatory approval.

DIRECTV U.S.

        Through DIRECTV U.S., we provide approximately 20.4 million subscribers with access to hundreds of channels of digital-quality video entertainment and audio programming that we transmit directly to subscribers' homes or businesses via high-powered geosynchronous satellites. We also provide video-on-demand, or VOD, by "pushing" top-rated movies onto customers' digital video recorders, or DVRs, for instant viewing, as well as via broadband to our subscribers who have connected their set-top receiver to their broadband service. In addition, our subscribers have the ability to use directv.com or our mobile applications for smartphones and tablets to view authorized content, search program listings and schedule DVR recordings.

        We believe we provide one of the most extensive collections of programming available in the MVPD industry (all of the channel, program and title counts below are roughly as of year end 2014 unless otherwise noted). This includes over 195 national high-definition, or HD, television channels, one dedicated Ultra-HD, or 4K, channel and one dedicated 3D channel. In addition, we offer video-on-demand, or VOD, service named

DIRECTV

DIRECTV CINEMA®, which provides a selection of approximately 12,000 movie and television programs to our broadband-connected subscribers. Through directv.com our subscribers have access to over 21,000 movie and television programs. We also provide local channel coverage to markets covering over 99% of U.S. television households, virtually all in HD.

        We also provide premium professional and collegiate sports programming such as the NFL SUNDAY TICKET package, which allows subscribers to view the largest selection of NFL games available each Sunday during the regular season. Under our contract with the NFL, we have exclusive rights to provide this service, including rights to provide related broadband, HD, VOD, interactive and mobile services.

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

Key Strengths

  •
  Large Subscriber Base.  We are the largest provider of DTH digital television services and the second largest MVPD provider in the United States, in each case based on the number of subscribers. We believe that our large subscriber base provides us with the opportunity to obtain programming on favorable terms vis a vis smaller competitors and secure unique and exclusive programming. We also believe that our large subscriber base contributes to achieving other economies of scale in areas such as DIRECTV System equipment purchasing, customer service, installation and repair, broadcast operations and general and administrative services.

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

  •
  Substantial Channel Capacity and Programming Content.  As a result of our significant channel capacity, we believe we are able to deliver to our subscribers one of the widest selections of local and national programming available today in the United States, including exclusive programming such as the NFL SUNDAY TICKET package, original series content such as ROGUE and KINGDOM, international programming, premium channels, regional sports networks and one of the most extensive national HD offerings currently available in the industry. In addition, we believe that we offer one of the most comprehensive collections of sports programming content available both inside and outside of the home, highlighted by the NFL SUNDAY TICKET MAX package.

  •
  High-Quality Digital Picture and Sound, Including HD and 3D Programming.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and sound. We believe this compares favorably with cable providers, as DIRECTV's picture quality has consistently been rated higher than cable in J.D. Power and Associates' annual survey. In addition, we believe we currently offer one of the nation's most comprehensive selections of HD channels, including a large collection of 1080p HD movies. Also, we currently offer one dedicated channel for 3D programming and another for 4K programming. In the future, we expect to carry additional 4K programming, the next generation of improved picture quality.

DIRECTV

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

  •
  Technology.  We devote considerable resources to improving our set-top receivers, including the middleware for our receivers, as well as developing new services such as in-home and out-of-home video streaming. For example in 2013, we introduced the next generation DIRECTV Genie®, a premium high-definition whole-home DVR with a terabyte hard drive that allows consumers to record five different high-definition programs simultaneously while viewing and controlling content from one DVR to four different locations in the house at the same time with the appropriate equipment. Our new DIRECTV Genie is our fastest and most reliable DVR to date and comes equipped with a unique personalized recommendation engine, the ability to create a customizable sports portal for your favorite teams, built in Wi-Fi to access VOD content and the ability to watch 4K programming when the customer also uses a DIRECTV-Ready 4K television. In addition, we continue to evolve our platform to meet our subscribers' desire to view quality content where they want it most. For example in 2014, we expanded access to our live streaming content offerings on certain devices both inside and outside of the home and increased the programming available for subscribers to watch provided they are connected to the Internet. We have also improved the quality and reliability of our streaming technology to improve the experience as well as making significant improvements to our website and applications to make it easier to find the content our customers want to watch more easily and quickly. These improvements have led to significant increases in both the number of customers streaming content as well as the amount of content they watch. We also expect to further optimize our DIRECTV Everywhere offerings with enhancements to the second screen experience, such as increased functionality, personalization, social integration and commerce capabilities.

  •
  Strong Customer Satisfaction.  We have attained top rankings in customer satisfaction studies for our industry. For example, we have scored higher than the largest national cable providers in customer satisfaction for fourteen consecutive years in the American Customer Satisfaction Index. In addition, over the last three years, we have more than doubled our Net Promoter Score, or NPS, as measured by SatMetrix, with our most recent score being the highest in the industry. We believe that providing high-quality customer service is an important element in minimizing subscriber disconnection, or churn, and attracting new subscribers.

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

    We hold licenses in three orbital slots (99° west longitude, or WL, 101° WL, and 103° WL) in the Ka-Band spectrum. The satellites that have been launched into these orbital slots have substantially increased our channel capacity, allowing us to provide one of the most extensive HD channel offerings currently available across the United States. In addition, we hold licenses to broadcast our services from 46 of 96 Ku-Band DBS frequencies spread over three orbital slots (101° WL, 110° WL and 119° WL). Finally, we hold licenses to broadcast our services from 36 Reverse Band frequencies in two orbital slots (99° WL and 103° WL). We expect to put these frequencies into service in 2015 providing us significant additional capacity for new services and/or to expand or backup existing services. The ability to maintain FCC licenses and other regulatory approvals, and to minimize potential interference from potential additional DBS "tweener" slots is critical to our business. See "Government Regulation-FCC Regulation Under the Communications Act and Related Acts" and "Risk Factors."

DIRECTV

  •
  Strong Balance Sheet.  We believe our cash position and borrowing capacity combined with our current and expected future cash generation capability provides us with significant financial flexibility to improve stockholder value. We have repurchased approximately $31 billion of our common stock over the last nine years, retiring approximately 66% of our shares as of December 31, 2014, although our repurchase program has been suspended due to the pending transaction with AT&T.

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

  •
  Transform the Customer Service Experience.  The greatest opportunity we have to create value is to delight and earn the enthusiastic loyalty of our approximately 20.4 million subscribers in the United States. We have implemented systems to measure and monitor our customer feedback regularly to continuously improve customer satisfaction. One way we do so is by measuring our Net Promoter Score, or NPS, which is a standard metric that surveys our customers' willingness to recommend DIRECTV to a friend or family member by sorting them into promoters, neutrals and detractors. Our goal is to make the customer experience a hallmark of the DIRECTV brand, drive higher loyalty levels and meaningfully differentiate DIRECTV from competitors. Our strategy involves (1) improving service quality and workforce engagement, (2) increasing our investment in existing customers, (3) simplifying customer facing policies and processes and (4) strengthening our bundled offers and capabilities.

  •
  Improving Service Quality and Workforce Engagement.  We believe it is strategically important to have a system for identifying and implementing improvements in products, policies and procedures. At our cross-functional learning lab we have a dedicated team focused on generating and testing ideas that could create more satisfaction for our customers through all service interactions including the initial sale and installation as well as any subsequent communications, service or upgrade transactions. We are testing and refining solutions that heighten the focus on resolving problems for customers the first time they contact us, minimizing hand-offs, valuing the customer's time and providing in-home education on our products and services. In addition, we're improving customer interactions through behavioral-based customer experience training as well as implementing a lean-based continuous improvement system across our frontline sales, customer care and field services teams. In 2015, we will continue to empower our front line employees to identify new ways to improve customers' satisfaction while simultaneously improving productivity by reducing service calls.

  •
  Increase Our Investment in Existing Customers.  Investing in our valuable customers is strategically important to improve loyalty and reduce customer churn. Therefore, in the middle of 2013 we launched a transparent upgrade program which provides additional value to enrolled customers, including the ability to receive upgrades to our latest product features and functionality every two years. We also believe it is critical to re-affirm our appreciation for our most tenured loyalists. For example, in 2014 we instituted a customer-friendly, invite-based referral program, that in addition to making it much easier to refer a friend, also provided an easy way for existing customers to track all of their referrals and related credits. This new program reduced follow on calls from referring customers by 75%. In addition, transitioning our investment away from providing new customers with the best deals to thoughtful economic investments in our existing subscriber base is expected to yield even higher levels of customer satisfaction and financial returns.

DIRECTV

    •
    Simplify Customer Facing Policies and Processes.  By simplifying key customer journeys (e.g., onboarding, problem resolution, movers), we not only improve the customer experience but also improve productivity by reducing customer contact rates and simultaneously eliminating complexity for our frontline workforce. For example, in 2014, we launched a simplified bill that was easier to understand and better communicated the amount due, the payment due date as well as the reason for any changes to the bill. This resulted in a 15% reduction in phone calls from existing customers who transitioned to this new bill. We plan to further simplify key customer interactions and expand self-service capabilities to continue to make it easier and more intuitive for customers to manage their accounts and better understand and enjoy features of the DIRECTV service. We expect these solutions to increase customer satisfaction, as well as reduce customer call volumes to our call centers.

    •
    Strengthen Our Bundled Offers and Capabilities.  Bundled video, telephone and broadband services continue to grow in popularity as consumers look for ways to reduce costs in a challenging economy. To better serve the segment of consumers who are attracted to the convenience and value of bundle offerings, we have agreements in place with most of the major telco companies nationwide to offer digital subscriber line, or DSL, and fiber bundles which include the DIRECTV service. We believe it is important that we continue to work closely with broadband providers in 2015 to further streamline the bundle process, offer broadband services with higher speeds and improve joint marketing efforts so that a greater percentage of our customers can enjoy the benefits of a bundle. For example in 2014, we streamlined the sales process and focused on improving system performance for customers who signed up for bundled service. These and other improvements drove a 28-point improvement in our bundled sales NPS scores during the year.

  •
  Advance the Entertainment Experience Both Inside and Outside of the Home.  We believe it is critical that we continue to extend our brand leadership as the premium pay-TV provider in the marketplace by providing the best and most compelling video experience both inside and outside of the home. Therefore, we've created a flexible platform that leverages our hybrid satellite and cloud infrastructure with a broadband connection. We believe that our hybrid solution is the most efficient way to transport content to subscribers when and where they want it; through this integrated approach, we're able to intelligently optimize the use of storage in the home as well as in the cloud, while also providing a seamless service for consumers across screens and locations. To fulfill our goals, we have developed a robust product roadmap that leverages this infrastructure to advance the entertainment experience by (1) connecting customer HD-DVRs to the Internet, (2) expanding DIRECTV Everywhere capabilities and content offerings and (3) delivering a seamless best-in-class user interface that unifies search and discovery across multiple screens.

  •
  Connect Customer HD-DVRs to the Internet.  Connecting our customers' receivers to broadband service is strategically important because it greatly enhances the video experience by complementing our high quality Live TV and DVR offerings and also increases our revenues and profits. For example, a connected receiver provides our customers with the ability to (1) access over 12,000 additional movies and TV shows available on the set-top box via our library of free and paid on-demand content—including over 100 on-demand networks which we expect will increase to about 140 in 2015, (2) restart shows already in progress and "rewind" and watch shows that customers may have missed in the last 72 hours, (3) watch non-traditional video including the ability to search and watch web-based videos on YouTube® and (4) engage interactive "TV Apps" that provide real-time information such as sports scores, standings and statistics; NFL Fantasy League integration; local traffic or weather reports; as well as a connection that enables customers to use the Pandora® audio service and interact with friends on their Twitter® or Facebook® account via their television or portable devices. Approximately half of our HD-DVR customers currently have their set-top box connected to the Internet. In the future we expect to introduce a standard HD box (non-DVR)

DIRECTV

      which can connect to the Internet so that many of the above features are available to these customers without DVR functionality.

    •
    Expand DIRECTV Everywhere capabilities.  We believe that providing an ubiquitous content experience across devices and locations is strategically important because it augments our customers' video experience while also meeting their desire to view quality content when and where they want it most. In addition to the live and on demand content available on the set-top box discussed above, DIRECTV Everywhere offerings include in-home streaming of over 100 live channels, which we expect to increase to approximately 150 by the end of 2015, and streaming of approximately 50 live channels outside of the home, which we expect to increase to approximately 135 by year end 2015. DIRECTV Everywhere also offers access to over 21,000 VOD movie and television programs via the Internet and access to over 100 networks' content online by authenticating they get pay TV service from DIRECTV. These offerings include HBO GO®, MAX GO®, Showtime Anytime®, Starz Play® and Encore Play™ as well as many others. We expect the number of authenticated networks accessible by DIRECTV customers to increase to approximately 150 by year end 2015. GenieGo® device enables subscribers with an HD-DVR and broadband connection to download and watch recorded shows on up to five different devices as well as remotely stream recorded content to an Internet enabled device over any Wi-Fi network. And, our first Over The Top, or OTT, service—Yaveo™ , a Spanish language service that includes 3 live channels as well as approximately 3,000 hours of on-demand content, expands our potential customer base as it is delivered over the Internet with no need for the customer to install a dish antenna or set-top box. Our NFL SUNDAY TICKET package in an OTT format, including via devices such as the XBox One® and the PlayStation®, gives customers who cannot receive DIRECTV service, another way to access our most popular sports package. Finally, DIRECTV Everywhere capabilities, include a global viewing history, which allows our customers to start watching a show on one device, and pick it up on another device, right where they left off, including on the television. In the future, we plan to leverage our DIRECTV Everywhere platform to offer new viewing experiences, such additional OTT services and Subscription Video On Demand, or SVOD, service offerings.

    •
    Deliver a Seamless Best-in-Class User Interface that Unifies Search and Discovery Across Multiple Screens.  Providing our customers with a consistent user experience as they access their video content on any device inside or outside the home is strategically important to drive deeper customer engagement and satisfaction. Therefore over the last two years, we have (1) extended our HD User Interface, or UI, beyond the big screen to integrate the same crisp, easy-to-read HD UI format to other devices, moving away from a text based grid-guide experience to a show or movie "image" / "poster art" based experience, (2) launched a "Genie Recommends" menu page on the set-top box to help our customers discover content similar to what they already watch and enjoy, an experience we are expanding to include on other mobile devices and computers, (3) introduced episode and season information for television shows, so our customers know what seasons and episodes are available live, on demand or pre-recorded on their DVR, (4) developed an industry leading Smart Search capability across applications for the set-top box, mobile devices and tablets and (5) enabled the use of tablets and smartphones as a remote control for the big screen, enabled contextual search and allowed customers to search for content or change channels by using voice commands through their smart phone. We are also investing in core technologies that will leverage universal profile sub-accounts within a household to provide more intuitive recommendations as well as enhance personalization across devices for each user in the home. In addition, we will leverage the cloud with our user interface to improve our insight into consumer behavior, support faster searches across a growing on-demand content library and increase our ability to further enhance our product and services offerings.

DIRECTV

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

  •
  Responsible Pricing.  We believe our ability to generate the industry's highest average revenue per unit, or ARPU, demonstrates the value our best-in-class video experience delivers to our customers. It is imperative that we maintain appropriate price increases on our differentiated service offerings, while simultaneously expanding the value proposition by advancing the customer service and entertainment experiences. It is also critical that we remain disciplined in the management of subscriber credits and promotions. In the future, we expect to further refine our pricing and packaging strategy to better fit the needs of our more value conscious consumers. For example, in 2014 we reintroduced a lower cost programming Select™ package. We also reduced the price on our advanced receiver fee, eliminating a 24-month $10 credit customers were previously provided and reducing the number of price changes our customers experience in the first two years of service. In addition, we began charging a lease fee on the first set-top box a customer leases. We believe these actions will reduce customer credits, improve the customer experience and increase profitability over the coming years.

  •
  Maximize Ancillary and Non-Residential Revenues.  We believe we have an opportunity to drive top-line growth through ancillary and non-residential revenue opportunities, including DIRECTV CINEMA, addressable and local advertising, the commercial market, home security, subscription video on demand, and an OTT platform. In 2014, we continued generating incremental VOD revenues by "pushing" top-rated movies, including many available on the same day of the DVD release, onto customers DVRs for instant viewing, by expanding the video library of our enhanced movie service called DIRECTV CINEMA to over 12,000 titles and by connecting an additional 1 million customers to the Internet so that they could access this larger library. We are also looking to significantly increase our advertising revenues over the coming years through addressable advertising which is a new technology that provides us the capability to download ads onto individual DVRs enabling advertisers to target individual customer homes within a local region as well as those homes that meet specific criteria that would be considered optimal for placement of an advertising campaign spot. In addition, we believe commercial establishments represent another incremental revenue opportunity for DIRECTV. For example, although historically we have competed effectively in the higher-end hotel market, we have recently developed a new lower cost solution that will enable us to mass distribute HD channels to hundreds of hotel rooms as well as our own DIRECTV Residential Experience technology that is compatible with the loop through wiring that exists in approximately 60% of the hotels in the nation. These actions along with strategic partnerships we currently have in place should present us with further opportunities for growth. In addition, we expect to introduce new features, applications and package enhancements that will provide an integrated residential television experience for our hotel customers to offer to their patrons. We also currently have low market share in the private businesses and smaller bars and restaurants segments and we intend to grow our share in these markets by developing an integrated bundling solution, as well as from improved management, targeting, customer service, billing, pricing and packaging. In addition, based on low market penetration rates, we believe

DIRECTV

        home security represents another growth opportunity for DIRECTV. By leveraging our brand, national footprint, sales and marketing expertise we expect to significantly increase our home security revenues over the coming years. In the future, we also expect to leverage our hybrid satellite and cloud infrastructure to extend the DIRECTV viewing experience with new services, such as subscription VOD, or SVOD, Electronic Sell Through, or EST, and OTT product offers. These compelling viewing experiences are expected to present us with further opportunities for growth.

    •
    Optimize Acquisition and Retention Spending.  Although we continue to invest in new subscribers with a disciplined focus on driving value through quality, attaining strong financial returns on new subscribers has been increasingly difficult in this maturing industry where programmers are seeking even higher rates for their content. Therefore, we have rebalanced our investments between new customers and our upgrade offers. Over the last few years, we have increased our credit requirements for new customers, reducing our acquisition costs and repurposed those savings to upgrade offers to tenured and high-value existing subscribers, which yield stronger returns. Our revised upgrade policy is expected to improve customer satisfaction, keep churn at what we believe are industry low levels and increase profitability by driving greater penetration of advanced services such as DIRECTV Genie and the Connected Home.

    •
    Enhance Productivity and Manage Costs.  Improving our productivity is a critical element to achieve our goal to maintain strong margins particularly given rising programming costs and the competitive nature of our industry. In particular, we plan to focus our efforts on (1) effectively managing our programming costs and (2) capturing enterprise-wide productivity improvements.

    •
    Effectively Manage Programming Cost Growth.  Programming costs are DIRECTV's largest expense and we must manage these costs as effectively as possible particularly considering that we expect programming costs to grow at a faster rate than ARPU primarily due to higher retransmission fees for the carriage of local channels and higher sports programming costs. In addition, due to competitive pressures, there is a risk that we will be unable to pass such increases through to our subscribers. Therefore, we must minimize these cost increases by leveraging our size, growth and attractive subscriber demographics to attain competitive terms and conditions. We must also work to closely align a channel's value with the costs we pay and obtain rights for value-added video services, such as mobile and streaming rights, in our negotiations. Another way we expect to reduce the rate of cost growth is by packaging channels to better align the programming that our customers want to watch with what they are willing to pay for and by securing greater flexibility regarding tiering and packaging of content and/or channels. In addition, we may discontinue carrying less popular channels if we are unable to negotiate appropriate pricing and other terms and conditions.

    •
    Capture Enterprise-Wide Productivity Improvements.  Our objective is to deliver the best video experience at the lowest possible cost. Our goal is to manage our costs and make strategic investments that will deliver future benefits, preserve a sustainable cost structure and drive efficiency. In particular, we are looking to capture productivity improvements which will not only reduce costs, but also improve call center performance, field operations (such as installations and repairs), retention and customer satisfaction. We will strive to get it "right the first time" especially during the critical first 90 days of a customer's life cycle with improved work order accuracy and installation. Our strategy also includes improving the reliability of our set-top receivers and increasing the effectiveness of our customers' self-care options to reduce call volumes and unnecessary truck rolls. Our recent efforts in these areas have reduced the number of service visits by approximately 300,000 per year and annual phone calls to our care centers by over 12 million. We are also utilizing technology to optimize our technicians' installation and service routes to help our front-line be more effective and efficient. In addition, we are

DIRECTV

        improving our back office systems, to allow our technicians more flexibility in responding to customer needs, changes and issues while the technician is on-site in the customer's home. We are also investing in technology called Active Decisioning, which increases the information available to our agents and helps them more effectively and quickly manage our customers' needs.

Infrastructure

        Satellites.    We currently have a fleet of twelve geosynchronous satellites, including eleven owned satellites and one leased satellite. We have six Ku-Band satellites at the following orbital locations: 101° WL (three), 110° WL (one), 119° WL (one), 95° WL (one-leased). We also have six Ka-Band satellites at our 99° WL (three) and 103° WL (three) orbital locations.

        We have contracted for the construction and launch of one new satellite, D15, which we expect to launch in the first half of 2015. D15 is expected to provide additional HD, replacement and backup capacity.

        Satellite Risk Management.    We may purchase in-orbit and launch insurance to mitigate the potential financial impact of in-orbit and satellite launch failures unless the premium costs are considered to be uneconomical relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. However, programming continuity cannot be assured in all instances or in the event of multiple satellite losses. Launch insurance typically covers the time frame from ignition of the launch vehicle through separation of the satellite from the launch vehicle. In the past, we have launched satellites without insurance. As of December 31, 2014, the net book value of DIRECTV U.S.' in-orbit satellites was $1,000 million, all of which was uninsured.

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

        Installation Network.    The DIRECTV Home Service Provider, or HSP, network performs customer installation, upgrade, and service call work for us. We now directly employ over 4,500 technicians. We also utilize an additional 10,000 technicians from four major outsourced companies who have assigned territories and a number of smaller contractors around the United States. The combined workforce completed approximately 90% of all in-home visits in 2014. We set quality standards for all installation, upgrade, and service work, perform quality control procedures against those standards, manage network inventory levels, and monitor overall network performance for nearly all of the installation and service network.

        Customer Service Centers.    As of December 31, 2014, we utilized 52 customer service centers employing almost 19,000 customer service representatives. Most of these customer service centers are operated by Convergys Customer Management Group, Inc., Alorica, Inc., Sitel Operating Corporation, N.E.W. Customer Service Companies, Inc., VXI Global Solutions, Inc. and Teleperformance. We currently own and operate six customer service centers located in: Boise, Idaho; Tulsa, Oklahoma; Huntsville, Alabama; Missoula, Montana; Huntington, West Virginia; and Denver, Colorado that employ approximately 4,100 customer service representatives. Potential

DIRECTV

and existing subscribers can call a single telephone number 24 hours a day, seven days a week, to request assistance for hardware, programming, installation, technical and other support. We continue to increase the functionality of telephone-based and web-based self-care features in order to better manage customer service costs and improve service levels.

Competition

        We face substantial competition in the MVPD industry and from emerging digital media distribution providers. Our competition includes companies that offer video, audio, interactive programming, telephony, data and other entertainment services, such as cable television, other DTH companies, telcos, wireless companies and companies that are developing new technologies, including online video distributors. Many of our competitors have access to substantially greater financial and marketing resources. We believe our brand, the quality and variety of video, audio and interactive programming, quality of picture, access to service, availability of HD and DVR services, customer service and price are the key elements for attaining and retaining subscribers. Our approximately 20.4 million subscribers represent approximately 20% of MVPD subscribers at December 31, 2014.

  •
  Cable Television.  We encounter substantial competition in the MVPD industry from cable television companies. According to the National Cable & Telecommunications Association, 131.2 million U.S. housing units are passed by cable, representing 99% of total U.S. homes. Most cable television operators have a large, established customer base, and some have significant investments in companies that provide programming content. Approximately 100 million households subscribe to an MVPD service and approximately 53% of MVPD subscribers receive their programming from a cable operator. In addition, most cable providers have completed network upgrades that allow for enhanced service offerings such as digital cable, HD channels, broadband Internet access, telephony services and home security. Cable companies bundle these services, offering discounts and providing one bill to the consumer. Consumers increasingly want integrated bundles of video and broadband, which we cannot provide on our own. We do offer "synthetic" bundles through commercial relationships with various providers in which we offer video and broadband is provided by our another company. It is challenging for DIRECTV to meet this consumer need through these synthetic bundles, as these are intrinsically less advantageous than a true bundle and lack the level of discounted pricing and single bill and truck roll that consumers prefer.

  •
  Telephone Companies.  Several telcos have upgraded a significant portion of their infrastructure by replacing their older, copper wire telephone lines with high-speed fiber optic lines. These fiber lines provide the telcos with significantly greater capacity enabling them to offer new and enhanced services, such as broadband Internet access at much greater speeds and digital-quality video. For example, Verizon announced that at the end of 2014, it had the capability to serve approximately 18.6 million homes. In addition, as of year-end 2014, AT&T had deployed fiber optic lines with the capability to serve approximately 30 million homes. In 2009, CenturyLink introduced an Internet Protocol Television, or IPTV, service, which has since been rebranded as PRISM. As of year-end 2014, Verizon had approximately 5.6 million video subscribers, AT&T had approximately 5.3 million video subscribers, and PRISM had approximately 229,000 video subscribers, collectively representing approximately 13% of MVPD subscribers. Similar to the cable companies, the telcos offer their customers a bundle of multiple services at a discount on one bill.

  •
  Other Direct Broadcast Satellite and Direct-To-Home Satellite System Operators.  We also compete with DISH Network Corporation, or DISH, which had approximately 14 million subscribers as of September 30, 2014, representing approximately 14% of MVPD subscribers. On April 26, 2011, DISH Network acquired certain assets of Blockbuster. Currently, DISH uses the Blockbuster On Demand® service to offer video content through streaming services via the Internet. On September 27, 2012, DISH launched a high-speed satellite Internet service called dishNET™. In addition to marketing and selling dishNET services on a stand-alone basis, they bundle dishNET services with their DISH branded pay-TV service to

DIRECTV

    offer customers a single bill, payment and customer service option, which includes a bundle discount. DISH is currently pursuing wireless opportunities and has announced plans on a trial basis to jointly develop and deploy a fixed wireless broadband service in certain markets with both Telos and Sprint. Other domestic and foreign satellite operators also have proposed to offer DTH satellite service to U.S. customers using U.S.-licensed satellite frequencies or foreign-licensed frequencies that have the ability of covering the United States.

  •
  Video via the Internet.  With the large increase in the number of consumers with broadband service, a significant amount of video content has become available on the Internet for users to download and view on their personal computers, televisions and other devices. For example, Apple offers thousands of television shows and movies for rental, some in high-definition, on the online iTunes® Store and with their iCloud® service. All of a user's content could be shared wirelessly across Apple devices. In addition, Hulu® is an online video distributor which provides free movies and TV shows from content providers including FOX, NBC Universal, ABC, Lionsgate, MGM, Univision, National Geographic, Paramount, A&E Television Networks, Sony Pictures and Warner Bros. This content can be accessed on demand through its website and those of its partners: AOL, IMDb, MSN, Yahoo! and TV Guide. Hulu also provides a monthly streaming subscription service to more than 6 million paying Hulu Plus subscribers that offers current and past season shows from ABC, Comedy Central, The CW, FOX, NBC, MTV and Univision. In addition, Netflix and Amazon through Amazon Prime®, offer SVOD services for a flat monthly fee. For example, Netflix has a library of thousands of movies and TV shows available for streaming to its over 57 million subscribers across 50 countries, and now offers some 4K content. Additionally, several companies, such as Vudu, Google through Google Play and Amazon through Amazon Instant Video sell or rent movies or other shows via Internet download or streaming media. There are also several similar initiatives by companies such as Verizon, Microsoft and Sony to make it easier to view Internet-based video on television and personal computer screens. Many television models, Blu-Ray Disc® players and gaming consoles like Nintendo's Wii®, Sony's PS4®, and Microsoft's Xbox One® can be directly connected to the Internet and have the capacity to stream video to a television. Several television programmers have launched or announced launch plans for subscription broadband video products. CBS All Access launched in October 2014 and offers video on demand and live streaming of current programming and thousands of episodes of library content. In October 2014, HBO announced plans to launch a stand-alone streaming, service in 2015 that will not require an MVPD subscription. Other channels are expected to follow CBS and HBO; Services such as these undermine our and other MVPD's status as the exclusive location for current content. In January 2015, DISH announced the imminent launch of Sling TV, a live OTT Personal Streaming Service delivered over the Internet that includes streaming access to 12 live TV channels, video on demand and videos from Maker Studios. Sling TV is a no contract offering with a minimum price of $20 that includes ESPN and could attract subscribers as consumers look for both lower cost and no commitment options. Sling TV also offers several "tiers" of programming for an additional fee, such as kids programming and sports, and we expect they will add more content in the future.

  •
  Mobile Video.  Many companies are also offering mobile video applications due to consumers' increasing desire to view content outside of the home. For example, AT&T offers AT&T Mobile TV™ which provides users the ability to watch full-length TV shows from ABC, CBS, Disney, ESPN, Fox, MTV and other programmers on their cell phones. Verizon offers FiOS On Demand, which provides FiOS customers access to download and stream OnDemand and rented VOD titles for viewing inside and outside of the home. In addition, Verizon Wireless offers the NFL Mobile from Verizon App which offers live streaming of national Thursday, Sunday and Monday night games as well as Sunday afternoon games in local markets. Comcast offers the XFINITY™ TV Go Application which also allows customers to download and stream OnDemand video content to laptops, tablets and mobile devices and the XFINITY TV application for X1 customers which allows subscribers to stream shows from their DVR to tablets, smartphones and computers and to download them for offline viewing. All major cable and satellite

DIRECTV

    distributors are also focused on distributing their content to their customers' mobile devices in and out of home. For example, DISH, Time Warner Cable, Cablevision and Comcast allow streaming of live linear TV outside the home via mobile and tablet applications. Other mobile applications and services are also becoming available.

  •
  Small and Rural Telephone Companies and Google Fiber.  Other telephone companies are also finding ways to deliver video programming services over their wireline facilities or in a bundle with other MVPD providers. For example, DISH Network has agreements with Embarq, Windstream, TDS, Frontier, and ViaSat to bundle their individual DSL or satellite broadband (in the case of ViaSat), and telephony services with DISH Network's video service. Google has also deployed its own fiber network in the Kansas City metro area, Provo, Utah as well as Austin, Texas and offers the highest broadband speeds in the country, bundled with multichannel video service.

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

DIRECTV LATIN AMERICA

        DIRECTV Latin America is a leading provider of digital television services throughout Latin America. DIRECTV Latin America provides a wide selection of local and international digital-quality video entertainment and audio programming under the DIRECTV and SKY brands to approximately 6.8 million subscribers in PanAmericana and approximately 5.6 million subscribers in Brazil. Including Sky Mexico, DIRECTV and SKY provide service to over 19 million subscribers throughout the region.

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

        We believe we provide one of the most extensive collections of programming available in the Latin America pay television market, including HD sports video content and the most innovative interactive technology across the region. In addition, we have the unique ability to sell superior offerings of our differentiated products and services on a continent-wide basis with an operational cost structure that we believe to be lower than that of our competition. As of December 31, 2014, we provided service to 26% of pay television households in PanAmericana, 30% of pay television households in Brazil and 39% of pay television households in Mexico.

        To subscribe to the DIRECTV or SKY service, customers sign up for our video service directly through us or our regional retailers, or independent satellite television retailers or dealers. We tailor our offers and products to profitably provide our service to various customer segments across the region that have the need and desire for our brand and service. We offer post-paid products and services to customers who meet our standard requirements. For these customers, dealers or one of our home service providers install the receiving equipment. In addition, we offer pre-paid service for customers that desire payment and commitment flexibility. These customers may purchase a standard-definition receiver and antenna and pre-pay their DIRECTV service through one or more means, such as the purchase of a rechargeable card that they can acquire at a retailer or local kiosk. The video service will automatically disconnect once the balance of the customer's pre-payment expires.

DIRECTV

        In addition to traditional pay-television services, in Latin America we continue to focus on selectively pursuing opportunities to acquire spectrum and, where we have acquired spectrum, to build out a technologically robust and profitable fixed wireless broadband service in areas where we have an existing subscriber base and there are weak competitive wireline offerings or access to broadband is limited. We currently have spectrum holdings that cover approximately 50 million households across Argentina, Brazil, Colombia, Venezuela and Peru.

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

  •
  Leading Brands.  DIRECTV and SKY brands in Latin America are positioned as the leader in digital video entertainment, offering the best quality content, technology and customer service available. We believe the strength of our brands is an important factor in our ability to attract and retain subscribers, as well as sell additional services such as our new broadband offering in markets such as Brazil, Columbia and Argentina. Our recognized brand name also enhances our ability to secure strategic alliances with programmers and distributors.

  •
  Relationship with DIRECTV U.S.  We believe that our ability to leverage the advanced technologies and best practices developed and followed by DIRECTV U.S. enables us to take advantage of its economies of scale, intellectual property and financial flexibility. Our platforms have set-top receiver specifications and middleware technologies that are aligned with DIRECTV U.S., which allows for the launch of new technologies, innovative features and services in advance of our competitors in the region and at a lower cost. For example, the new Genie HD-DVR, which was first offered in the U.S. in mid-2013, recently was launched by Sky Mexico and is expected to be launched in several other countries in the future.

  •
  High-Quality Digital Picture and Sound.  Our video and audio programming is 100% digitally delivered, providing subscribers with digital-quality video and audio, as well as interactive features and functionality. We believe this compares favorably with many cable providers in Latin America, which typically continue to broadcast to a large percentage of their subscribers in analog format.

  •
  Unique and Differentiated Content.  As a result of our greater scale, we believe we are able to offer unique and compelling content to subscribers. For example, during 2014 we delivered the most extensive coverage of the 2014 FIFA World Cup™ in PanAmericana by offering multiple live and simulcast feeds in HD and providing coverage of more than 800 hours of original content. In addition, over 1.6 million people downloaded our FIFA World Cup app, making Panamericana a worldwide leader in this respect. Also, we continue to provide the most extensive coverage of European football, including La Liga in Brazil and PanAmericana as well as the Barclays Premier League in PanAmericana and Mexico and DIRECTV Sports, our own sports channel.

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

  •
  Strong Customer Satisfaction.  Similar to prior years, we continue to attain top rankings in customer satisfaction studies for the pay television industry across the region. For example in 2014, the Brazilian equivalent to J.D. Power, Consumidor Moderno, awarded SKY "Best Service Company of the Year" for the 13th year in a row. SKY won these accolades by both the popular vote and technical criteria. Also in

DIRECTV

    Brazil, in 2013 the magazine Datafolha awarded SKY the "Highest Brand Awareness in Pay-TV Services." For the fourth consecutive year, DIRECTV was recognized in Chile with the "Calidad del Servicio ProCalidad 2014" award in the pay-TV category. In Venezuela, DIRECTV was awarded the "Best Pay-TV Company" and DIRECTV Sports received the accolade for the "Best TV Channel in Pay-TV" by the renowned regional marketing magazine P&M. In addition, our regional call center operation in Colombia received three awards from Alianza Latinoamericana de Organizaciones para la Interaccion con los Clientes, or ALOIC, for "One of the Best Organizations Interacting with Clients," "Best Social Responsibility Administration" and "Best HR Administration." We believe that providing high-quality customer service is an important element in minimizing churn and attracting new subscribers. In addition, our ability to implement best practices in customer service from across the region, and from DIRECTV U.S., allows us to adapt quickly and efficiently to changes that we face.

Business Strategy

        Our vision is to provide customers across Latin America with the best video experience by leveraging DIRECTV Latin America's key strengths while continuing to distinguish our service from our competitors by offering subscribers unique, differentiated and compelling programming through leadership in content, technology, customer service and targeted marketing strategies. Our strategy involves (1) profitably expanding our technological and brand leadership position across all demographic segments, (2) enhancing productivity and effectively managing costs, (3) driving scale and improving margins in core PanAmericana countries and (4) proactively responding and adapting in countries with significant macroeconomic challenges.

  •
  Profitably Expand Leadership Position Across All Demographic Segments.  To achieve our goals, we believe we have to profitably expand our leadership position in several key areas including (1) higher end markets with a particular focus on DVR and HD excellence and (2) leveraging scale to profitably serve the middle market segment while expanding penetration.

  •
  Strengthen Our Position in HD.  We believe that continuing to expand our HD offerings along with our segmented HD product and services provides us with a significant competitive advantage across market segments that are expected to experience continued growth. As of December 31, 2014, Sky Brasil offered its customers up to 67 HD channels and PanAmericana offered its customers on average 19 HD channels. In 2014, we experienced a nearly 30% increase in the number of total subscribers with HD service in Latin America, led by Brazil where nearly 40% of customers had HD equipment at the end of 2014. ISDLA-1, a new satellite supporting PanAmericana, is expected to go into operation in 2015 and will significantly increase capacity for new HD channels. Additional satellites (ISDLA-2 for PanAmericana and SKY-1 for SKY Brazil) are expected to launch in 2015 and 2016 and will also provide additional capacity for HD offerings as well as in-orbit redundancy.

  •
  Increase DVR Penetration.  We believe that consumers at the higher end of the market are looking for more features and functionality in their TV viewing, particularly in terms of place and time shifting. Leveraging the scale and product development roadmap at DIRECTV U.S., we are able to offer high-quality DVRs that are more functional and less costly than those of our competitors to distinguish our service. For example, we have introduced a Whole Home DVR service which allows consumers to view and control content from one DVR to other rooms in the house with the appropriate equipment. We also have plans to extend our building block set top receiver architecture for the more value conscious consumer to retrieve content that was broadcast at a previous time. As of December 31, 2014, approximately 34% of our subscribers had advanced products.

  •
  Profitably Increase Penetration in Middle Market Segment.  Based on lower pay television penetration rates (relative to the US and other more development markets) and favorable demographic trends in the region, we believe the growing middle market continues to represent a continued opportunity for growth. Our goal is to profitably provide our service to value-focused customers who have the need and desire for affordable access to our brands and service. Typically, these offers and products are

DIRECTV

      similar to our traditional options except they allow customers access to significantly fewer channels, mostly require a self-installation by the customer, and limit the number of set-top receivers customers may have in their homes. Our DIRECTV service in PanAmericana offers these products and services on a pre-paid basis to the mass market segment. In Brazil, we offer our SKY service to customers who meet our standard requirements on a pre-paid basis as well as on a traditional post-paid basis. Looking ahead at 2015 and beyond, we plan on continuing to serve the value-focused customers in Brazil and PanAmericana through targeted marketing and distribution strategies, as well as leveraging our relationship with DIRECTV U.S. to obtain lower cost set-top receivers.

  •
  Enhance Productivity and Manage Costs.  Improving productivity and identifying efficiencies are critical to our goal to maintain strong margins particularly given the rapid growth of our subscriber base and regional scale of our operations. In particular, we plan to focus our efforts on productivity initiatives aimed at improving overall customer service levels. For example, we expect to utilize technology to implement process improvements in our call centers and other areas, such as upgrading our billing systems and informational technology systems. In the last two years we have implemented new customer relationship management systems in PanAmericana and centralized our network management structure to ensure superior service levels across customer segments while simultaneously improving productivity. Also in PanAmericana in 2014, we expanded our call center troubleshooting capabilities, which resulted in an 8% reduction in technical phone calls per subscriber, as well as a nearly 30% reduction in the costs related to technical related customer service visits. Similarly in Brazil, we reduced technical assistance calls by 17% in 2014 and also completed the majority of the implementation of our new billing and customer relationship management system. We expect initiatives like these to enhance operations across the various countries and regions where we offer service under the DIRECTV and SKY brands.

  •
  Leverage Brand and Customer Base to Introduce Complementary Services.  To expand our leadership in particular markets we are pursuing growth opportunities that could increase our competitiveness in the chosen markets, optimize the profitability of our subscriber base, minimize churn and extend the value of our brand. Our current focus in following this strategy involves offering a fixed wireless broadband service.

  •
  Offer Fixed Wireless Broadband.  Based on low fixed Internet household penetration rates and generally weak wireline coverage across the region, we believe the market opportunity for broadband growth in Latin America is significant. We also anticipate that connecting customers to our broadband service is strategically important because we expect it will minimize churn and attract new pay-TV subscribers. Therefore, we are focused on selectively pursuing opportunities to acquire spectrum and expand a technologically robust and profitable fixed wireless broadband service in areas where our existing subscriber base has limited competitive wireline offerings to choose from or access to broadband is limited. We currently have spectrum holdings that cover approximately 50 million households across Argentina, Brazil, Colombia, Venezuela and Peru. At the end of 2014, we had rolled out coverage to about 4.5M of these homes, mostly in Brazil, where, in the first year of service, we have added over 100,000 subscribers. We began rolling out service in Colombia during late 2014 and expect to begin service in Venezuela and Peru sometime in 2015. Our success-based deployment strategies include a fourth generation product offering with speeds of 2 to 4 Mbps, which is competitive for the marketplace, as well as using a combination of technologies to deploy broadband to clusters of apartment buildings. We believe fixed wireless service offers benefits to our core business through an increase in pay-TV sales, an improvement in customer satisfaction from bundled subscribers as well as lower monthly churn.

  •
  Proactively respond and adapt in countries with significant macroeconomic challenges.  Several Latin American countries in which we operate are dealing with unusually challenging macroeconomic conditions such as very high inflation, weakening currencies and restrictions on exchanging local currencies into dollars. These circumstances compel us to implement strategies to offset these negative external factors, which can influence the results of our business. For example, to manage extremely high inflation, we

DIRECTV

    attempt to increase prices in-line with those rates of inflation. This is not always possible as in some countries we sometimes have to get regulatory approvals to change prices. In addition, the timing of the price increases may not coincide with the timing of the underlying cost inflation of the business. We also must manage costs more aggressively in these countries to ensure we maintain our margins and relative profitability. Certain countries also restrict or limit our ability to repatriate profits back to the United States, as well as use local currency to pay for imported equipment such as new set-top boxes. In these instances, we limit our U.S. dollar investments in these countries to those assets, which have pan-regional benefits, such as satellites, broadcasting facilities or international soccer rights. In addition, we often co-locate regional functions such as call centers, broadcasting centers or information technology support in these countries in order to utilize these local currencies. In addition to other strategies, we also focus on maintaining market share, as we believe preserving our scale in relation to our competition provides us important benefits as described above.

Infrastructure

        Satellites.    We currently provide services in PanAmericana and Brazil from leased transponders on three geosynchronous satellites. Sky Mexico provides its services from leased transponders on a separate satellite. In addition, we lease a backup satellite that serves Sky Brasil and Sky Mexico.

        We have contracted for the lease of one additional satellite for PanAmericana, ISDLA-2, which we expect to be launched in the fourth quarter of 2015. ISDLA-1, which launched in October 2014, has been placed into service and will become the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 is expected to serve as an in-orbit spare for ISDLA-1.

        We have contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. Sky Mexico entered into contracts for the construction and launch of a new satellite for Sky Mexico, SKY-Mexico 1, which we expect to launch in the third quarter of 2015. This will be the first satellite owned by Sky Mexico. SKY-Brasil 1 and SKY-Mexico 1 are expected to provide additional channel and HD capacity for Sky Brasil and Sky Mexico, respectively.

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

Competition

        The pay television and other emerging broadband, video and data markets in Latin America are highly competitive. In each of our markets, we compete primarily with other providers of pay television, which distribute their programming by cable, satellite, terrestrial microwave systems, traditional over-the-air broadcasting and increasingly, the Internet. In addition, in certain markets we face significant competition from illegal pay television operations. We compete primarily on the basis of programming selection, price, technology and service.

        In most of the markets in which we operate, cable television is our principal competitor. Cable operators typically compete with us principally by offering bundles of video, broadband and telephony services. In most cases, they discount the value of their programming services in order to sell broadband and telephony services. In addition, the cable operators with which we compete are in various stages of upgrading their networks in order to provide digital and HD channels, broadband and telephony services. Most of them have a significant percentage of the customers who still receive analog services, which are offered at a lower cost than the cable operators' digital video services.

DIRECTV

        In addition to competition from cable services, we face significant competition from other providers of DTH services. In most markets there are two to three DTH providers in addition to us. Telefonica, the Spanish telephone company, provides DTH services in Chile, Colombia, Peru and Venezuela through its brand Movistar and in Brazil through its brand Vivo. In Brazil, Telefonica has also agreed to purchase Global Village Telecom, or GVT, which offers a hybrid DTH-IPTV. American Movil provides DTH service branded Claro TV in Brazil, Chile, Colombia, Ecuador and Peru. Oi, the second fixed line incumbent in Brazil (in addition to Telefonica), has provided DTH service since 2009. These competitors have significant resources and have proven their ability to grow their businesses rapidly. They typically focus on offering lower-cost, limited services packages, often in support of their telephony and broadband offerings, which can increase our churn and put pressure on our margins. Also, the existence of multiple DTH operators in a single market dilutes our ability to market our DTH service as an alternative to cable, traditionally our principal competition.

        In a number of markets, existing wireline telephony operators have announced their intention to upgrade their infrastructure in order to provide new and enhanced services, including IPTV video programming. However, to date only a very small number of such upgrades and build outs have been actively pursued on other than a test basis.

ACQUISITIONS, STRATEGIC ALLIANCES AND DIVESTITURES

        We review our competitive position on an ongoing basis and, from time to time, consider various acquisitions, strategic alliances and divestitures, including potential wireless broadband investments or alliances, in order to continue to compete effectively, improve our financial results, grow our business and allocate our resources efficiently. We also consider periodically making equity investments in companies which we can jointly provide services to our subscribers. While the transaction with AT&T is pending, we are subject to certain restrictions on potential transactions of this type, unless approved by AT&T.

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

DIRECTV

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

        As a DBS/DTH licensee and operator we are also subject to a variety of Communications Act requirements, FCC regulations and copyright laws that could materially affect our business. They include the following:

  •
  Local-into-Local Service and Limitation on Retransmission of Distant Broadcast Television Signals.  The Satellite Home Viewer Act, or SHVA, (which in this Annual Report includes its progeny legislation, the Satellite Home Viewer Improvement Act of 1999; the Satellite Home Viewer Extension and Reauthorization Act of 2004; the Satellite Television Extension and Localism Act of 2010; and the Satellite Television Extension and Localism Act Reauthorization of 2014) allows DIRECTV U.S. to retransmit the signals of local broadcast television stations in the stations' local markets without obtaining authorization from the holders of copyrights in the individual programs carried by those stations. Another portion of SHVA also permits satellite retransmission of distant network stations (e.g., those that originate outside of a satellite subscriber's local television market) only to "unserved households." A subscriber qualifies as an "unserved household" if he or she cannot receive, over the air, a signal of sufficient intensity from a local station affiliated with the same network, or falls into a few other limited exceptions. SHVA also prohibits DIRECTV U.S. from signing up a new subscriber to distant signals if that subscriber lives in a local market where DIRECTV U.S. makes available the same-network local signal. The FCC has required DIRECTV U.S. to delete certain programming, including sports programming, from the signals of certain distant stations. While the FCC is now considering modifying or eliminating what it calls its "sports blackout" rules, we do not believe such action would materially change the rules governing our provision of distant signals. In addition, the FCC's continuing interpretation, implementation and enforcement of other provisions of SHVA and judicial decisions could hamper the ability of DIRECTV U.S. to retransmit local and distant network and superstation signals, reduce the number of our existing or future subscribers that can qualify to receive these signals, impose compliance costs on us, or subject us to fines, monetary damages or injunctions. The distant signal provisions are currently set to expire in 2019. Congress may decline to renew those provisions, which could severely restrict our ability to retransmit distant signals.

  •
  Must Carry Requirement.  SHVA imposes a must carry obligation on DIRECTV U.S. This requires satellite carriers that choose to take advantage of the statutory copyright license in a local market to carry upon request the signals of all qualifying television broadcast stations within that local market, subject to limited exceptions. The FCC has adopted further detailed rules covering our carriage of both commercial and non-commercial broadcast television stations. These rules generally require us to carry all of the local broadcast stations properly requesting carriage in markets in which we retransmit the signals of local broadcast stations. The projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the must carry requirement and may be reduced depending on the FCC's interpretation of its rules and judicial decisions. Moreover, SHVA now contains a "market modification" procedure that will allow stations to petition to modify their local markets. Depending on the FCC's implementation of this requirement, we may not be able to carry all stations in their local markets, as modified, which could subject us to penalties or other negative regulatory consequences.

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

DIRECTV

    subscribers may lose access to popular programming. Furthermore, the rates we are charged for retransmitting local channels have been increasing significantly. The FCC is currently considering changes to its rules governing retransmission consent disputes that are designed to provide more guidance to the negotiating parties on good-faith negotiation requirements and to improve notice to consumers in advance of possible service disruptions, and Congress has directed the FCC to commence a rulemaking on this subject this year. Beyond that, we cannot predict the timing or outcome of this FCC proceeding.

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

    In 2007, the FCC adopted new service and licensing rules for broadcasting satellite services in the 17.3-17.8 GHz and 24.75-25.25 GHz bands, or 17/24 GHz BSS. This spectrum, also known as the "reverse band" (in that transmissions from these satellites to consumers would occur in spectrum currently used for uplinking programming to traditional DBS satellites), could provide a new source of additional DTH capacity. DIRECTV currently holds authorizations for satellites in this band at two orbital locations, and recently launched its first satellite built under those authorizations. However, a foreign operator that may have international priority in some respects has recently brought into use a conflicting ITU network filing at one of the two orbital locations at which we are licensed. Depending upon the ultimate disposition of that filing and our ongoing efforts to coordinate spectrum use at the relevant orbital location, our use of one of these licenses may be limited or precluded entirely.

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

DIRECTV

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

  •
  Potential Regulation of Set-Top Receivers.  Cable operators are subject to a wide variety of regulation of their set-top receivers, including a prohibition on "integrated" security and non-security functions. The FCC has exempted DTH satellite operators from such rules, but has been urged to eliminate that exemption. Were it to do so, DIRECTV U.S. may be required to redesign its set-top receivers and, conceivably, replace existing receivers. The D.C. Circuit recently vacated FCC rules that limited cable and satellite operators' ability to encode programming to restrict copying and to use selectable output control, which could give DIRECTV U.S. additional flexibility. The FCC is also considering an alternate regime under which all MVPDs, including DIRECTV U.S, would be required to offer "All Vid interfaces" instead of their existing set-top receiver arrangements. Such interfaces would be designed according to government specifications to deliver the DIRECTV U.S. programming stream and related data for manipulation by third-party electronic equipment. Moreover, the latest SHVA amendments direct the FCC to formulate a "working group" to deliver a report on technology- and platform- neutral downloadable security solutions. DIRECTV U.S. believes that any additional requirements in this area would significantly hinder its ability to offer new and innovative services, and could complicate its customer service efforts.

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

DIRECTV

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

        In addition, aspects of DBS/DTH service remain regulated at the state and local level. For example, the FCC has promulgated rules prohibiting restrictions by local government agencies and private organizations on the placement of DBS receiving antennas. Local governments and homeowners associations, however, may continue to regulate the placement of such antennas if necessary to accomplish a clearly defined public safety objective or to preserve a recognized historic district, and may also apply to the FCC for a waiver if there are other local concerns of a special or unusual nature. In addition, a number of state and local governments have attempted to impose consumer protection, customer service and other types of regulation on DBS operators. Also, while

DIRECTV

Congress has prohibited local taxation of DBS service, state taxation is permissible, and many states have imposed such taxes, and additional states have attempted to do so recently. Incident to conducting a consumer directed business, we occasionally receive inquiries or complaints from authorities such as state attorneys general and state consumer protection offices or the FTC. These matters are generally resolved in the ordinary course of business, and DIRECTV has agreed to implement a restitution program for consumers who send eligible complaints related to consumer protection practices.

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

INTELLECTUAL PROPERTY

        All DIRECTV companies maintain active programs for identifying and protecting our important intellectual property. We believe that our growing portfolio of pending and issued patents are important assets. We presently hold over 2,300 issued patents worldwide relating to our past and present businesses, including over 1000 patents developed by, or otherwise relating to, the businesses of DIRECTV U.S. We hold a worldwide portfolio of 1800 trademarks related to the DIRECTV brand, products and services; and that of its related entities. In particular, DIRECTV holds trademark registrations in the US relating to its business, including registrations of the primary "DIRECTV" and the DIRECTV Cyclone Design trademarks. In many instances, these trademarks are licensed royalty-free to third parties for use in support of the DIRECTV U.S. business. We actively protect our important patents, trademarks and other intellectual property rights against unauthorized or improper use by third parties.

ENVIRONMENTAL REGULATION

        We are subject to requirements of federal, state, local and foreign environmental laws and regulations. These include laws regulating air emissions, water discharge, employee safety, and universal and hazardous waste management activities. We have an environmental management function designed to track, facilitate and support our compliance with these requirements and attempt to maintain compliance with all such requirements. We have made and will continue to make, as necessary, capital and other expenditures to comply with environmental requirements. We do not, however, expect capital or other expenditures for environmental compliance to be material in 2015. In addition, we periodically review environmental stewardship concepts (such as green initiatives and energy conservation strategies) and implement these whenever feasible. We have been selected by the Environmental Protection Agency as a 2010, 2011, 2012 and 2013 Energy Star award winner for excellence in energy efficient product design and recognized for our "leadership in advancing technology" to reduce energy while continuing to deliver our service. Environmental requirements are complex, change frequently and have become increasingly more stringent over time. Accordingly, we cannot provide assurance that these requirements will not change or become more stringent in the future in a manner that could have a material adverse effect on our business.

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

DIRECTV

by the government agency overseeing the site cleanup and have allocated the funds to achieve the decontamination goals.

SEGMENT REPORTING DATA

        Operating segment and principal geographic area data for 2014, 2013 and 2012 are summarized in Note 20 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

EMPLOYEES

        As of December 31, 2014, DIRECTV U.S. had approximately 16,500 full-time and 450 part-time employees, DIRECTV Latin America had approximately 13,000 full-time and 2,000 part-time employees and DIRECTV Sports Networks and Other had approximately 200 full-time employees.

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

        DIRECTV, and the DIRECTV Cyclone Design logo, DIRECTV CINEMA and Genie are trademarks of The DIRECTV Group, Inc. and/or its affiliated entities. Other trademarks, service marks and trade names appearing in this Annual Report are the property of their respective holders.

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

        We compete in the MVPD industry against cable television, telcos and wireless companies and other land-based and satellite-based system operators with service offerings including video, audio and interactive programming, broadband and other entertainment services and telephony services. Some of these competitors have greater financial, marketing and other resources than we do.

        Some cable television operators have large, established customer bases and many cable operators have significant investments in, and access to, programming. Cable television operators have advantages relative to our U.S. operations, including or as a result of:

  •
  being the incumbent MVPD operator with an established subscriber base in the territories in which DIRECTV U.S. competes;

  •
  access to telephone service on upgraded cable systems;

  •
  legacy arrangements for exclusivity in certain multiple dwelling units and planned communities.

        In addition, certain cable companies and telcos in the U.S. and Latin America are capable of offering bundled video, broadband and telecommunications services. In some cases, it appears that the video component of such bundled offerings is significantly under-priced and, in effect, subsidized by the rates charged for broadband and telephony services. In Latin America, this practice of cross-subsidization is sometimes incentivized

DIRECTV

by higher taxes on pay TV services than on telecommunication and broadband services. These pricing practices can influence customers' willingness to subscribe to our service at rates we consider appropriate.

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

        In the United States, various telcos and broadband service providers have deployed fiber optic lines directly to customers' homes or neighborhoods to deliver video services, which compete with the DIRECTV service. It is uncertain whether we will be able to increase our satellite capacity, offer a significant level of new services in existing markets in which we compete or expand to additional markets as may be necessary to compete effectively. Some of these various telcos and broadband service providers also sell the DIRECTV service as part of a bundle with their voice and data services. A new broadly-deployed network with the capability of providing video, voice and data services could present a significant competitive challenge and, in the case of the telcos currently selling the DIRECTV service, could result in such companies focusing less effort and resources on selling the DIRECTV service or declining to sell it at all. We may be unable to develop other distribution methods to make up for lost sales through the telcos.

        As a result of these and other factors, we may not be able to continue to expand our subscriber base or compete effectively against cable television or other MVPD operators in the future.

Emerging digital media competition could materially adversely affect us.

        Our business is focused on video, and we face emerging competition from other providers of digital media, some of which have greater financial, marketing and other resources than we do. In particular, programming offered over the Internet has become more prevalent as the speed and quality of broadband networks have improved. Online video distributors and providers such as Netflix, Hulu, Roku, Amazon, Apple and Google, as well as gaming consoles such as Microsoft's Xbox One and Sony's PS4, are aggressively working to become alternative providers of video services. Such services and the growing availability of online content, coupled with an expanding market for connected devices and Internet-connected televisions, as well as wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming, pose a competitive challenge to traditional MVPDs, as a number of consumers may decide to drop or reduce their traditional MVPD subscription package. Some of these services charge a nominal fee or no fee for access to their content, which could adversely affect our business. Programming suppliers also are making more content available on these alternative forms of distribution.

        Significant changes in consumer behavior with regard to how they obtain video entertainment and information in response to this emerging digital media competition could materially adversely affect our revenues and earnings or otherwise disrupt our business.

DIRECTV

We depend on others to produce programming and programming costs are increasing.

        Almost all of our programming is provided by third parties unaffiliated with DIRECTV. Typically our programming agreements are multiple-year agreements and contain annual price increases. Upon renewal of expiring contracts, programming suppliers have historically increased the rates they charge us for programming. Often these increases are greater than the rate of inflation. We expect this practice to continue and the negotiations over such increases to become more difficult and potentially disruptive. From time to time during difficult negotiations, programming suppliers have and may in the future, require us to remove their programming our service which can result in customer dissatisfaction and increased churn. Programming expenses will continue to be our largest single expense item in the foreseeable future. Our industry has continued to experience an increase in the cost of programming, especially sports programming and retransmission costs for broadcast programming. Continued increases in programming costs may force us to increase the rates that we charge our subscribers, which could in turn, especially in a difficult economic environment, cause subscribers to terminate their subscriptions or potential new subscribers to refrain from subscribing to our service. Furthermore, due to the economy and other factors, we may be unable to pass programming cost increases on to our subscribers. Alternatively, to attempt to mitigate the effect of price increases, we may refuse to carry certain channels, which could adversely affect subscriber growth or result in higher churn.

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

DIRECTV

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

        Our business may be affected by factors that are beyond our control, such as downturns in economic activity, or in the MVPD industry. Factors such as interest rates and the health of the housing market may impact our business. A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Our market share in multiple dwelling units such as apartment buildings is lower than that of many of our competitors. If unemployment and foreclosures of single family residences increase, our earnings and financial performance could be negatively affected more than those of our competitors. In addition, if our customers seek alternative means to obtain video entertainment, they may choose to purchase fewer services from us or may discontinue receiving our services. Due to the economic and competitive environment, we may need to spend more, or we may provide greater discounts or credits, to acquire and retain customers who may spend less on our services. If our ARPU decreases or does not increase commensurate with increases in programming or other costs, our margins could become compressed and the long-term value of a customer would then decrease. A weak economy may affect our net subscriber additions and reduce subscriber spending and, if these economic conditions continue or deteriorate, subscriber growth could decline and churn could increase which would have a material adverse effect on our earnings and financial performance.

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

  •
  earnings and cash flows that may be subject to exchange rate fluctuations, tax withholding requirements or the imposition of tariffs, exchange controls or other restrictions;

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

  •
  government mandated price controls.

DIRECTV

        In the past, the countries that constitute some of DIRECTV Latin America's largest markets, including Brazil, Argentina, Colombia and Venezuela, have experienced economic crises, characterized by exchange rate instability, currency devaluation, high inflation, high interest rates, economic contraction, a reduction or cessation of international capital flows, a reduction of liquidity in the banking sector and high unemployment. These economic conditions have often been related to political instability. If these economic conditions recur, they could substantially reduce the purchasing power of the population in our markets, including the middle-markets which we are targeting, and materially adversely affect our business. Also, foreign currency exchange controls are currently in effect in Venezuela and Argentina, and have adversely affected our ability to repatriate cash balances from those countries.

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

DIRECTV

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

We rely on key executives.

        We believe that our future success will depend to a significant extent upon the performance of certain of our key executives. The loss of certain of our key executives could have a material adverse effect on our business, financial condition and results of operations.

Construction or launch delays on satellites could materially adversely affect our revenues and earnings.

        A key component of our business strategy is our ability to expand our offering of new programming and services, including HD and 4K programming. In order to accomplish this goal, we need to construct and launch new satellites. The construction and launch of satellites are often subject to delays, including construction delays, unavailability of launch opportunities due to competition for launch slots, weather, general delays when a launch provider experiences a launch failure, and delays in obtaining regulatory approvals. A significant delay in the delivery of any satellite would materially adversely affect the use of the satellite and thus could materially adversely affect our anticipated revenues and earnings. If satellite construction schedules are not met, there can be no assurance that a launch opportunity will be available at the time a satellite is ready to be launched. Certain delays in satellite construction could also jeopardize a satellite authorization that is conditioned on timely construction and launch of the satellite.

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

DIRECTV

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

        In the event of a failure or loss of any of DIRECTV U.S.' satellites, DIRECTV U.S. may relocate another satellite and use it as a replacement for the failed or lost satellite. In the event of a complete satellite failure, DIRECTV U.S.' services provided via that satellite could be unavailable for several days or longer while backup in-orbit satellites are repositioned and services are moved. DIRECTV U.S. is not insured for any resultant lost revenues. The use of backup satellite capacity for DIRECTV U.S. programming may require DIRECTV U.S. to discontinue some programming services due to potentially reduced capacity on the backup satellite. Relocation of a DIRECTV U.S. satellite may not require prior FCC approval if, among other things, the replacement satellite would operate within the authorized or coordinated parameters of the failed or lost satellite. If that is not the case, prior FCC approval would be required. Such FCC approval may not be obtained on a timely basis or at all. DIRECTV U.S. believes we have in-orbit satellite capacity to expeditiously recover transmission of most of our programming in the event one of our in-orbit satellites fails. However, programming continuity cannot be assured in the event of multiple satellite losses.

        DIRECTV Latin America provides its services in PanAmericana and Brazil using leased transponders on two satellites. Sky Mexico provides its services from leased transponders on a separate satellite. Backup satellite capacity is available to serve Sky Brasil and Sky Mexico. In the event of a failure of a satellite used to provide services to Sky Brasil or Sky Mexico, we believe DIRECTV Latin America has sufficient in orbit back-up capacity to recover transmission of most of its programming distributed in those markets. In PanAmericana, DIRECTV Latin America currently has partial designated back up satellite capacity for the region and, by the end of 2015, we expect to have full back up satellite capacity to ensure programming continuity in the event of a satellite loss.

DIRECTV

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

        Any launch vehicle failure, or loss or destruction of any of our satellites, even if insured, could have a material adverse effect on our financial condition and results of operations, our ability to comply with FCC regulatory obligations and our ability to fund the construction or acquisition of replacement satellites in a timely fashion, or at all. At December 31, 2014, the net book value of in-orbit satellites was $1,806 million, none of which was insured.

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

        In addition, certain cable providers have denied in the past and could in the future deny us and other MVPDs access to a limited number of channels created by programmers with which the cable providers are affiliated. In other cases, such programmers have denied MVPDs high-definition feeds of such programming. The cable providers have asserted that they were not required by the Communications Act to provide such programming (or resolution) due to the manner in which that programming is distributed. The FCC adopted rules to close this loophole. However, an evidentiary showing by an MVPD seeking access to such programming would be required and cable operators have vigorously contested such showings.

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

        We are subject to significant regulatory oversight and changes in applicable regulatory requirements could adversely affect our business. You should review the regulatory disclosures under the caption "Item 1—Business—Government Regulation—FCC Regulation Under the Communications Act and Related Acts" which is incorporated herein by reference.

DIRECTV

Changes to and implementation of statutory copyright license requirements may negatively affect our ability to deliver local and distant broadcast stations, as well as other aspects of our business.

        We carry the signals of local and distant broadcast stations pursuant to statutory copyright licenses contained in SHVA, and our carriage of these stations is governed by the FCC and Copyright Office implementing regulations. Any changes to such laws or regulations could limit our ability to deliver local or distant broadcast signals. More generally, we have limited capacity, and the projected number of markets in which we can deliver local broadcast programming will continue to be constrained because of the statutory "carry-one, carry-all" requirement and may be reduced depending on the FCC's interpretation of its rules, as well as judicial decisions. The new "market modification" procedures could also limit our ability to carry local signals, depending on how the FCC implements them. We may not be able to comply with these must carry rules, or compliance may mean that we are not able to use capacity otherwise for new or additional local or national programming services.

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

DIRECTV

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

        Moreover, some of our authorizations and future applications may be subject to petitions and oppositions, and there can be no assurance that our authorizations will not be canceled, revoked or modified or that our applications will not be denied. The outcomes of any legislative or regulatory proceedings or their effect on our business cannot be predicted. You should review "Item 1. Business—Government Regulation—FCC Regulation Under the Communications Act and Related Acts," which is incorporated herein by reference.

DIRECTV U.S. has significant debt.

        The carrying value of DIRECTV U.S.' debt, which is guaranteed by DIRECTV, totaled $20,527 million as of December 31, 2014. If we do not have sufficient income or other sources of cash, it could affect our ability to service debt and pay other obligations.

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

DIRECTV

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

        Our DIRECTV Everywhere initiative offers access to our DIRECTV service content through streaming or other access through the Internet and is an important part of our strategy to continue to build the value of our service for our customers. This initiative will become more important as the volume and variety of such programming through streaming increases. The means to provide such access is a combination of proprietary technology and technology provided by our third-party vendors. Disruption or failure of these technologies or a disruption in the Internet could limit or preclude access by our customers to our streaming product.

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

        The Company has identified a number of strategic initiatives that it intends to pursue which are discussed in more detail in the "Business Strategy" section beginning in Part I, Item 1 of this Annual Report. The successful implementation of those strategic initiatives requires an investment of time, talent and money and is dependent upon a number of factors some of which are not within our control. Those factors include the ability to execute such initiatives in the market, the response of existing and potential new customers, and the actions or reactions of competitors. If we fail to properly execute or deliver products or services that do not address customers' expectations, it may have an adverse effect on our ability to retain and attract customers and may increase our costs and reduce our revenues. Similarly, competitive actions or reactions to our initiatives or advancements in technology or competitive products or services could impair our ability to execute or could limit the effectiveness

DIRECTV

of those strategic initiatives. There can be no assurance that we will successfully implement these strategic initiatives or that, if successfully pursued, they will have the desired effect on our business or results of operations.

        In addition, below are risk factors relating to the proposed AT&T merger transaction:

DIRECTV may have difficulty attracting, motivating and retaining executives and other key employees in light of the pending merger with AT&T.

        Competition for qualified personnel can be intense. Current and prospective employees of DIRECTV may experience uncertainty about the effect of the merger, which may impair DIRECTV's ability to attract, retain and motivate key management, sales, marketing, technical and other personnel prior to the merger. Employee retention may be particularly challenging during the pendency of the merger, as employees of DIRECTV may experience uncertainty about their future roles with the combined company.

        In addition, there could be disruptions to or distractions for the workforce and management associated with obtaining the required regulatory approvals to close the proposed transaction and planning for the integration of DIRECTV into AT&T once the transaction is approved.

Completion of the merger is subject to conditions and if these conditions are not satisfied or waived, the merger will not be completed.

        The obligations of AT&T and DIRECTV to complete the merger are subject to satisfaction or waiver of a number of conditions. The obligations of AT&T and DIRECTV are each subject to, among other conditions: (i) receipt of all necessary consents from the FCC for the consummation of the merger, (ii) absence of any applicable law, order or injunction that prohibits completion of the merger, (iii) accuracy of the representations and warranties made in the merger agreement by the other party, subject to certain materiality qualifications, (iv) performance in all material respects by the other party of the material obligations required to be performed by it at or prior to completion of the merger and (v) the absence of a material adverse effect on the other party. In addition, the obligations of AT&T are also subject to receipt of a tax opinion from Sullivan & Cromwell LLP, dated as of the effective time, to the effect that the merger will qualify as a reorganization within the meaning of Section 368 of the Internal Revenue Code. The obligations of DIRECTV are also subject to receipt of a tax opinion from Weil, Gotshal and Manges LLP, dated as of the effective time, to the effect that the merger will qualify as a reorganization within the meaning of Section 368 of the Internal Revenue Code (see the section entitled "The Merger Agreement-Conditions to Completion of the Merger"). In certain cases, AT&T's obligation to complete the merger is further subject to the relevant governmental approvals having been received without the imposition of, and there being no applicable law imposing, a regulatory material adverse effect (see the definition of regulatory material adverse effect in the section entitled "The Merger Agreement-Regulatory Approvals" beginning on page 87 of the Definitive Proxy Statement of DIRECTV filed with the SEC on August 21, 2014, or the August Proxy Statement).

        For a more complete summary of the conditions that must be satisfied or waived prior to completion of the merger, see the section entitled "The Merger Agreement-Conditions to Completion of the Merger" beginning on page 104 of the August Proxy Statement. The satisfaction of all of the required conditions could delay the completion of the merger for a significant period of time or prevent it from occurring. Any delay in completing the merger could cause AT&T not to realize some or all of the benefits that AT&T expects to achieve if the merger is successfully completed within its expected time frame. Further, there can be no assurance that the conditions to the closing of the merger will be satisfied or waived or that the merger will be completed. See the risk factor entitled "Failure to complete the merger could negatively impact the stock price and the future business and financial results of DIRECTV," below.

DIRECTV

DIRECTV's business relationships may be subject to disruption due to uncertainty associated with the merger.

        Parties with which DIRECTV does business may experience uncertainty associated with the transaction, including with respect to current or future business relationships with AT&T, DIRECTV or the combined company. DIRECTV's business relationships may be subject to disruption as customers, distributors, suppliers, vendors and others may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than AT&T, DIRECTV or the combined company. These disruptions could have an adverse effect on the business, financial condition, results of operations or prospects of DIRECTV. The risks, and adverse effects, of such disruptions could be exacerbated by a delay in completion of the merger or termination of the Merger Agreement.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of DIRECTV.

        If the merger is not completed for any reason, the ongoing business of DIRECTV may be adversely affected and, without realizing any of the benefits of having completed the merger, DIRECTV would be subject to a number of risks, including the following:

  •
  DIRECTV may experience negative reactions from the financial markets, including negative impacts on its stock price;

  •
  DIRECTV may experience negative reactions from its customers, regulators and employees;

  •
  DIRECTV will be required to pay certain costs relating to the merger, whether or not the merger is completed;

  •
  the Merger Agreement places certain restrictions on the conduct of DIRECTV's business prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of the AT&T (in certain cases, not to be unreasonably withheld, conditioned or delayed), may prevent DIRECTV from making certain acquisitions or taking certain other specified actions during the pendency of the merger (see the section entitled "The Merger Agreement-Conduct of Business of DIRECTV and its Subsidiaries Prior to Completion of the Merger" beginning on page 97 of the August Proxy Statement for a description of the restrictive covenants applicable to DIRECTV and AT&T); and

  •
  matters relating to the merger (including integration planning) will require substantial commitments of time and resources by DIRECTV management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to DIRECTV as an independent company.

        In addition to the above risks, DIRECTV may be required, under certain circumstances, to pay to AT&T the termination fee, which may materially adversely affect DIRECTV's financial results. Further, DIRECTV could be subject to litigation related to any failure to complete the merger or related to any enforcement proceeding commenced against DIRECTV to perform its obligations under the Merger Agreement. If the merger is not completed, these risks may materialize and may adversely affect DIRECTV's business, financial condition, financial results and stock prices.

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

DIRECTV

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        As of December 31, 2014, we had approximately 231 owned and leased locations operating in the United States and Latin America. The major locations of the DIRECTV U.S. segment include eight administrative offices, two broadcast centers and six call centers. The major locations of the DIRECTV Latin America segment include 13 administrative offices, four broadcast centers and five call centers. We consider our properties adequate for our present needs.

ITEM 3.    LEGAL PROCEEDINGS

        (a)    Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the year ended December 31, 2014 or subsequent thereto, but before the filing of the report, are summarized below:

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

        FTC Investigation.    As reported previously, DIRECTV U.S. received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints. We have engaged in ongoing negotiations with FTC staff concerning these issues. The FTC staff has recently advised us that they have obtained authority from the Commissioners to file suit and that the damages sought by the FTC in such a proceeding could be substantial. However, until suit is filed, the parties are continuing to engage in discussion regarding a potential settlement.

        Waste Disposal Inquiry.    In August 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, record keeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are continuing to review our policies and procedures applicable to all facilities and cooperating with the investigation.

DIRECTV

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

        (b)   The following previously reported legal proceeding was terminated during the fourth quarter ended December 31, 2014.

        DIRECTV Shareholder Litigation-Proposed DIRECTV and AT&T Merger.    As previously reported, beginning on May 21, 2014, and following the May 18, 2014 announcement that DIRECTV had entered into a definitive agreement to combine with AT&T Inc., several shareholder putative class action lawsuits were filed, six in Delaware Chancery Court, or the Delaware Actions, and one in California Superior Court, or the California Action, against DIRECTV, its directors and AT&T Inc., alleging breach of fiduciary duties in connection with the proposed transaction. The complaints generally and collectively asserted that defendants failed to maximize the value of DIRECTV, and sought to enjoin the proposed transaction as well as unspecified damages, costs and fees. An Order consolidating the Delaware Actions and appointing Lead Plaintiff and Lead Counsel was entered on July 21, 2014 and discovery in the Delaware Actions was stayed pending the filing of a Consolidated Complaint. Subsequently, Lead Counsel in the Delaware Actions filed a motion to voluntarily dismiss the Delaware Actions against all defendants and that motion was granted by order entered by the Chancery Court on October 28, 2014. The California Action subsequently has been voluntarily dismissed by plaintiff effective February 9, 2015.

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

2014	High	Low
Fourth Quarter	$88.08	$82.04
Third Quarter	88.25	83.14
Second Quarter	89.46	73.54
First Quarter	80.77	67.80

2013	High	Low
Fourth Quarter	$69.15	$57.40
Third Quarter	67.85	57.05
Second Quarter	65.81	53.50
First Quarter	57.64	47.71

        As of the close of business on February 13, 2015, there were 42,995 holders of record of our common stock.

Dividend Rights and Other Stockholder Matters

        Holders of our common stock are entitled to such dividends and other distributions in cash, stock or property as may be declared by our Board of Directors in its sole discretion, subject to the preferential and other dividend rights of any outstanding series of our preferred stock. There were no shares of our preferred stock outstanding at December 31, 2014.

        No dividends on our common stock have been declared by our Board of Directors for more than five years. We have no current plans to pay any dividends on our common stock. We currently expect to use our future earnings, if any, for the development of our businesses or other corporate purposes, which may include share repurchases.

        Information regarding compensation plans under which our equity securities may be issued will be included in an amendment to be filed on Form 10-K/A not later than April 30, 2015.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement under which DIRECTV will combine with AT&T in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock without AT&T's consent unless the Merger Agreement is terminated.

        During the three months ended December 31, 2014 there were no share repurchases.

        For additional information regarding our share repurchases see Note 15 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

ITEM 6.    SELECTED FINANCIAL DATA

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$33,260	$31,754	$29,740	$27,226	$24,102
Total operating costs and expenses	28,132	26,604	24,655	22,597	20,206

Operating profit	$5,128	$5,150	$5,085	$4,629	$3,896

Net income attributable to DIRECTV	$2,756	$2,859	$2,949	$2,609	$2,198
Basic earnings attributable to DIRECTV common stockholders per common share	$5.46	$5.22	$4.62	$3.49	$2.31
Diluted earnings attributable to DIRECTV common stockholders per common share	$5.40	$5.17	$4.58	$3.47	$2.30
Basic and diluted earnings attributable to DIRECTV Class B common stockholders per common share, for the period of November 19, 2009 through June 16, 2010, including $160 million exchange inducement value for the Malone Transaction	$—	$—	$—	$—	$8.44
Weighted average number of common shares outstanding (in millions):
Basic	505	548	638	747	870
Diluted	510	553	644	752	876
Weighted average number of Class B common shares outstanding, for the period of November 19, 2009 through June 16, 2010 (in millions):
Basic	—	—	—	—	22
Diluted	—	—	—	—	22
Weighted average number of total common shares outstanding (in millions):
Basic	505	548	638	747	880
Diluted	510	553	644	752	886

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Total assets	$25,459	$21,905	$20,555	$18,423	$17,909
Obligations under capital leases	982	495	528	545	580
Long-term debt	19,485	18,284	17,170	13,464	10,472
Total stockholders' deficit	(4,828)	(6,544)	(5,431)	(3,107)	(194)

See the Notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information regarding significant transactions during each of the three years in the period ended December 31, 2014.

DIRECTV

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT FOR PURPOSE OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        This Annual Report on Form 10-K may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by use of statements that include phrases such as we "believe," "expect," "estimate," "anticipate," "intend," "plan," "foresee," "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make related to our business strategy and regarding our outlook for 2015 financial results, liquidity and capital resources.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$33,260	$31,754	$29,740
Total operating costs and expenses	28,132	26,604	24,655

Operating profit	5,128	5,150	5,085
Interest income	68	72	59
Interest expense	(898)	(840)	(842)
Other, net	150	106	140

Income before income taxes	4,448	4,488	4,442
Income tax expense	(1,673)	(1,603)	(1,465)

Net income	2,775	2,885	2,977
Less: Net income attributable to noncontrolling interest	(19)	(26)	(28)
Net income attributable to DIRECTV	$2,756	$2,859	$2,949

Basic earnings attributable to DIRECTV per common share	$5.46	$5.22	$4.62
Diluted earnings attributable to DIRECTV per common share	$5.40	$5.17	$4.58
Weighted average number of total common shares outstanding (in millions):
Basic	505	548	638
Diluted	510	553	644

	December 31,
	2014	2013
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$4,635	$2,180
Total current assets	8,819	5,953
Total assets	25,459	21,905
Total current liabilities	6,959	6,530
Long-term debt	19,485	18,284
Redeemable noncontrolling interest	—	375
Total stockholders' deficit	(4,828)	(6,544)

Reference should be made to the notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization (1)
Operating profit	$5,128	$5,150	$5,085
Add: Depreciation and amortization expense	2,943	2,828	2,437

Operating profit before depreciation and amortization	$8,071	$7,978	$7,522

Operating profit before depreciation and amortization margin	24.3%	25.1%	25.3%
Cash flow information
Net cash provided by operating activities	$6,369	$6,394	$5,634
Net cash used in investing activities	(3,363)	(3,753)	(3,363)
Net cash used in financing activities	(168)	(2,176)	(1,242)
Free cash flow (2)
Net cash provided by operating activities	$6,369	$6,394	$5,634
Less: Cash paid for property and equipment	(2,940)	(3,409)	(2,960)
Less: Cash paid for satellites	(285)	(377)	(389)

Free cash flow	$3,144	$2,608	$2,285

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

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

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

Selected Segment Data

	Revenues	Percent of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization	Operating Profit Margin	Operating Profit Before Depreciation and Amortization Margin
	(Dollars in Millions)
December 31, 2014
DIRECTV U.S.	$26,001	78.2%	$4,749	$1,722	$6,471	18.3%	24.9%
Sky Brasil	3,887	11.7%	488	687	1,175	12.6%	30.2%
PanAmericana and Other	3,174	9.5%	(46)	520	474	NM *	14.9%

DIRECTV Latin America	7,061	21.2%	442	1,207	1,649	6.3%	23.4%
Sports Networks, Eliminations and Other	198	0.6%	(63)	14	(49)	NM *	NM *

Total	$33,260	100.0%	$5,128	$2,943	$8,071	15.4%	24.3%

December 31, 2013
DIRECTV U.S.	$24,676	77.7%	$4,444	$1,640	$6,084	18.0%	24.7%
Sky Brasil	3,753	11.8%	529	723	1,252	14.1%	33.4%
PanAmericana and Other	3,091	9.8%	247	444	691	8.0%	22.4%

DIRECTV Latin America	6,844	21.6%	776	1,167	1,943	11.3%	28.4%
Sports Networks, Eliminations and Other	234	0.7%	(70)	21	(49)	NM *	NM *

Total	$31,754	100.0%	$5,150	$2,828	$7,978	16.2%	25.1%

December 31, 2012
DIRECTV U.S.	$23,235	78.1%	$4,153	$1,501	$5,654	17.9%	24.3%
Sky Brasil	3,501	11.8%	555	533	1,088	15.9%	31.1%
PanAmericana and Other	2,743	9.2%	400	374	774	14.6%	28.2%

DIRECTV Latin America	6,244	21.0%	955	907	1,862	15.3%	29.8%
Sports Networks, Eliminations and Other	261	1.0%	(23)	29	6	NM *	NM *

Total	$29,740	100.0%	$5,085	$2,437	$7,522	17.1%	25.3%

*
Percentage not meaningful.

DIRECTV

SUMMARY RESULTS OF OPERATIONS AND FINANCIAL CONDITION—(continued)

        The following represents additional selected information for our operating segments as of and for the year ended:

	Segment Assets	Capital Expenditures
	(Dollars in Millions)
December 31, 2014
DIRECTV U.S.	$16,719	$1,757
Sky Brasil	2,654	867
PanAmericana and Other	4,671	580

DIRECTV Latin America	7,325	1,447
Sports Networks, Eliminations and Other	1,415	21

Total	$25,459	$3,225

December 31, 2013
DIRECTV U.S.	$13,446	$2,050
Sky Brasil	2,854	961
PanAmericana and Other	4,004	759

DIRECTV Latin America	6,858	1,720
Sports Networks, Eliminations and Other	1,601	16

Total	$21,905	$3,786

December 31, 2012
DIRECTV U.S.	$12,490	$1,741
Sky Brasil	2,951	812
PanAmericana and Other	3,335	786

DIRECTV Latin America	6,286	1,598
Sports Networks, Eliminations and Other	1,779	10

Total	$20,555	$3,349

DIRECTV

SIGNIFICANT EVENTS AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

Venezuelan Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary, and limited our ability to import set-top receivers and other equipment, limiting the growth of our business in Venezuela.

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

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12.0 Venezuelan bolivars per U.S. dollar as of December 31, 2014, is determined by periodic auctions. In February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of December 31, 2014. Additionally, in February 2015, the Venezuelan government announced that the SICAD 2 exchange mechanism would no longer be available and created SIMADI, a new open market currency exchange system.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of December 31, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of December 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In 2014, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $400 million, excluding the impact of the $281 million Venezuelan devaluation charge, as well as the impact of additional exchange rate losses in Venezuela recorded during 2014. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the currency exchange rate system, further devaluations of the Venezuelan

DIRECTV

bolivar or if we determine in the future that a rate other than the SICAD 1 rate is appropriate for the remeasurement of our Venezuelan bolivar denominated net monetary assets.

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

DIRECTV

        The following table sets forth information regarding shares repurchased and retired during the periods presented:

	2014	2013	2012
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$1,386	$4,000	$5,148
Average price per share	$73.82	$57.54	$48.24
Number of shares repurchased and retired	19	70	107

AT&T Merger-Related Costs

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

        In connection with the proposed merger, we recognized costs of $72 million for the year ended December 31, 2014 in "General and administrative expenses" in the Consolidated Statements of Operations, primarily related to professional services fees. These costs are reported in the "Sports Networks, Eliminations and Other" segment.

KEY TERMINOLOGY

        Revenues.    We earn revenues mostly from monthly fees we charge subscribers for subscriptions to basic and premium channel programming, advanced receiver fees (which include HD, DVR and multi-room viewing), seasonal live sporting events and pay-per-view programming. We also earn revenues from monthly fees we charge subscribers for multiple set-top receivers, hardware revenues from subscribers who lease or purchase set-top receivers from us, warranty service fees and advertising services. Revenues are reported net of customer credits and discounted promotions.

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

        Average Monthly Revenue Per Subscriber.    We calculate ARPU by dividing average monthly revenues, net of customer credits and discounted promotions, for the period (total revenues during the period divided by the number of months in the period) by average subscribers for the period. We calculate average subscribers for the period by adding the number of subscribers as of the beginning of the period and for each quarter end in the current year or period and dividing by the sum of the number of quarters in the period plus one.

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

        DIRECTV U.S.    DIRECTV U.S. faces challenges related to the rapid advance of technology that provides consumers with more options both in and out of the home and an industry that is increasingly competitive. In addition, programming content providers are continuing to seek increased rates for their content that is well above inflation, making it more challenging to pass these costs through to our customers.

        Revenue growth at DIRECTV U.S. has been generated by an increase in ARPU and growth of our subscriber base. In 2015, we expect revenue to increase in the mid-single digit percentage range driven primarily by ARPU growth. We also could experience a modest decline in our cumulative subscriber base in 2015, if the AT&T merger is not completed.

DIRECTV

        In 2015, we expect operating profit before depreciation and amortization to grow in the low-single digit percentage range. We expect to continue to be challenged by rising broadcast programming costs; however we intend to manage the impact to our margins by raising prices, increasing the penetration of new and advanced services, as well as driving growth in ancillary revenues such as commercial and ad sales. We also expect to continue productivity improvements, which are expected to reduce costs and improve call center performance, field operations and customer satisfaction. We also expect a greater use of refurbished set-top boxes in 2015. As these costs are expensed, we expect lower margins but also lower capital expenditures.

        We expect total capital expenditures in 2015 to decrease approximately $200 million at DIRECTV U.S from $1.75 billion in 2014, primarily due to a reduction in gross additions, a higher use of refurbished set-top receivers and lower set-top receiver costs.

        DIRECTV Latin America.    Some Latin American countries in which we operate continue to undergo a period of economic uncertainty. We remain committed to our strategy to profitably grow our business across the region in spite of these challenging macroeconomic conditions. Consistent with our strategy in 2014, we are focused on delivering market-leading advanced services for a growing premium subscriber base, and leveraging our scale to further penetrate and profitably serve the rapidly growing mass market. We also intend to improve productivity, while managing our capital investments and cost structure.

        In 2015, we expect gross subscriber additions to decline to about 2 million in Brazil and between 1.5 million and 1.6 million in PanAmericana, excluding Venezuela, mainly due to the lack of the World Cup soccer tournament in 2015. The lower gross additions are expected to reduce net subscriber additions to about 500,000 at DIRECTV Latin America, excluding Venezuela, with net subscriber additions lower both at Sky Brasil and PanAmericana as compared to 2014.

        Excluding the impact of $346 million in charges related to 2014 Venezuelan currency devaluation, as well as any future devaluation of the Venezuelan bolivar, we expect revenues and operating profit before depreciation and amortization to decline in the low-single digit percentage range in 2015. We have assumed further depreciation of some of the major currencies, but our results are highly volatile depending on changes in foreign currency exchange rates, particularly in Argentina, Brazil and Venezuela, as well as changes in the macroeconomic environment. We expect capital expenditures in Latin America to be approximately $1.45 billion, which includes capital expenditures related to subscribers, investments in upgrading DIRECTV Latin America's infrastructure, including satellites and related broadcast facilities, as well as strategic initiatives such as wireless broadband.

        DIRECTV Consolidated.    Excluding expected merger related costs in 2015, we anticipate earnings per common share to increase approximately ten percent from the $5.46 earnings per share reported in 2014 resulting mainly from higher operating profit, partially offset by increased income tax expenses. As discussed above, these estimates are highly volatile depending on changes in foreign currency exchange rates, as well as changes in the macroeconomic and political environment in Latin America.

        We also anticipate free cash flow, or cash provided by operating activities less capital expenditures, to increase in the low single digit percentage range from the $3.1 billion generated in 2014, excluding expected merger related costs in 2015.

DIRECTV

RESULTS OF OPERATIONS

Year Ended December 31, 2014 Compared with the Year Ended December 31, 2013

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

			Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$26,001	$24,676	$1,325	5.4%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	12,343	11,616	727	6.3%
Subscriber service expenses	1,519	1,474	45	3.1%
Broadcast operations expenses	303	293	10	3.4%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	2,853	2,642	211	8.0%
Upgrade and retention costs	1,276	1,350	(74)	(5.5)%
General and administrative expenses	1,236	1,217	19	1.6%
Depreciation and amortization expense	1,722	1,640	82	5.0%

Total operating costs and expenses	21,252	20,232	1,020	5.0%

Operating profit	$4,749	$4,444	$305	6.9%

Operating profit margin	18.3%	18.0%	—	—
Other data:
Operating profit before depreciation and amortization	$6,471	$6,084	$387	6.4%
Operating profit before depreciation and amortization margin	24.9%	24.7%	—	—
Total number of subscribers (in thousands)	20,352	20,253	99	0.5%
ARPU	$106.94	$102.18	$4.76	4.7%
Average monthly subscriber churn %	1.52%	1.50%	—	1.3%
Gross subscriber additions (in thousands)	3,804	3,790	14	0.4%
Subscriber disconnections (in thousands)	3,705	3,621	84	2.3%
Net subscriber additions (in thousands)	99	169	(70)	(41.4)%
Average subscriber acquisition costs—per subscriber (SAC)	$883	$873	$10	1.1%
Capital expenditures:
Property and equipment	$726	$648	$78	12.0%
Subscriber leased equipment—subscriber acquisitions	507	666	(159)	(23.9)%
Subscriber leased equipment—upgrade and retention	451	538	(87)	(16.2)%
Satellites	73	198	(125)	(63.1)%

Total capital expenditures	$1,757	$2,050	$(293)	(14.3)%

Depreciation expense—subscriber leased equipment	$967	$922	$45	4.9%

        Subscribers.    In 2014, net subscriber additions decreased as compared to 2013 as slightly higher gross subscriber additions were offset by higher average monthly churn. The higher average monthly churn was

DIRECTV

primarily due to a more competitive environment including an increased number of subscribers electing to eliminate MVPD services.

        Revenues.    DIRECTV U.S. revenues increased in 2014 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages, higher advanced receiver service fees, higher fees for our enhanced warranty program, as well as higher ad sales and commercial revenues, partially offset by increased promotional offers for new and existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in 2014 as compared to 2013 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs and higher subscriber acquisition costs. Upgrade and retention costs decreased primarily due to lower equipment costs. Broadcast programming and other costs increased primarily due to annual program supplier rate increases. Subscriber acquisition costs increased primarily due to an increase in promotional offers targeted at higher quality subscribers and an increase in the use of refurbished equipment.

        Operating profit before depreciation and amortization margin increased in 2014 as compared to 2013 primarily due to the higher revenues coupled with lower upgrade and retention costs, as well as slower relative growth in general and administrative expenses, partially offset by higher broadcast programming and other costs.

        Operating profit.    Operating profit and operating profit margin increased in 2014 compared to 2013 due to an increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

			Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$7,061	$6,844	$217	3.2%
Operating profit before depreciation and amortization (1)	1,649	1,943	(294)	(15.1)%
Operating profit before depreciation and amortization margin (1)	23.4%	28.4%	—	—
Operating profit (1)	$442	$776	$(334)	(43.0)%
Operating profit margin (1)	6.3%	11.3%	—	—
Other data:
ARPU (2)	$48.39	$51.64	$(3.25)	(6.3)%
Average monthly total subscriber churn % (2)	2.39%	2.37%	—	0.8%
Average monthly post paid subscriber churn % (2)	1.95%	2.10%	—	(7.1)%
Total number of subscribers (in thousands) (2) (3)	12,471	11,568	903	7.8%
Gross subscriber additions (in thousands) (3) (4)	4,395	4,382	13	0.3%
Net subscriber additions (in thousands) (2) (3) (4)	903	1,239	(336)	(27.1)%
Capital expenditures:
Property and equipment	$254	$224	$30	13.4%
Subscriber leased equipment—subscriber acquisitions	666	923	(257)	(27.8)%
Subscriber leased equipment—upgrade and retention	337	409	(72)	(17.6)%
Satellites	190	164	26	15.9%

Total capital expenditures	$1,447	$1,720	$(273)	(15.9)%

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

(4)
Gross and net subscriber additions exclude 1,000 subscribers acquired in transactions in Brazil during 2013.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

			Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,887	$3,753	$134	3.6%
Operating profit before depreciation and amortization	1,175	1,252	(77)	(6.2)%
Operating profit before depreciation and amortization margin	30.2%	33.4%	—	—
Operating profit	$488	$529	$(41)	(7.8)%
Operating profit margin	12.6%	14.1%	—	—
Other data:
ARPU	$58.35	$59.97	$(1.62)	(2.7)%
Total number of subscribers (in thousands) (1)	5,643	5,371	272	5.1%
Total capital expenditures	$867	$961	$(94)	(9.8)%

(1)
See Note (2) on the table showing consolidated DIRECTV Latin America results of operations above.

        Subscribers.    In 2014, net subscriber additions of approximately 272,000 decreased as the higher gross subscriber additions were more than offset by higher subscriber disconnections associated with the larger subscriber base, as well as slightly higher average monthly total subscriber churn in 2014. The increase in gross subscriber additions was driven primarily by higher demand for FIFA World Cup. Average monthly subscriber churn increased due the introduction of the prepaid service, a reduction in credits to existing subscribers and challenging macroeconomic conditions, as well as the migration of key systems that impacted existing subscribers.

        Revenues.    Revenues increased in 2014 as compared to 2013 due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by higher ARPU in local currency terms, which resulted from a reduction in promotional offers to subscribers and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in 2014 as compared to 2013, as the higher revenues were more than offset by higher broadcast programming and other costs mainly due to the settlement of the ECAD dispute. Also impacting operating profit before depreciation and amortization and operating profit before depreciation and amortization margin were higher expenses resulting from the introduction of a new broadband service and costs associated with the migration of key systems.

        Operating profit.    Operating profit and operating profit margin decreased in 2014 as compared to 2013, primarily due to the decrease in operating profit before depreciation expense and operating profit before depreciation expense margin partially offset by lower depreciation and amortization expense due to changes in foreign exchange rates.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV PanAmericana and Other operations:

			Change
	2014	2013	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,174	$3,091	$83	2.7%
Operating profit before depreciation and amortization (1)	474	691	(217)	(31.4)%
Operating profit before depreciation and amortization margin (1)	14.9%	22.4%	—	—
Operating profit (loss) (1)	$(46)	$247	$(293)	(118.6)%
Operating profit margin (1)	NM*	8.0%	—	—
Other data:
ARPU	$40.03	$44.19	$(4.16)	(9.4)%
Total number of subscribers (in thousands)	6,828	6,197	631	10.2%
Total capital expenditures	$580	$759	$(179)	(23.6)%

*
Percentage not meaningful.

(1)
Amounts include the impact of the Venezuelan devaluation charges of $281 million recorded in the first quarter of 2014 and $166 million recorded in the first quarter of 2013, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In 2014, net subscriber additions of 631,000 decreased primarily due to higher average monthly subscriber churn and lower gross subscriber additions. Gross subscriber additions decreased primarily from tighter sales filters resulting from challenging macroeconomic conditions. Average monthly subscriber churn increased slightly due to a higher mix of subscribers on the prepaid service.

        Revenues.    Revenues increased in 2014 as compared to 2013 due to subscriber growth, partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates, primarily in Venezuela and Argentina and a higher penetration of mass market subscribers, partially offset by price increases and an increase in subscribers with advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before amortization margin decreased in 2014 as compared to 2013, primarily in Venezuela as a result of the $346 million devaluation charge of which $281 million was recorded in "Venezuelan currency devaluation charge" and $65 million was recorded in "General administrative expenses" in the Consolidated Statement of Operations related to the remeasurement of Venezuelan bolivar denominated net monetary assets in 2014 as compared to the $166 million charge recorded in "Venezuelan devaluation charge" in the Consolidated Statements of Operations in 2013. Also contributing to the decrease were unfavorable exchange rates in Argentina, as well as higher broadcast programming costs associated with special events, including the FIFA World Cup and the impact of inflation and the timing of price increases in Venezuela.

        Operating profit.    Operating profit and operating profit margin decreased in 2014 as compared to 2013, due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to subscriber leased equipment and infrastructure costs capitalized over the last year.

DIRECTV Consolidated Other Income, Income Taxes and Net Income Attributable to Noncontrolling Interest

        Interest income.    Interest income was $68 million in 2014 and $72 million in 2013.

DIRECTV

        Interest expense.    The increase in interest expense to $898 million in 2014 from $840 million in 2013 was a result of a higher average debt balance, partially offset by the settlement of the ECAD dispute in 2013. We capitalized interest costs of $35 million in 2014 and $41 million in 2013.

        Other, net.    The significant components of "Other, net" were as follows:

	2014	2013	Change
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates (1)	$133	$198	$(65)
Interest rate swap gain	39	—	39
Net gains from sale of investments	26	8	18
Net foreign currency transaction loss	(22)	(52)	30
Loss on early extinguishment of debt	(19)	—	(19)
Other	(4)	(3)	(1)
Fair-value loss on non-employee stock options	(3)	(7)	4
DSN Northwest deconsolidation charge	—	(59)	59
ECAD settlement gain	—	21	(21)

Total	$150	$106	$44

        (1)   Includes an increase in equity earnings from Sky Mexico of approximately $60 million related to the recognition of certain one-time tax benefits in 2013.

        Income tax expense.    We recognized income tax expense of $1,673 million in 2014 and $1,603 million in 2013. The effective tax rate for 2014 was 37.6% compared to 35.7% for 2013. The higher effective tax rate in 2014 is primarily attributable to the unfavorable tax impact of the Venezuela currency devaluation and benefits recorded in 2013 for the recognition of uncertain tax benefits due to the expiration of the statute of limitations in federal and foreign tax jurisdictions and the settlement of state-related matters.

        Net income attributable to noncontrolling interest.    Net income attributable to noncontrolling interest was $19 million in 2014 and $26 million in 2013.

Earnings Per Share

        Earnings per share and weighted shares outstanding were as follows for the years ended December 31:

	2014	2013
Basic earnings attributable to DIRECTV per common share	$5.46	$5.22
Diluted earnings attributable to DIRECTV per common share	$5.40	$5.17
Weighted average number of common shares outstanding (in millions):
Basic	505	548
Diluted	510	553

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

DIRECTV

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

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

			Change
	2013	2012	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,844	$6,244	$600	9.6%
Operating profit before depreciation and amortization	1,943	1,862	81	4.4%
Operating profit before depreciation and amortization margin	28.4%	29.8%	—	—
Operating profit	$776	$955	$(179)	(18.7)%
Operating profit margin	11.3%	15.3%	—	—
Other data:
ARPU	$51.64	$57.25	$(5.61)	(9.8)%
Average monthly total subscriber churn %	2.37%	1.81%	—	30.9%
Average monthly post-paid subscriber churn %	2.10%	1.50%	—	40.0%
Total number of subscribers (in thousands) (1) (2)	11,568	10,328	1,240	12.0%
Gross subscriber additions (in thousands) (1) (2)	4,382	4,417	(35)	(0.8)%
Net subscriber additions (in thousands) (1) (2)	1,239	2,439	(1,200)	(49.2)%
Capital expenditures:
Property and equipment	$224	$214	$10	4.7%
Subscriber leased equipment—subscriber acquisitions	923	837	86	10.3%
Subscriber leased equipment—upgrade and retention	409	419	(10)	(2.4)%
Satellites	164	128	36	28.1%

Total capital expenditures	$1,720	$1,598	$122	7.6%

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

        (1)   Amounts include the impact of the Venezuelan devaluation charge of $166 million recorded in the first quarter of 2013.

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

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization decreased in 2013 as compared to 2012, primarily in Venezuela as a result of the charge resulting from the devaluation of the bolivar in February 2013. The decrease in operating profit before depreciation and amortization in Venezuela was partially offset by an increase in operating profit before depreciation and amortization in Colombia and Argentina, primarily due to higher revenues, partially offset by higher broadcast programming costs and subscriber service expenses related to the larger subscriber base, as well as higher general and administrative expenses related to higher infrastructure costs.

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

        Interest income.    Interest income was $72 million in 2013 and $59 million in 2012 .

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

DIRECTV

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of December 31, 2014, there were no borrowings outstanding under the revolving credit facilities. In addition, DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. At December 31, 2014, we had no short-term commercial paper outstanding compared with $200 million outstanding at December 31, 2013. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

        At December 31, 2014, our cash and cash equivalents totaled $4,635 million compared with $2,180 million at December 31, 2013.

        As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.27 at December 31, 2014 and 0.91 at December 31, 2013. Working capital increased by $2,437 million to $1,860 million at December 31, 2014 from a deficit of $577 million at December 31, 2013. The increase during the year was primarily due to cash proceeds of $1,200 million from the December 2014 senior notes debt issuance coupled with the suspension of our share repurchase program in May 2014.

Summary Cash Flow Information

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Net cash provided by operating activities	$6,369	$6,394	$5,634
Net cash used in investing activities	(3,363)	(3,753)	(3,363)
Net cash used in financing activities	(168)	(2,176)	(1,242)
Free cash flow:
Net cash provided by operating activities	$6,369	$6,394	$5,634
Less: Cash paid for property, equipment and satellites	(3,225)	(3,786)	(3,349)

Free cash flow	$3,144	$2,608	$2,285

Cash Flows Provided By Operating Activities

        Net cash provided by operating activities decreased slightly in 2014 as compared to 2013 mainly due to an increase in cash paid for interest and taxes, partially offset by higher operating profit before depreciation and amortization. Net cash provided by operating activities increased in 2013 as compared to 2012 mainly due to higher operating profit before depreciation and amortization and an increase in cash generated from working capital mostly at DIRECTV U.S. related to timing of vendor payables and a decrease in inventory principally due to increased usage of refurbished set-top boxes, partially offset by increased prepaid expenses and cash paid for interest and taxes.

        Cash paid for income taxes was $1,513 million in 2014, $1,479 million in 2013 and $1,406 million in 2012. The increase in cash paid for taxes in 2014 was primarily due to an increase in income before income taxes in the non foreign jurisdictions. The increase in cash paid for income taxes in 2013 resulted primarily from a tax payment for the settlement of prior year taxes.

        Cash paid for interest was $886 million in 2014, $840 million in 2013 and $781 million in 2012. The increase in cash paid for interest from 2012 to 2014 is due to the increase in our average debt outstanding.

DIRECTV

Cash Flows Used In Investing Activities

        Capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. decreased in 2014 from 2013 as slightly higher gross subscriber additions in 2014 were offset by lower hardware costs and an increase in the use of refurbished set-top receivers. Capital expenditures for subscriber leased set-top receivers at DIRECTV U.S. remained relatively flat from 2012 to 2013, as the decrease in gross subscriber additions has been offset by an increase in advanced set-top receivers provided to subscribers under upgrade and retention initiatives.

        During 2014, 2013 and 2012, DIRECTV U.S. was in the process of constructing two satellites, D14, which was launched in the fourth quarter of 2014, and D15, which we expect to launch in the first half of 2015. Additionally, capital expenditures were higher in 2012 and 2013 as a result of the construction of our new El Segundo campus.

        During 2014, 2013 and 2012, DIRECTV Latin America was in the process of constructing two satellites to be leased for PanAmericana, ISDLA 1, which launched in 2014, and ISDLA 2, which is expected to be launched in 2015. As a part of the lease agreement, we are required to make prepayments prior to the launch and commencement of the lease term. Payments related to the lease agreement totaled $88 million for 2014, $105 million for 2013 and $128 million for 2012 and are included as satellite capital expenditures. In addition, during 2013 DIRECTV Latin America contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. DIRECTV Latin America paid $102 million in 2014 and $59 million in 2013 for the construction of SKY-Brasil 1 during 2014.

        We paid $47 million in 2014, $66 million in 2013 and $16 million in 2012 for investments, net of cash acquired, in various companies. Our cash spending on investment in companies is discretionary and we may fund strategic investment opportunities should they arise in the future. We received cash proceeds of $32 million in 2014, related to the sale of various investments, $257 million in 2013, primarily related to the 2012 sale of an 18% interest in Game Show Network, and $24 million also related to the sale of various investments, as further discussed in Note 8 of the Notes to the Consolidated Financial Statements. In addition, we paid cash of $120 million for broadband spectrum licenses at DIRECTV Latin America in 2014 and $159 million for spectrum at DIRECTV Latin America and new patent licenses in DIRECTV U.S. in 2013.

Cash Flows Used in Financing Activities

        During 2014, we had $2,437 million of net cash proceeds from the issuance of senior notes, $195 million of cash proceeds from BNDES, $18 million of cash proceeds from Desenvolve SP and $200 million of net cash repayments of short-term commercial paper. We also repaid $1,000 million of our senior notes and $66 million of the BNDES financing facility in 2014. During 2013, we had $1,947 million of net cash proceeds from the issuance of senior notes, $152 million of cash proceeds from BNDES and $158 million of net cash repayments of short-term commercial paper. We also repaid $15 million of the BNDES financing facility and borrowed and repaid $10 million under our revolving credit facility in 2013. During 2012, we had $5,190 million of net cash proceeds from the issuance of senior notes and $358 million of net cash proceeds from the issuance of short-term commercial paper. We also repaid $1,500 million of our long-term debt and borrowed and repaid $400 million under our revolving credit facility.

        Under our share repurchase program, we repurchased and retired $1,386 million in 2014, $4,000 million in 2013, and $5,175 million in 2012 of our common shares. The decrease in the cash payments in 2014 was due to the suspension of our share repurchase program in May 2014, as further discussed below.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved an authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014, DIRECTV and AT&T entered into a definitive agreement under

DIRECTV

which AT&T will combine with DIRECTV in a stock-and-cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction with and without AT&T's consent.

Debt

        At December 31, 2014, we had $20,812 million in total outstanding borrowings, which consisted of senior notes and borrowings under the BNDES and Desenvolve SP financing facilities at Sky Brasil. Our outstanding borrowings are more fully described in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of this Annual Report.

        Should the proposed merger transaction with AT&T not proceed, we may borrow in the future in order to maintain a ratio of outstanding long-term debt equal to approximately 2.5 times operating profit before depreciation and amortization of DIRECTV on a consolidated basis. We will continue to evaluate our optimal leverage on an ongoing basis. Regardless of the proposed merger transaction with AT&T, we may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

        Senior Notes.    At December 31, 2014, DIRECTV U.S.' senior notes had a carrying value of $20,527 million and a weighted-average coupon rate of 4.5%. The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019 and $14,068 million thereafter.

        Commercial Paper.    On November 27, 2012, DIRECTV U.S. established a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2014, we had no short-term commercial paper outstanding. As of December 31, 2013, we had $200 million of short-term commercial paper outstanding, with a weighted average maturity of 133 days, at a weighted average yield of 0.41%.

Revolving Credit Facilities

        DIRECTV U.S. has a $1.0 billion revolving credit facility, which expires in February 2016, and a $1.5 billion revolving credit facility, which expires in September 2017. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2014 and December 31, 2013, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets,

DIRECTV

and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At December 31, 2014, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur. The revolving credit facilities provide that the borrowings may be required to be prepaid if certain change-in-control events occur.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. As of December 31, 2013, Sky Brasil had borrowings of R$320 million ($137 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$2.66 / $1.00 and R$2.34 / $1.00 as of December 31, 2014 and December 31, 2013, respectively.

        Borrowings under the BNDES facility mature as follows: R$338 million ($127 million) in 2015, R$274 million ($103 million) in 2016 and R$98 million ($37 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,024 million ($385 million) based on the exchange rate of R$2.66 / $1.00 as of December 31, 2014.

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of December 31, 2014, Sky

DIRECTV

Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.66 / $1.00 at December 31, 2014.

Contingencies

        Venezuela Devaluation and Foreign Currency Exchange Controls.    Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary, and limited our ability to import set-top receivers and other equipment, limiting the growth of our business in Venezuela.

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

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12.0 Venezuelan bolivars per U.S. dollar as of December 31, 2014, is determined by periodic auctions. In February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of December 31, 2014. Additionally, in February 2015, the Venezuelan government announced that the SICAD 2 exchange mechanism would no longer be available and created SIMADI, a new open market currency exchange system.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of December 31, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of December 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In 2014, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $400 million, excluding the impact of the $281 million Venezuelan devaluation charge, as well as the impact of additional exchange rate losses in Venezuela recorded during 2014. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between

DIRECTV

periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the currency exchange rate system, further devaluations of the Venezuelan bolivar or if we determine in the future that a rate other than the SICAD 1 rate is appropriate for the remeasurement of our Venezuelan bolivar denominated net monetary assets.

        Income taxes.    During 2014, we reached settlement with various state tax jurisdictions resulting in the recognition of uncertain tax benefits. As a result we recorded a benefit of $35 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2014. During 2013, we reached settlement with federal and state tax jurisdictions resulting in the recognition of uncertain tax benefits. As a result we recorded a benefit of $76 million in "Income tax expense" in the Consolidated Statements of Operations during the year ended December 31, 2013. We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that it is reasonably possible that our unrecognized tax benefits will not change materially during the next twelve months.

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

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of December 31, 2014, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report, as referenced in the table. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $516 million as of December 31, 2014. The timing and amount of any such future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities.

	Payments Due By Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Long-term debt obligations (Note 10) (a)	$31,899	$2,220	$5,273	$3,289	$21,117
Purchase obligations (Note 21) (b)	16,330	2,158	3,791	3,576	6,805
Operating lease obligations (Note 21) (c)	963	108	200	198	457
Capital lease obligations (Notes 13 and 21) (d)	1,331	146	283	254	648

Total	$50,523	$4,632	$9,547	$7,317	$29,027

(a)
Long-term debt obligations include interest calculated based on the rates in effect at December 31, 2014, however, the obligations do not reflect potential prepayments required under indentures.

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

DIRECTV

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

(d)
Capital lease obligations include prepayments related to a satellite lease contract, which we expect to account for as a capital lease upon commencement. For further discussion, please refer to Note 21 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

OFF-BALANCE SHEET ARRANGEMENTS

        As of December 31, 2014, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $316 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

DIRECTV

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

        Depreciable Lives of Leased Set-Top Receivers.    We currently lease most set-top receivers provided to new and existing subscribers and therefore capitalize the cost of those set-top receivers. We depreciate set-top receivers at DIRECTV U.S. over a three to five year estimated useful life, which is based on, among other things, management's judgment of the risk of technological obsolescence. Changes in the estimated useful lives of set-top receivers capitalized could result in significant changes to the amounts recorded as depreciation expense. If we extended the depreciable life of the set-top receivers at DIRECTV U.S. by one year, it would result in an approximately $270 million reduction in annual depreciation expense.

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

        Valuation of Goodwill and Intangible Assets with Indefinite Lives.    We evaluate the carrying value of goodwill and intangible assets with indefinite lives annually in the fourth quarter or more frequently when events and circumstances change that would more likely than not result in an impairment loss. We completed our annual impairment testing during the fourth quarter of 2014, and determined that there was no impairment of goodwill or intangible assets with indefinite lives. As of December 31, 2014, the fair value of each reporting unit and our intangible assets with indefinite lives significantly exceed their carrying values. See Note 7 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

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

DIRECTV

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

        As of December 31, 2014, we had no significant foreign currency exchange contracts outstanding, excluding the cross-currency swaps described in Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report. The impact of a hypothetical 10% adverse change in exchange rates would be a loss of $128 million, net of taxes, at December 31, 2014, a portion of which could be recorded in "Foreign currency translation adjustments" in our Consolidated Statements of Comprehensive Income.

  Economic Exposure

        We are exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed rate foreign currency denominated debt to fixed rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2014, the fair value of our cross-currency swaps was an asset of $8 million, which is recorded in "Investments and other assets" and a liability of $24 million which is recorded in "Other liabilities and deferred credits" in our Consolidated Balance Sheets. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

Counterparty Credit Risk

        We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties' credit ratings. As of December 31, 2014 we held no cash collateral from counterparties. As of December 31, 2013, we held cash collateral of $10 million, which is recorded in "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

Interest Rate Risk

        From time to time, we may be subject to fluctuating interest rates for variable rate borrowings, which may adversely impact our consolidated results of operations and cash flows. We had outstanding debt of $20,812 million at December 31, 2014, which consisted principally of DIRECTV U.S.' fixed rate borrowings. For additional information, refer to Note 11 of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report.

DIRECTV

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of DIRECTV
El Segundo, California

        We have audited the accompanying consolidated balance sheets of DIRECTV and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders' deficit and redeemable noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DIRECTV and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 24, 2015

DIRECTV

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$33,260	$31,754	$29,740
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	14,930	13,991	13,028
Subscriber service expenses	2,320	2,242	2,137
Broadcast operations expenses	430	409	414
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	3,659	3,419	3,397
Upgrade and retention costs	1,456	1,547	1,427
General and administrative expenses	2,113	2,002	1,815
Venezuelan currency devaluation charge	281	166	—
Depreciation and amortization expense	2,943	2,828	2,437

Total operating costs and expenses	28,132	26,604	24,655

Operating profit	5,128	5,150	5,085
Interest income	68	72	59
Interest expense	(898)	(840)	(842)
Other, net	150	106	140

Income before income taxes	4,448	4,488	4,442
Income tax expense	(1,673)	(1,603)	(1,465)

Net income	2,775	2,885	2,977
Less: Net income attributable to noncontrolling interest	(19)	(26)	(28)

Net income attributable to DIRECTV	$2,756	$2,859	$2,949

Basic earnings attributable to DIRECTV per common share	$5.46	$5.22	$4.62
Diluted earnings attributable to DIRECTV per common share	$5.40	$5.17	$4.58
Weighted average number of common shares outstanding (in millions):
Basic	505	548	638
Diluted	510	553	644

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Net income	$2,775	$2,885	$2,977
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	(49)	22	(45)
Prior service credit arising during the period	21	—	—
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	10	38	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost	—	1	—
Cash flow hedges:
Unrealized gains (losses) arising during the period	(87)	80	(10)
Reclassification adjustments included in net income	117	(49)	(7)
Foreign currency translation adjustments	(108)	(173)	(32)
Available for sale securities:
Unrealized holding losses on securities	—	—	(4)
Reclassification adjustment for net losses recognized during period	—	1	—

Other comprehensive loss	(96)	(80)	(86)

Comprehensive income	2,679	2,805	2,891
Less: Comprehensive income attributable to noncontrolling interest	(10)	(20)	(13)

Comprehensive income attributable to DIRECTV	$2,669	$2,785	$2,878

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$4,635	$2,180
Accounts receivable, net	2,800	2,547
Inventories	299	283
Deferred income taxes	68	140
Prepaid expenses and other	1,017	803

Total current assets	8,819	5,953
Satellites, net	3,040	2,467
Property and equipment, net	6,721	6,650
Goodwill	3,929	3,970
Intangible assets, net	994	920
Investments and other assets	1,956	1,945

Total assets	$25,459	$21,905

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$5,048	$4,685
Unearned subscriber revenues and deferred credits	584	589
Current debt	1,327	1,256

Total current liabilities	6,959	6,530
Long-term debt	19,485	18,284
Deferred income taxes	1,726	1,804
Other liabilities and deferred credits	2,117	1,456
Commitments and contingencies
Redeemable noncontrolling interest	—	375
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 502,733,342 and 519,306,232 shares issued and outstanding of DIRECTV common stock at December 31, 2014 and December 31, 2013, respectively	3,613	3,652
Accumulated deficit	(8,408)	(9,874)
Accumulated other comprehensive loss	(418)	(322)

Total DIRECTV stockholders' deficit	(5,213)	(6,544)
Noncontrolling interest	385	—

Total stockholders' deficit	(4,828)	(6,544)
Total liabilities and stockholders' deficit	$25,459	$21,905

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT AND NONCONTROLLING INTEREST

	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit	Redeemable Noncontrolling Interest
	(Dollars in Millions, Except Share Data)
Balance as of January 1, 2012	691,306,695	$4,799	$(7,750)	$(156)	$(3,107)	$—	$(3,107)	$265
Net Income			2,949		2,949		2,949	28
Stock repurchased and retired	(106,691,615)	(739)	(4,409)		(5,148)		(5,148)
Stock options exercised and restricted stock units vested and distributed	2,224,737	(54)			(54)		(54)
Share-based compensation expense		109			109		109
Tax benefit from share-based compensation		30			30		30
Adjustment to the fair value of redeemable noncontrolling interest		(122)			(122)		(122)	122
Other		(2)			(2)		(2)
Other comprehensive loss				(86)	(86)		(86)	(15)

Balance as of December 31, 2012	586,839,817	4,021	(9,210)	(242)	(5,431)	—	(5,431)	400
Net Income			2,859		2,859		2,859	26
Stock repurchased and retired	(69,510,155)	(477)	(3,523)		(4,000)		(4,000)
Stock options exercised and restricted stock units vested and distributed	1,976,570	(61)			(61)		(61)
Share-based compensation expense		100			100		100
Tax benefit from share-based compensation		23			23		23
Adjustment to the fair value of redeemable noncontrolling interest		45			45		45	(45)
Other		1			1		1
Other comprehensive loss				(80)	(80)		(80)	(6)

Balance as of December 31, 2013	519,306,232	3,652	(9,874)	(322)	(6,544)	—	(6,544)	375
Net Income			2,756		2,756	19	2,775
Stock repurchased and retired	(18,774,194)	(130)	(1,256)		(1,386)		(1,386)
Stock options exercised and restricted stock units vested and distributed	2,201,304	(36)			(36)		(36)
Share-based compensation expense		104			104		104
Tax benefit from share-based compensation		23			23		23
Other			(34)		(34)		(34)
Other comprehensive loss				(96)	(96)		(96)
CTA adjustment allocated to noncontrolling interest					—	(9)	(9)
Noncontrolling interest					—	375	375	(375)

Balance as of December 31, 2014	502,733,342	$3,613	$(8,408)	$(418)	$(5,213)	$385	$(4,828)	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$2,775	$2,885	$2,977
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	2,943	2,828	2,437
Venezuelan currency devaluation charge	281	166	—
DSN Northwest deconsolidation charge	—	59	—
Amortization of deferred revenues and deferred credits	(48)	(53)	(75)
Share-based compensation expense	104	100	109
Equity in earnings from unconsolidated affiliates	(133)	(198)	(131)
Net foreign currency transaction loss	87	52	34
Dividends received	28	41	79
Net gains from sale of investments	(19)	(8)	(122)
Deferred income taxes	166	323	(102)
Excess tax benefit from share-based compensation	(23)	(24)	(30)
Other	31	(7)	85
Change in operating assets and liabilities:
Accounts receivable	(242)	—	(50)
Inventories	(16)	118	(206)
Prepaid expenses and other	(81)	(334)	58
Accounts payable and accrued liabilities	361	272	370
Unearned subscriber revenues and deferred credits	(5)	26	28
Other, net	160	148	173

Net cash provided by operating activities	6,369	6,394	5,634
Cash Flows From Investing Activities
Cash paid for property and equipment	(2,940)	(3,409)	(2,960)
Cash paid for satellites	(285)	(377)	(389)
Investment in companies, net of cash acquired	(47)	(66)	(16)
Proceeds from sale of investments	32	257	24
Other, net	(123)	(158)	(22)

Net cash used in investing activities	(3,363)	(3,753)	(3,363)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS—(continued)

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Cash Flows From Financing Activities
Issuance (repayment) of commercial paper (maturity 90 days or less), net	$—	$(155)	$156
Proceeds from short-term borrowings	301	556	202
Repayment of short-term borrowings	(501)	(559)	—
Proceeds from borrowings under revolving credit facility	—	10	400
Repayment of borrowings under revolving credit facility	—	(10)	(400)
Proceeds from long-term debt	2,650	2,099	5,190
Debt issuance costs	(14)	(12)	(36)
Repayment of long-term debt	(1,066)	(15)	(1,500)
Repayment of other long-term obligations	(69)	(63)	(51)
Common shares repurchased and retired	(1,386)	(4,000)	(5,175)
Stock options exercised	21	—	3
Taxes paid in lieu of shares issued for share-based compensation	(60)	(61)	(61)
Excess tax benefit from share-based compensation	23	24	30
Other, net	(67)	10	—

Net cash used in financing activities	(168)	(2,176)	(1,242)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(383)	(187)	—

Net increase in cash and cash equivalents	2,455	278	1,029
Cash and cash equivalents at beginning of the year	2,180	1,902	873

Cash and cash equivalents at end of the year	$4,635	$2,180	$1,902

Supplemental Cash Flow Information
Cash paid for interest	$886	$840	$781
Cash paid for income taxes	1,513	1,479	1,406

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1: Description of Business

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units; DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, and also own non-controlling interests in two others, ROOT SPORTS™ Northwest and ROOT SPORTS Houston. We own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest, ROOT SPORTS Houston and GSN using the equity method of accounting.

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

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and two regional sports networks based in Seattle, Washington and Houston, Texas in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT SPORTS. As further discussed in Note 4 below, we acquired a noncontrolling interest in the regional sports network based in Houston, Texas, or Houston Sports Holdings, LLC, or HSH, in the fourth quarter of 2014, which we account for using the equity method of accounting. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

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

        Subject to the conditions in the Merger Agreement, at the effective time of the merger, our shareholders will receive $95.00 per share, subject to adjustments as described below under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that our shareholders will receive 1.905 AT&T shares if AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if AT&T stock price is above $38.58 at closing. If AT&T stock price at closing is between $34.90 and $38.58, our shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value based on a volume-weighted average as provided in the Merger Agreement. The value of the shares may differ on the date of exchange. The transaction is subject to review by the U.S. Department of Justice and the Federal Communications Commission. The transaction has been reviewed and approved by Brazil telecommunications and Mexican antitrust authorities. The transaction is expected to close in the first half of 2015.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        We recognize subscription and pay-per-view revenues and seasonal live sporting events when programming is broadcast to subscribers. We recognize subscriber fees for multiple set top receivers and warranty services as revenue, as earned. We recognize advertising revenues when the related services are performed. We defer programming payments received from subscribers in advance of the broadcast as "Unearned subscriber revenues and deferred credits" in the Consolidated Balance Sheets until earned. We recognize revenues to be received under contractual commitments on a straight line basis over the minimum contractual period. We report revenues net of customer credits and discounted promotions.

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

Upgrade and Retention Costs

        Upgrade and retention costs consist primarily of costs we incur for upgrade efforts for existing subscribers. We include the costs of subscriber equipment upgrade programs for digital video recorder, or DVR, high-definition, or HD, and HD DVR receivers, our multiple set-top receiver offers and other similar initiatives. Retention costs also include the costs of installing and providing hardware under our movers program for subscribers relocating to a new residence. We expense these costs as incurred, except for the cost of set-top receivers leased to existing subscribers, which we capitalize in "Property and equipment, net" in the Consolidated Balance Sheets. We include the amount of our set-top receivers capitalized each period for upgrade and retention activities in the Consolidated Statements of Cash Flows under the caption "Cash paid for property and equipment." See Note 6 for additional information.

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

Capitalized Software Costs

        We capitalize certain software costs incurred, either from internal or external sources, as part of "Property and equipment, net" in the Consolidated Balance Sheets and depreciate these costs on a straight-line basis over the estimated useful life of the software. We recognize planning, training, support and maintenance costs incurred either prior to or following the implementation phase as expense in the Consolidated Statements of Operations in the period in which they occur. We had unamortized capitalized software costs of $941 million as of December 31, 2014 and $771 million as of December 31, 2013. We recorded depreciation expense of $391 million in 2014, $331 million in 2013 and $292 million in 2012 in "Depreciation and amortization expense" in the Consolidated Statements of Operations.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Advertising Costs

        We expense advertising costs primarily in "Subscriber acquisition costs" in the Consolidated Statements of Operations as incurred. Advertising costs for print and media related to national advertising campaigns, net of payments received from programming content providers for marketing support, were $578 million in 2014, $548 million in 2013 and $514 million in 2012.

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

        The carrying value of cash and cash equivalents, accounts receivable, investments and other assets, accounts payable, short-term borrowings and amounts included in accrued liabilities and other meeting the definition of a financial instrument approximated their fair values at December 31, 2014 and 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 3: New Accounting Standard

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

Note 4: Acquisition and Divestiture

Houston Sports Holdings, LLC

        In November 2014, DSN acquired a 60% equity interest in Houston Sports Holdings, LLC, a regional sports network which broadcasts games for Major League Baseball's Houston Astros and the National Basketball Association's Houston Rockets. The remaining 40% equity interest was acquired by AT&T. Following the close of the transaction, we contributed $30 million in cash for the operations of the regional sports network. Due to certain governance arrangements which limit our ability to control HSH, we account for our investment in HSH as an equity method investment.

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

Note 5: Accounts Receivable, Net

        The following table sets forth the amounts recorded for "Accounts receivable, net" in our Consolidated Balance Sheets as of December 31:

	2014	2013
	(Dollars in Millions)
Subscriber	$1,889	$1,775
Telco	579	475
Trade and other	441	392

Total	2,909	2,642
Less: Allowance for doubtful accounts	(109)	(95)

Accounts receivable, net	$2,800	$2,547

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 6: Satellites, Net and Property and Equipment, Net

        The following table sets forth the amounts recorded for "Satellites, net" and "Property and equipment, net" in our Consolidated Balance Sheets as of December 31:

	Estimated Useful Lives (years)	2014	2013
		(Dollars in Millions)
Satellites	10-16	$3,599	$3,164
Satellites under construction	—	1,234	1,066

Total		4,833	4,230
Less: Accumulated depreciation		(1,793)	(1,763)

Satellites, net		$3,040	$2,467

Land	—	$76	$41
Buildings and leasehold improvements	2-40	548	434
Machinery and equipment	2-23	2,221	2,069
Capitalized software	3	3,478	2,923
Subscriber leased set-top equipment	3-7	10,445	10,176
Construction in-progress	—	557	677

Total		17,325	16,320
Less: Accumulated depreciation		(10,604)	(9,670)

Property and equipment, net		$6,721	$6,650

        We capitalized interest costs of $35 million in 2014, $41 million in 2013 and $24 million in 2012 as part of the cost of our property and satellites under construction. Depreciation expense, which includes amortization of property and equipment and satellites held under capital leases, was $2,889 million in 2014, $2,780 million in 2013 and $2,342 million in 2012.

        The following table sets forth property and equipment leased to our subscribers as of December 31:

	2014	2013
	(Dollars in Millions)
Subscriber leased set-top equipment	$10,445	$10,176
Less: Accumulated depreciation of subscriber leased equipment	(6,175)	(5,778)

Subscriber leased set-top equipment, net	$4,270	$4,398

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 7: Goodwill and Intangible Assets, Net

        The following table sets forth the changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by segment for the years ended December 31, 2014 and 2013:

		DIRECTV Latin America		Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2013	$3,177	$380	$211	$295	$4,063
Sky Brasil foreign currency translation adjustment	—	(49)	—	—	(49)
DSN Northwest Transaction	—	—	—	(73)	(73)
Acquisitions	14	15	—	—	29

Balance as of December 31, 2013	3,191	346	211	222	3,970
Sky Brasil foreign currency translation adjustment	—	(41)	—	—	(41)
Balance as of December 31, 2014	$3,191	$305	$211	$222	$3,929

        The following table sets forth the components for "Intangible assets, net" in the Consolidated Balance Sheets as of:

		December 31, 2014			December 31, 2013
	Estimated Useful Lives (years)	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
		(Dollars in Millions)
Orbital slots	Indefinite	$432	$—	$432	$432	$—	$432
Satellite rights	15	78	25	53	88	22	66
Subscriber related	5-10	330	310	20	363	336	27
Dealer network	15	130	130	—	130	127	3
Trade name, spectrum licenses and other	4-20	483	91	392	350	61	289
Distribution agreements	6-20	159	62	97	123	20	103

Total intangible assets		$1,612	$618	$994	$1,486	$566	$920

        Amortization expense of intangible assets was $54 million in 2014, $48 million in 2013 and $95 million in 2012.

        Estimated amortization expense for intangible assets in each of the next five years and thereafter is as follows: $57 million in 2015, $57 million in 2016, $57 million in 2017, $55 million in 2018, $51 million in 2019 and $285 million thereafter.

        We performed our annual impairment tests for goodwill and orbital slots in the fourth quarters of 2014, 2013 and 2012. The estimated fair values for each reporting unit and the orbital slots exceeded our carrying values, and accordingly, no impairment losses were recorded during 2014, 2013 or 2012. Additionally, there are no accumulated impairment losses as of December 31, 2014 and 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 8: Investments

Equity Method Investments

        Sky Mexico.    DIRECTV accounts for the excess of the carrying value for its investment in Sky Mexico over DIRECTV's share of Sky Mexico's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $1 million in 2014, $1 million in 2013 and $4 million in 2012 of amortization on definite lived intangibles in equity earnings of Sky Mexico related to these assets.

        Game Show Network.    DIRECTV accounts for the excess of the carrying value for its investment in GSN over DIRECTV's share of GSN's equity in memo accounts allocated to goodwill and definite lived intangibles attributable to affiliate and advertising relationships. We recognized $7 million in 2014, $7 million in 2013 and $10 million in 2012 of amortization on definite lived intangibles in equity earnings of GSN related to these assets.

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

        The following table sets forth the carrying value of our investments which we account for under the equity method of accounting as of December 31:

	2014	2013
	(Dollars in Millions)
Sky Mexico	$675	$644
GSN	345	324
NW Sports Net LLC	100	92
Other equity method investments	265	179

Total investments accounted for under the equity method of accounting	$1,385	$1,239

        The following table sets forth equity in earnings and losses of our investments accounted for under the equity method of accounting for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
Sky Mexico	$58	$134	$62
GSN	21	33	42
Other	54	31	27

Total net equity earnings for investments accounted for under the equity method of accounting	$133	$198	$131

        We received cash dividends of $28 million in 2014, $41 million in 2013 and $79 million in 2012 from companies that we account for under the equity method. Undistributed earnings from equity method investments were $600 million as of December 31, 2014 and $488 million as of December 31, 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Equity Securities

        We had investments in non-marketable equity securities of $61 million as of December 31, 2014 and $73 million as of December 31, 2013, which were stated at cost. We had investments in marketable equity securities of $1 million as of December 31, 2013, which were carried at fair market value. We had no investments in marketable equity securities as of December 31, 2014.

Note 9: Accounts Payable and Accrued Liabilities

        The following table sets forth the significant components of "Accounts payable and accrued liabilities" in our Consolidated Balance Sheets as of December 31:

	2014	2013
	(Dollars in Millions)
Programming costs	$2,521	$2,368
Accounts payable	1,584	1,070
Payroll and employee benefits	411	392
Other	532	855

Total accounts payable and accrued liabilities	$5,048	$4,685

        As of December 31, 2014, there were $23 million of amounts payable to vendors for property and equipment and no amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2014. As of December 31, 2013 there were $70 million of amounts payable to vendors for property and equipment and no amounts payable for satellites in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets, which is considered a non-cash investing activity for purposes of the Consolidated Statements of Cash Flows for the year ended December 31, 2013.

Note 10: Debt

        The following table sets forth our outstanding debt as of December 31:

	2014	2013
	(Dollars in Millions)
Current debt
Commercial paper	$—	$200
Current portion of long-term debt	1,200	1,000
Current portion of borrowings under BNDES financing facility	127	56
Long-term debt
Senior notes	19,327	18,203
Borrowings under BNDES financing facility	140	81
Borrowings under Desenvolve SP financing facility	18	—

Total debt	$20,812	$19,540

2014 Financing Transactions

        In March 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,250 million in aggregate principal of 4.450% senior notes due in 2024 with proceeds, net of an original issue discount, of $1,245 million. We incurred $7 million of debt issuance costs in connection with this transaction.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Also in March 2014, DIRECTV U.S. exercised its early redemption right under the indenture of the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding was $1,000 million and we made a cash payment of $1,022 million to redeem such Notes.

        In December 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,200 million in aggregate principal of 3.950% senior notes due in 2025 with proceeds, net of an original issue discount, of $1,192 million. We incurred $7 million of debt issuance costs in connection with this transaction.

2013 Financing Transactions

        In January 2013, DIRECTV U.S. issued, pursuant to a registration statement, $750 million in aggregate principal of 1.750% senior notes due in 2018 resulting in proceeds, net of an original issue discount, of $743 million. We incurred $4 million of debt issuance costs in connection with this transaction.

        In May 2013, DIRECTV U.S. issued, pursuant to a registration statement, €500 million ($650 million) in aggregate principal of 2.750% senior notes due in 2023 resulting in proceeds, net of an original issue discount, of €497 million ($646 million). The U.S. dollar amounts reflect the conversion of the €500 million aggregate principal and the €497 million proceeds, net of discount, to U.S. dollars based on the exchange rate of €1.00/ $1.30 at May 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 11. We incurred $4 million of debt issuance costs in connection with this transaction.

        In November 2013, DIRECTV U.S. issued, pursuant to a registration statement, £350 million ($560 million) in aggregate principal of 5.200% senior notes due in 2033 resulting in proceeds, net of an original issue discount, of £349 million ($558 million). The U.S. dollar amounts reflect the conversion of the £350 million aggregate principal and the £349 million proceeds, net of discount, to U.S. dollars based on the exchange rate of £1.00/ $1.60 at November 13, 2013. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swaps to effectively convert its fixed-rate British pound sterling denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt, as further discussed in Note 11. We incurred $4 million of debt issuance costs in connection with this transaction.

2012 Financing Transactions

        In the first quarter of 2012, DIRECTV U.S. borrowed and repaid $400 million under its $2 billion revolving credit facility, which was terminated on September 28, 2012, and replaced with a three and one-half year, $1 billion revolving credit facility and a five year, $1.5 billion revolving credit facility.

        In March 2012, DIRECTV U.S. issued the following senior notes in private placement transactions:

	Principal	Proceeds, net of discount
	(Dollars in Millions)
2.400% senior notes due in 2017	$1,250	$1,249
3.800% senior notes due in 2022	1,500	1,499
5.150% senior notes due in 2042	1,250	1,248

	$4,000	$3,996

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        In November 2012, DIRECTV U.S. established a $2.5 billion commercial paper program backed by its revolving credit facilities, as discussed in further detail below. For the year ended December 31, 2012, borrowings under the commercial paper program, net of repayments, were $358 million.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Senior Notes

        The following table sets forth our outstanding senior notes balance as of December 31:

	Principal amount	Carrying value, net of unamortized original issue discounts or including premiums
	2014	2014	2013
	(Dollars in Millions)
4.750% senior notes due in 2014	$—	$—	$1,000
3.550% senior notes due in 2015	1,200	1,200	1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	746	744
5.875% senior notes due in 2019	1,000	996	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	999	999
5.000% senior notes due in 2021 (1)	1,500	1,506	1,495
3.800% senior notes due in 2022 (1)	1,500	1,520	1,499
2.750% senior notes due in 2023 (2)	605	602	684
4.450% senior notes due in 2024 (1)	1,250	1,285	—
3.950% senior notes due in 2025	1,200	1,192	—
4.375% senior notes due in 2029 (2)	1,168	1,157	1,229
5.200% senior notes due in 2033 (2)	545	543	577
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,236	1,235
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$20,518	$20,527	$19,203

(1)
The carrying values as of December 31, 2014 include the following fair value adjustments: an increase of $10 million for the 5.000% senior notes due in 2021, an increase of $20 million for the 3.800% senior notes due in 2022 and an increase of $39 million for the 4.450% senior notes due in 2024.

(2)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $22,044 million at December 31, 2014 and $19,424 million at December 31, 2013. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under the accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        The principal amount of our senior notes mature as follows: $1,200 million in 2015, $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019 and $14,068 million thereafter.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

The amount of interest accrued related to our outstanding debt was $278 million at December 31, 2014 and $271 million at December 31, 2013.

Commercial Paper

        DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of December 31, 2014 we had no short-term commercial paper outstanding. As of December 31, 2013, we had $200 million of short-term commercial paper outstanding, with a weighted average maturity of 133 days, at a weighted average yield of 0.41%. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        DIRECTV U.S. has a $1.0 billion revolving credit facility, which expires in February 2016, and a $1.5 billion revolving credit facility, which expires in September 2017. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of December 31, 2014 and December 31, 2013, there were no borrowings outstanding under the revolving credit facilities.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of December 31, 2014, Sky Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year, with a maturity of 2019. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rate of R$2.66 / $1.00 at December 31, 2014.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. As of December 31, 2013, Sky Brasil had borrowings of R$320 million ($137 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 3.07% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$2.66 / $1.00 and R$2.34 / $1.00 as of December 31, 2014 and December 31, 2013, respectively.

        Borrowings under the BNDES facility mature as follows: R$338 million ($127 million) in 2015, R$274 million ($103 million) in 2016 and R$98 million ($37 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,024 million ($385 million) based on the exchange rate of R$2.66 / $1.00 as of December 31, 2014.

Restricted Cash

        Restricted cash of $10 million as of December 31, 2014 and $7 million as of December 31, 2013 is included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letter of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

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

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	December 31, 2014	December 31, 2013	December 31, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$8	$112	$24	$—
Interest rate swap contracts	—	3	—	1
Fair value hedges:
Interest rate swap contracts	12	—	6	—

Total derivative financial instruments	$20	$115	$30	$1

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair values of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	December 31, 2014	December 31, 2013
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Interest rate swaps	—	500
Fair value hedges:
Interest rate swaps	3,000	—

Total notional amount of derivative financial instruments	$5,418	$2,918

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

based on each party's credit ratings. We held no cash collateral from counterparties as of December 31, 2014 and held $10 million of cash collateral from counterparties as of December 31, 2013. We did not have any cash collateral posted with counterparties as of December 31, 2014 and December 31, 2013. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Cross-Currency Swap Contracts

        On September 11, 2012, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £750 million in aggregate principal of 4.375% senior notes due in 2029. On May 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, €500 million in aggregate principal of 2.750% senior notes due in 2023. On November 13, 2013, DIRECTV U.S. issued, pursuant to a U.S. registration statement, £350 million in aggregate principal of 5.200% senior notes due in 2033. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap contracts to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related hedged senior notes and have the same maturities as that of the hedged senior notes.

        We calculate the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk.

        During 2014, DIRECTV U.S. recorded net remeasurement gains of $189 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $189 million ($117 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During 2013, DIRECTV U.S. recorded net remeasurement losses of $80 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $80 million ($49 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations. We measured no ineffectiveness for the years ended December 31, 2014 and December 31, 2013 related to these cross-currency swap contracts.

Interest Rate Lock Contracts

        Periodically we enter into interest rate lock contracts such as forward starting swaps and treasury locks to hedge against changes in interest payments attributable to changes in the benchmark interest rate during the period leading up to a forecasted issuance of fixed rate debt. These interest rate locks are designated and qualify as cash flow hedges. On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.450% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled all then-outstanding forward-starting interest rate swaps, which were previously entered into to protect against unfavorable interest rate changes related to the forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As a result of settling these forward-starting interest rate swaps, we recognized $1 million of ineffectiveness in earnings during 2014. As of December 31, 2014, we had recorded $9 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

forward-starting interest rate swaps that is being recognized as interest expense over the term of the 4.450% senior notes due in 2024.

Fixed-to-Floating Interest Rate Swap Contracts

        DIRECTV U.S. may enter into fixed-to-floating interest rate swap contracts from time to time in order to manage its interest rate exposure. We designate such swaps as fair value hedges. Depending on market conditions, the mix of our fixed interest rate and floating interest rate debt and other factors, we may periodically discontinue these fair value hedges and terminate our fixed-to-floating interest rate swap contracts by settling the contracts or by entering into offsetting contracts.

        During 2014, DIRECTV U.S. entered into interest rate swap contracts with a total notional amount of $3,000 million, converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate. Also during 2014, DIRECTV U.S. discontinued the fair value hedges and settled certain of those fixed-to-floating interest rate swap contracts. As a result of these settlements, DIRECTV U.S. received cash proceeds in the aggregate of $104 million, which are included in "Net cash provided by operations" in the Consolidated Statements of Cash Flows. As of December 31, 2014, there was $67 million of favorable adjustments to the carrying value of the senior notes, which will be amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the hedged senior notes. In connection with the settlement of the fixed-to-floating interest rate swap contracts, we recognized a $26 million gain in "Other, net" in the Consolidated Statements of Operations. The total notional amount of DIRECTV U.S.' fixed-to-floating interest rate swaps was $3,000 million as of December 31, 2014; however these swaps were settled in the first quarter of 2015.

        We calculate the fair value of the interest rate swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves. The difference between the change in the fair value of these interest rate swap contracts and the fair value of the related senior notes as a result of changes in the benchmark interest rate was a $39 million gain for the year ended December 31, 2014, which was recognized in "Other, net" in the Consolidated Statements of Operations. The periodic interest settlements for the interest rate swap contracts are recorded in "Interest expense" in the Consolidated Statements of Operations.

Note 12: Income Taxes

        We base our income tax expense or benefit on reported "Income before income taxes." Deferred income tax assets and liabilities reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes, as measured by applying currently enacted tax laws.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        "Income tax expense" in the Consolidated Statements of Operations consisted of the following for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
Current tax expense:
U.S. federal	$1,296	$911	$980
Foreign	240	293	309
State and local	102	176	113

Total	1,638	1,380	1,402

Deferred tax expense (benefit):
U.S. federal	(56)	224	(25)
Foreign	38	34	63
State and local	53	(35)	25

Total	35	223	63

Total income tax expense	$1,673	$1,603	$1,465

        "Income before income taxes" in the Consolidated Statements of Operations included the following components for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
U.S. income	$3,853	$3,509	$3,442
Foreign income	595	979	1,000

Total	$4,448	$4,488	$4,442

        Our income tax expense was different than the amount computed using the U.S. federal statutory income tax rate for the reasons set forth in the following table for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
Expected expense at U.S. federal statutory income tax rate	$1,557	$1,571	$1,555
U.S. state and local income tax expense, net of federal benefit	71	91	87
Change in unrecognized tax benefits and settlements	28	(28)	(154)
Foreign taxes, net of federal tax benefits	(49)	(21)	(3)
Change in valuation allowance	—	(16)	3
Currency devaluation	121	29	—
Tax credits	(79)	(44)	(30)
Other	24	21	7

Total income tax expense	$1,673	$1,603	$1,465

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Temporary differences and carryforwards that gave rise to deferred tax assets and liabilities at December 31 were as follows:

	2014		2013
	Deferred Tax Assets	Deferred Tax Liabilities	Deferred Tax Assets	Deferred Tax Liabilities
	(Dollars in Millions)
Accruals and advances	$433	$313	$471	$275
Prepaid expenses	—	40	—	32
State taxes	52	—	33	—
Depreciation, amortization and asset impairment charges	—	1,785	—	1,745
Net operating loss and tax credit carryforwards	842	—	847	—
Programming contract liabilities	33	—	18	—
Unrealized foreign exchange gains or losses	—	11	—	23
Tax basis differences in investments and affiliates	219	837	203	853
Other	—	1	—	10

Subtotal	1,579	2,987	1,572	2,938
Valuation allowance	(346)	—	(367)	—

Total deferred taxes	$1,233	$2,987	$1,205	$2,938

        Included in "Prepaid expenses and other" in the Consolidated Balance Sheets are $465 million at December 31, 2014 and $423 million at December 31, 2013 of prepaid income taxes. Included in "Investments and other assets" in the Consolidated Balance Sheets are $18 million at December 31, 2014 of long term prepaid income taxes and $1 million at December 31, 2013 of noncurrent deferred tax assets. Included in "Accounts payable and accrued liabilities" in the Consolidated Balance Sheets are $97 million at December 31, 2014 and $70 million at December 31, 2013 of current deferred tax liabilities.

        We assessed the deferred tax assets for the respective periods for recoverability and, where applicable, we recorded a valuation allowance to reduce the total deferred tax assets to an amount that will, more likely than not, be realized in the future.

        The valuation allowance balances of $346 million at December 31, 2014 and $367 million at December 31, 2013, are primarily attributable to unused foreign net operating losses which are available for carry forward. For the year ended December 31, 2014, the decrease in the valuation allowance was primarily attributable to a reduction in the deferred tax asset on foreign net operating losses due to currency fluctuations.

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

        As of December 31, 2014, we have $23 million of federal net operating loss carryforward which expires between 2027 and 2032. The utilization of the federal net operating loss carryforward is subject to an annual limitation under Section 382 of the Internal Revenue Code, however we believe that we will have sufficient taxable income during the limitation period to utilize all of the carryforward. We also have foreign tax credit carryovers of $221 million which expire between 2016 and 2024, state net operating loss carryforwards of $2 million which expire in 2030, and approximately $1.3 billion of foreign net operating losses that are primarily attributable to operations in Brazil with varying expiration dates.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        As a result of the currency exchange process in Venezuela since 2010, exclusive of the payment of some intercompany obligations, we have been unable to repatriate excess cash balances. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $558 million. Should these earnings be distributed in the form of dividends, the distributions would be subject to U.S. federal income tax at the statutory rate of 35 percent, less foreign tax credits available to offset such distributions. Because the time or manner of repatriation is uncertain, we cannot determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore cannot quantify the potential tax liability.

        No income tax provision has been made for the portion of undistributed earnings of foreign subsidiaries, excluding Venezuela, deemed permanently reinvested that amounted to approximately $103 million in 2014. It is not practicable to determine the amount of the unrecognized deferred tax liability related to the investments in these foreign subsidiaries.

        A reconciliation of the beginning and ending balances of the total amounts of gross unrecognized tax benefits is as follows:

Gross Unrecognized Tax Benefits
(Dollars in Millions)
Balance as of January 1, 2012	$390
Increases in tax positions for the current year	35
Decreases in tax positions for prior years	(6)
Expirations of the statute of limitations	(141)

Balance as of December 31, 2012	278
Increases in tax positions for prior years	126
Decreases in tax positions for prior years	(3)
Increases in tax positions for the current year	214
Settlements with taxing authorities	(25)
Expirations of the statute of limitations	(1)

Balance as of December 31, 2013	589
Increases in tax positions for prior years	47
Decreases in tax positions for prior years	(53)
Increases in tax positions for the current year	209
Settlements with taxing authorities	(6)
Expirations of the statute of limitations	(2)

Balance as of December 31, 2014	$784

        As of December 31, 2014, our unrecognized tax benefits totaled $784 million, including $669 million of tax positions the recognition of which would affect the annual effective income tax rate.

        We recorded interest and penalties accrued related to unrecognized tax benefits of $12 million in 2014, $38 million in 2013 and $12 million in 2012 in "Income tax expense" in the Consolidated Statements of Operations. We have accrued, as part of our liability for unrecognized tax benefits, interest and penalties of $67 million as of December 31, 2014, and $70 million as of December 31, 2013.

        We file numerous consolidated and separate income tax returns in the U.S. federal jurisdiction and in many state and foreign jurisdictions. For U.S. federal tax purposes, the tax years 2010 through 2013 remain open for examination. The California tax years 2001 through 2013 remain open to examination and the income tax

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

returns in the other state and foreign tax jurisdictions in which we have operations are generally subject to examination for a period of three years after filing of the respective return including any amendments.

        We engage in continuous discussions and negotiations with federal, state, and foreign taxing authorities and reevaluate our uncertain tax positions, and, while it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter or tax position, we believe that our unrecognized tax benefits will not change materially during the next twelve months.

Note 13: Capital Lease Obligations

        We include the current and noncurrent portions of the present value of the net minimum lease payments under capital leases for satellites and vehicles in "Accounts payable and accrued liabilities" and "Other liabilities and deferred credits" in the Consolidated Balance Sheets. The following table sets forth the present value of the net minimum lease payments under capital leases for satellites and vehicles as of December 31, 2014, along with total minimum lease payments for each of the years ending December 31:

Minimum Lease Payments
(Dollars in Millions)
2015	$149
2016	145
2017	137
2018	125
2019	120
Thereafter	598

Total minimum lease payments	1,274
Less: Amount representing interest	(292)

Present value of net minimum lease payments	$982

        Excluded from the table above are future payments under the contract for the lease of the ISDLA-2 satellite currently under construction for DIRECTV Latin America, which we will account for as a capital lease at the time the satellite is placed into service. See Note 21 for further discussion.

        We include assets held under capitalized leases in "Satellites, net" and "Property and Equipment, net" in our Consolidated Balance Sheets. The following table sets forth assets held under capital leases as of December 31:

	2014	2013
	(Dollars in Millions)
Satellites under capital leases	$1,116	$484
Less: Accumulated amortization	(311)	(251)

Satellites, net under capital leases	$805	$233

Property and equipment under capital leases	$149	$140
Less: Accumulated amortization	(74)	(53)

Property and equipment, net under capital leases	$75	$87

        We paid interest for capital leases of $37 million in 2014, $41 million in 2013 and $47 million in 2012.

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

        The components of the pension benefit obligation and the other postretirement benefit obligation, including amounts recognized in the Consolidated Balance Sheets, are shown below for the years ended December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
	(Dollars in Millions)
Change in Net Benefit Obligation
Net benefit obligation at beginning of year	$568	$664	$18	$21
Service cost	37	38	1	1
Interest cost	27	27	1	1
Plan participants' contributions	1	1	—	—
Actuarial (gain) loss	81	(12)	1	(4)
Benefits paid	(39)	(41)	(1)	(1)
Plan change	(33)	—	—	—
Settlements	—	(109)	—	—

Net benefit obligation at end of year	642	568	20	18

Change in Plan Assets
Fair value of plan assets at beginning of year	407	495	—	—
Actual return on plan assets	33	54	—	—
Employer contributions	26	7	1	1
Plan participants' contributions	1	1	—	—
Benefits paid	(39)	(41)	(1)	(1)
Settlements	—	(109)	—	—

Fair value of plan assets at end of year	428	407	—	—

Funded status at end of year	$(214)	$(161)	$(20)	$(18)

Amounts recognized in the consolidated balance sheets consist of:
Accounts payable and accrued liabilities	$(14)	$(9)	$(1)	$(1)
Other liabilities and deferred credits	(200)	(152)	(19)	(17)
Accumulated other comprehensive (gain) loss	141	126	(2)	(3)
Amounts recognized in the accumulated other comprehensive loss consist of:
Unamortized net amount resulting from changes in defined benefit plan experience and actuarial assumptions, net of taxes	162	125	(2)	(3)
Unamortized amount resulting from changes in defined benefit plan provisions, net of taxes	(21)	1	—	—

Total	$141	$126	$(2)	$(3)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        We estimate that the following amounts will be amortized from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets into net periodic benefit cost during the year ending December 31, 2015:

	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
Expense resulting from changes in plan experience and actuarial assumptions	$23	$—
Credit resulting from changes in plan provisions	(4)	—

        The accumulated benefit obligation for all pension plans was $583 million at December 31, 2014 and $493 million as of December 31, 2013.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets as of December 31:

	2014	2013
	(Dollars in Millions)
Accumulated benefit obligation	$583	$97
Fair value of plan assets	428	—

        Information for pension plans with a projected benefit obligation in excess of plan assets as of December 31:

	2014	2013
	(Dollars in Millions)
Projected benefit obligation	$642	$568
Fair value of plan assets	428	407

        Components of net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
	(Dollars in Millions)
Components of net periodic benefit cost
Benefits earned during the year	$37	$38	$32	$1	$1	$1
Interest accrued on benefits earned in prior years	27	27	30	1	1	1
Expected return on plan assets	(28)	(35)	(34)	—	—	—
Amortization components
Amount resulting from changes in plan provisions	1	1	1	—	—	—
Net amount resulting from changes in plan experience and actuarial assumptions	16	28	19	—	—	—
Settlement loss	—	39	—	—	—	—

Net periodic benefit cost	$53	$98	$48	$2	$2	$2

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Assumptions

        Weighted-average assumptions used to determine benefit obligations at December 31:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Discount rate—Qualified Plans	3.97%	4.86%	3.74%	4.37%
Discount rate—Non-Qualified Plans	3.83%	4.75%	—%	—%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%

        Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31:

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate—Qualified Plan	4.86%	3.92%	4.99%	4.37%	3.47%	4.48%
Discount rate—Non-Qualified Plans	4.75%	3.91%	4.92%	—%	—%	—%
Expected long-term return on plan assets	7.50%	7.50%	7.75%	—%	—%	—%
Rate of compensation increase	4.00%	4.00%	4.00%	4.00%	4.00%	4.00%

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

        The following table provides assumed health care costs trend rates:

	2014	2013	2012
Health care cost trend rate	7.00%	7.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.00%	5.00%	5.00%
Year that trend rate reaches the ultimate trend rate	2019	2018	2017

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value measurements of the plan assets as of December 31, 2014 were as follows:

		Fair Value Measurements as of December 31, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2014
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$3	$—	$3	$—	1%
Equity securities:
U.S. large-cap	72	—	72	—	17%
U.S. mid-cap growth	16	—	16	—	4%
International large-cap value	80	—	80	—	19%
Emerging markets growth	5	—	5	—	1%
Domestic real estate	24	24	—	—	6%
Fixed income	158	—	158	—	37%
Partnership and joint venture interests	26	—	—	26	6%
Insurance contracts at contract value	2	—	2	—	—%
Hedge funds	42	—	—	42	9%

Total	$428	$24	$336	$68	100%

        The fair value measurements of the plan assets as of December 31, 2013 were as follows:

		Fair Value Measurements as of December 31, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Percentage of Plan Assets as of December 31, 2013
	(Dollars in millions)
Asset Category
Common collective trusts
Cash and cash equivalents	$6	$—	$6	$—	1%
Equity securities:
U.S. large-cap	58	—	58	—	14%
U.S. mid-cap growth	15	—	15	—	4%
International large-cap value	69	—	69	—	17%
Emerging markets growth	5	—	5	—	1%
Domestic real estate	27	27	—	—	7%
Fixed income	144	—	144	—	35%
Partnership and joint venture interests	31	—	—	31	8%
Insurance contracts at contract value	2	—	2	—	—%
Hedge funds	50	—	—	50	13%

Total	$407	$27	$299	$81	100%

        There were no directly owned shares of DIRECTV common stock included in plan assets as of December 31, 2014 and 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The fair value measurement of plan assets using significant unobservable inputs (Level 3) changed during 2013 and 2014 due to the following:

	Partnerships and Joint Venture Interests	Hedge Funds	Total
	(Dollars in Millions)
Balance as of January 1, 2013	$31	$44	$75
Unrealized gains	2	6	8
Purchases and sales	(2)	—	(2)

Balance as of December 31, 2013	31	50	81
Realized gains (losses)	(1)	2	1
Purchases and sales	(4)	(10)	(14)

Balance as of December 31, 2014	$26	$42	$68

Cash Flows

  Contributions

        We expect to contribute approximately $30 million to our qualified pension plans and make payments of $13 million to our nonqualified pension plan participants in 2015.

  Estimated Future Benefit Payments

        We expect the following benefit payments, which reflect expected future service, as appropriate, to be paid by the plans during the years ending December 31:

	Estimated Future Benefit Payments
	Pension Benefits	Other Postretirement Benefits
	(Dollars in Millions)
2015	$44	$1
2016	58	1
2017	58	2
2018	52	2
2019	53	2
2020-2024	292	10

        We maintain 401(k) plans for qualified employees. We match a portion of our employee contributions and our match amounted to $37 million in 2014, $34 million in 2013 and $30 million in 2012.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 15: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. The DIRECTV common stock is entitled to one vote per share and trades on the NASDAQ, under the ticker "DTV". As of December 31, 2014 and December 31, 2013, there were no outstanding shares of preferred stock.

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

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved an authorization for up to $3.5 billion for repurchases of our common stock. On May 18, 2014 DIRECTV and AT&T entered into a definitive agreement, under which AT&T would combine with DIRECTV in a stock and cash transaction. As a result, we have suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent.

        The following table sets forth information regarding shares repurchased and retired for the years ended December 31:

	2014	2013	2012
	(Amounts in Millions, Except Per Share Amounts)
Total cost of repurchased and retired shares	$1,386	$4,000	$5,148
Average price per share	$73.82	$57.54	$48.24
Number of shares repurchased and retired	19	70	107

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Other Comprehensive Income (Loss)

        The following table sets forth the components of "Other comprehensive income (loss)" in the Consolidated Statements of Comprehensive Income for the years ended December 31:

	2014			2013			2012
	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount	Pre-tax Amount	Tax Benefit (Expense)	Net Amount
	(Dollars in Millions)
Defined benefit plans:
Gains (losses) related to changes in plan experience and actuarial assumptions arising during the period	$(78)	$29	$(49)	$35	$(13)	$22	$(73)	$28	$(45)
Prior service credit arising during the period	33	(12)	21	—	—	—	—	—	—
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost (1)	16	(6)	10	66	(28)	38	19	(7)	12
Amortization of amounts resulting from changes in plan provisions recognized as periodic benefit cost (1)	—	—	—	2	(1)	1	—	—	—
Cash flow hedges:
Unrealized gains (losses) arising during the period	(142)	55	(87)	129	(49)	80	(16)	6	(10)
Reclassification adjustments included in "Other, net"	189	(72)	117	(80)	31	(49)	(11)	4	(7)
Foreign currency translation adjustments	(146)	38	(108)	(223)	50	(173)	(53)	21	(32)
Available for sale securities:
Unrealized holding losses on securities	—	—	—	—	—	—	(7)	3	(4)
Reclassification adjustment for net losses recognized during period in "Other, net"	—	—	—	2	(1)	1	—	—	—

Other comprehensive loss	$(128)	$32	$(96)	$(69)	$(11)	$(80)	$(141)	$55	$(86)

(1)
Amortization of accumulated other comprehensive income components related to defined benefits plans are included in the computation of net period pension costs (See Note 14).

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of "Accumulated other comprehensive loss" in the Consolidated Balance Sheets for each of the years presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Unrealized Gains (Losses) on Available for Sale Securities	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2012	$(151)	$—	$(8)	$3	$(156)
Other comprehensive loss	(33)	(17)	(32)	(4)	(86)

Balance as of December 31, 2012	(184)	(17)	(40)	(1)	(242)
Other comprehensive income (loss)	61	31	(173)	1	(80)

Balance as of December 31, 2013	(123)	14	(213)	—	(322)
Other comprehensive income (loss)	(18)	30	(108)	—	(96)

Balance as of December 31, 2014	$(141)	$44	$(321)	$—	$(418)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The reconciliation of the amounts used in the basic and diluted EPS computation was as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Year Ended December 31, 2014:
Basic EPS
Net income attributable to DIRECTV	$2,756	505	$5.46
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.06)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,756	510	$5.40

Year Ended December 31, 2013:
Basic EPS
Net income attributable to DIRECTV	$2,859	548	$5.22
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.05)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,859	553	$5.17

Year Ended December 31, 2012:
Basic EPS
Net income attributable to DIRECTV	$2,949	638	$4.62
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	6	(0.04)

Diluted EPS
Adjusted net income attributable to DIRECTV	$2,949	644	$4.58

Note 17: Share-Based Compensation

        Under the DIRECTV 2010 Stock Plan, or the DIRECTV Plan, as approved by DIRECTV stockholders on June 3, 2010, and as amended by the Compensation Committee of the Board of Directors on December 19, 2013, shares, rights or options to acquire up to 40 million shares of common stock plus (i) the number of shares that are subject to available and outstanding awards as of December 19, 2013, referred to as Outstanding Award Shares, plus (ii) the number of shares of common stock constituting outstanding award shares but which, after December 19, 2013, are forfeited, expire or are canceled without the delivery of shares of common stock or otherwise result in the return of such shares to us, were authorized for grant through June 2, 2020, subject to the approval of the Compensation Committee of our Board of Directors. Under the DIRECTV Plan, we issue new shares of our common stock when restricted stock units are distributed and when stock options are exercised.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table presents amounts recorded related to share-based compensation:

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Share-based compensation expense recognized	$104	$100	$109
Tax benefits associated with share-based compensation expense	38	37	41
Actual tax benefits realized for the deduction of share-based compensation expense	56	66	60

        As of December 31, 2014, there was $116 million of total unrecognized compensation expense related to unvested restricted stock units and stock options that we expect to recognize as follows: $75 million in 2015, $38 million in 2016 and $3 million in 2017.

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

        Changes in the status of outstanding restricted stock units were as follows:

	Stock Units	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	5,813,983	$47.40
Granted	1,614,990	76.11
Vested and distributed	(2,085,056)	44.29
Forfeited	(239,511)	58.76

Nonvested at December 31, 2014	5,104,406	$58.13

Vested and expected to vest at December 31, 2014	5,071,323	$56.53

        The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2013 was $49.05. The weighted-average grant-date fair value of restricted stock units granted during the year ended December 31, 2012 was $41.72.

        The total fair value of restricted stock units vested and distributed was $153 million during the year ended December 31, 2014, $181 million during the year ended December 31, 2013 and $139 million during the year ended December 31, 2012.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        Changes in the status of outstanding options were as follows:

	Shares Under Option	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
			(in years)	(in millions)
Outstanding at January 1, 2014	3,379,209	$30.20
Granted	223,573	75.02
Exercised	(1,155,676)	20.57
Forfeited or expired	(12,291)	65.19

Outstanding at December 31, 2014	2,434,815	$38.71	5.3	$117

Vested and expected to vest at December 31, 2014	2,434,815	$38.71	5.3	$117

Exercisable at December 31, 2014	1,480,604	$29.31	3.5	$85

        The total intrinsic value of options exercised was $67 million during the year ended December 31, 2014, $1 million during the year ended December 31, 2013 and $26 million during the year ended December 31, 2012, based on the intrinsic value of individual awards on the date of exercise.

        The following table presents the estimated weighted-average grant-date fair value for the stock options granted during the years ended December 31, 2014 and December 31, 2013 under the DIRECTV Plan using the Black-Scholes valuation model along with the weighted-average assumptions used in the fair value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The expected option life is based on historical exercise behavior and other factors.

	2014	2013	2012
Estimated grant-date fair value	$26.68	$16.84	$15.83
Expected stock volatility	29.2%	30.0%	29.0%
Risk-free interest rate	2.19%	1.38%	1.08% - 1.41%
Expected option life (in years)	7.0	7.0	7.0

        As part of the Liberty Transaction on November 19, 2009, we assumed 16.7 million stock options and stock appreciation rights, and issued 1.1 million shares of common stock to holders of restricted stock units. The holders of the majority of the equity instruments assumed as a result of the Liberty Transaction did not become DIRECTV employees or directors. Accordingly, we recognize those equity instruments as a liability that is subject to fair value measurement at each reporting date pursuant to accounting rules for non-employee awards. We include that liability within "Other liabilities and deferred credits" in our Consolidated Balance Sheets. Of the 16.7 million equity instruments assumed, 8.8 million were held by persons other than employees or directors. As of December 31, 2014, 0.1 million non-employee awards remained outstanding with a fair value of approximately $6 million. As of December 31, 2013, there were 0.3 million non-employee awards outstanding with a fair value of approximately $18 million. We recorded net losses of $3 million during the year ended December 31, 2014, $7 million during the year ended December 31, 2013 and $4 million during the year ended December 31, 2012 to "Other, net" in the Consolidated Statements of Operations for losses recognized for exercised options and the adjustment of the liability to fair value.

        The following table presents the estimated per share weighted-average fair value as of December 31, 2014, 2013 and 2012 for the equity instruments issued to persons other than employees and directors carried as a liability using the Black-Scholes valuation model along with the weighted-average assumptions used in the fair

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

value calculations. Expected stock volatility is based primarily on the historical volatility of our common stock. The risk-free rates for periods within the contractual lives of the options are based on the U.S. Treasury yield curve in effect at the measurement date. The expected option life is based on the contractual life of the awards.

	December 31, 2014	December 31, 2013	December 31, 2012
Estimated fair value	$68.74	$53.45	$34.59
Expected stock volatility	18.8%	20.0%	22.8%
Range of risk-free interest rates	0.04 - 0.67%	0.07 - 0.78%	0.02 - 0.36%
Range of expected option lives (in years)	0.4 - 2.4	0.2 - 3.4	0.2 - 4.4

        The intrinsic value of awards assumed as part of the Liberty Transaction carried as a liability that were exercised was $2 million during the year ended December 31, 2014, $1 million during the year ended December 31, 2013 and $3 million during the year ended December 31, 2012, based on the intrinsic value of individual awards on the date of exercise.

        Beginning in 2009, we implemented a net exercise plan pursuant to which we only issue new shares in connection with employee option exercises equal to the intrinsic value of the exercised award on the exercise date reduced by the sum of (i) the amount of statutory employee withholding taxes and (ii) the option exercise price, divided by the current market price of our common stock. As a result, we no longer receive cash in connection with the exercise of most stock options, but rather issue significantly fewer shares. We do receive cash for the exercise of certain non-employee stock options. We received cash for the settlement of stock options of $21 million during the year ended December 31, 2014. We received no cash for the settlement of stock options during the year ended December 31, 2013, and we received cash of $3 million for the settlement of stock options during the year ended December 31, 2012. In addition, the Company is required to pay the employee withholding taxes to taxing authorities, the cash payments for which are reported in "Taxes paid in lieu of shares issued for share-based compensation" in the Consolidated Statements of Cash Flows.

Note 18: Other Income and Expenses

        The following table sets forth the components of "Other, net" in our Consolidated Statements of Operations for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates (1)	$133	$198	$131
Interest rate swap gain	39	—	—
Net gains from sale of investments	26	8	122
Net foreign currency transaction loss	(22)	(52)	(34)
Loss on early extinguishment of debt	(19)	—	(64)
Other	(4)	(3)	(11)
Fair-value loss on non-employee stock options	(3)	(7)	(4)
DSN Northwest deconsolidation charge	—	(59)	—
ECAD settlement gain	—	21	—

Total	$150	$106	$140

(1)
Includes an increase in equity earnings from Sky Mexico of approximately $60 million related to the recognition of certain one-time tax benefits in 2013.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The following table summarizes revenues and expenses with related parties for the years ended December 31:

	2014	2013	2012
	(Dollars in Millions)
Revenues	$10	$9	$5
Expenses	1,068	965	874

        The following table sets forth the amount of accounts receivable from and liabilities to related parties as of December 31:

	2014	2013
	(Dollars in Millions)
Accounts receivable	$26	$18
Accounts payable	123	100
Short-term liability	149	0
Long-term liability	1	69

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth selected information for the results of operations for each of our reporting segments:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization (1)
	(Dollars in Millions)
Year Ended December 31, 2014:
DIRECTV U.S.	$25,993	$8	$26,001	$4,749	$1,722	$6,471
Sky Brasil	3,887	—	3,887	488	687	1,175
PanAmericana and Other	3,174	—	3,174	(46)	520	474

DIRECTV Latin America	7,061	—	7,061	442	1,207	1,649
Sports Networks, Eliminations and Other	206	(8)	198	(63)	14	(49)

Total	$33,260	$—	$33,260	$5,128	$2,943	$8,071

Year Ended December 31, 2013:
DIRECTV U.S.	$24,668	$8	$24,676	$4,444	$1,640	$6,084
Sky Brasil	3,753	—	3,753	529	723	1,252
PanAmericana and Other	3,091	—	3,091	247	444	691

DIRECTV Latin America	6,844	—	6,844	776	1,167	1,943
Sports Networks, Eliminations and Other	242	(8)	234	(70)	21	(49)

Total	$31,754	$—	$31,754	$5,150	$2,828	$7,978

Year Ended December 31, 2012:
DIRECTV U.S.	$23,227	$8	$23,235	$4,153	$1,501	$5,654
Sky Brasil	3,501	—	3,501	555	533	1,088
PanAmericana and Other	2,743	—	2,743	400	374	774

DIRECTV Latin America	6,244	—	6,244	955	907	1,862
Sports Networks, Eliminations and Other	269	(8)	261	(23)	29	6

Total	$29,740	$—	$29,740	$5,085	$2,437	$7,522

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in Millions)
Operating profit before depreciation and amortization	$8,071	$7,978	$7,522
Depreciation and amortization expense	(2,943)	(2,828)	(2,437)

Operating profit	5,128	5,150	5,085
Interest income	68	72	59
Interest expense	(898)	(840)	(842)
Other, net	150	106	140

Income before income taxes	4,448	4,488	4,442
Income tax expense	(1,673)	(1,603)	(1,465)

Net income	2,775	2,885	2,977
Less: Net income attributable to noncontrolling interest	(19)	(26)	(28)

Net income attributable to DIRECTV	$2,756	$2,859	$2,949

        The following table sets forth capital expenditures and segment assets for each of our reporting segments:

	Years Ended and As of December 31,
	2014		2013		2012
	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets	Capital Expenditures	Segment Assets
	(Dollars in Millions)
DIRECTV U.S.	$1,757	$16,719	$2,050	$13,446	$1,741	$12,490
Sky Brasil	867	2,654	961	2,854	812	2,951
PanAmericana and Other	580	4,671	759	4,004	786	3,335

DIRECTV Latin America	1,447	7,325	1,720	6,858	1,598	6,286
Sports Networks, Eliminations and Other	21	1,415	16	1,601	10	1,779

Total	$3,225	$25,459	$3,786	$21,905	$3,349	$20,555

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        The following table sets forth revenues earned from subscribers located in different geographic areas. Property is grouped by its physical location.

	Years Ended and As of December 31,
	2014		2013		2012
	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites	Revenues	Net Property & Satellites
	(Dollars in Millions)
United States	$26,370	$6,909	$25,088	$6,248	$23,678	$5,694
Latin America and the Caribbean
Brazil	3,887	1,582	3,753	1,597	3,501	1,626
Other	3,003	1,270	2,913	1,272	2,561	1,075

Total Latin America and the Caribbean	6,890	2,852	6,666	2,869	6,062	2,701

Total	$33,260	$9,761	$31,754	$9,117	$29,740	$8,395

Note 21: Commitments and Contingencies

Commitments

        At December 31, 2014, minimum future commitments under noncancelable operating leases having lease terms in excess of one year were primarily for real property and aggregated to $963 million, payable as follows: $108 million in 2015, $102 million in 2016, $98 million in 2017, $98 million in 2018, $100 million in 2019 and $457 million thereafter. Certain of these leases contain escalation clauses and renewal or purchase options, which we have not considered in the amounts disclosed. Rental expenses under operating leases were $133 million in 2014, $129 million in 2013 and $118 million in 2012.

        At December 31, 2014, our minimum payments under agreements to purchase broadcast programming, regional professional sports team rights and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated to $16,330 million, payable as follows: $2,158 million in 2015, $2,011 million in 2016, $1,780 million in 2017, $1,693 million in 2018, $1,883 million in 2019 and $6,805 million thereafter.

Satellite Commitments

        DIRECTV U.S. has contracted for the construction and launch of one new satellite, D15, which we expect to launch in the first half of 2015. D15 is expected to provide additional HD, replacement, and backup capacity for DIRECTV U.S. Additionally, DIRECTV Latin America has entered into a contract for the lease of one additional satellite for PanAmericana: ISDLA-2, which we expect to launch in the fourth quarter of 2015. ISDLA-1, which was launched in October 2014 and has been placed into service, is in the process of becoming the primary satellite for PanAmericana with a substantial increase in channel capacity from the current satellite, and ISDLA-2 will serve as an in-orbit spare for ISDLA-1. As a part of the lease agreement for ISDLA-1 and ISDLA-2, which we expect to account for as a capital lease, we are required to make prepayments prior to the launch of the satellites and commencement of the lease. Prepayments related to this agreement totaled $88 million for the year ended December 31, 2014 and $105 million for the year ended December 31, 2013, and are included as "Cash paid for satellites" in the Consolidated Statements of Cash Flows.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        In addition, DIRECTV Latin America has contracted for the construction and launch of a new satellite for Sky Brasil, SKY-Brasil 1, which we expect to launch in the second quarter of 2016. SKY-Brasil 1 is expected to provide additional channel and HD capacity for Sky Brasil.

        Total future cash payments under these agreements aggregate to $937 million, payable as follows: $172 million in 2015, $108 million in 2016, $50 million in 2017, $50 million in 2018, $50 million in 2019 and $507 million thereafter.

Contingencies

Venezuela Devaluation and Foreign Currency Exchange Controls

        Companies operating in Venezuela are required to obtain Venezuelan government approval to exchange Venezuelan bolivars into U.S. dollars and such approval has not consistently been granted for several years. Consequently, our ability to pay U.S. dollar denominated obligations and repatriate cash generated in Venezuela in excess of local operating requirements is limited, which has resulted in increases in the cash balance at our Venezuelan subsidiary, and limited our ability to import set-top receivers and other equipment, limiting the growth of our business in Venezuela.

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

        In the first quarter of 2013, the Venezuelan government announced a new currency exchange system, the Sistema Complementario de Administración de Divisas, or SICAD 1, which is intended to function as an auction system for participants to exchange Venezuelan bolivars for U.S. dollars. The volume of amounts exchanged through such SICAD 1 system and the resulting exchange rate are published by the Venezuelan Central Bank. Effective January 24, 2014, the Venezuelan government announced that dividends and royalties would be subject to the SICAD 1 program. The SICAD 1 exchange rate, which was 12.0 Venezuelan bolivars per U.S. dollar as of December 31, 2014, is determined by periodic auctions. In February 2014, the Venezuelan government announced SICAD 2, which is an exchange mechanism that became available on March 24, 2014. The exchange rate for SICAD 2 was 49.99 Venezuelan bolivars per U.S. dollar as of December 31, 2014. Additionally, in February 2015, the Venezuelan government announced that the SICAD 2 exchange mechanism would no longer be available and created SIMADI, a new open market currency exchange system.

        We currently believe the SICAD 1 rate is the most representative rate to use for remeasurement, as the official rate of 6.3 Venezuelan bolivars per U.S. dollar will likely be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services," and the equity of our Venezuelan subsidiary would be realized, if at all, through permitted dividends paid at the SICAD 1 rate. Therefore, as of December 31, 2014, we are continuing to remeasure our Venezuelan subsidiary's financial statements in U.S. dollars using the exchange rate determined by periodic auctions under SICAD 1, which was 12.0 Venezuelan bolivars per U.S. dollar. Prior to March 31, 2014, we used the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of December 31, 2014, our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, based on the SICAD 1 exchange rate of 12.0 Venezuelan

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

bolivars per U.S. dollar. In 2014, our Venezuelan subsidiary generated revenues of approximately $900 million and operating profit before depreciation and amortization of approximately $400 million, excluding the impact of the $281 million Venezuelan devaluation charge, as well as the impact of additional exchange rate losses in Venezuela recorded during 2014. The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD 1 auctions, which is expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. The comparability of our results of operations and financial position in Venezuela will also be affected in the event of additional changes to the currency exchange rate system, further devaluations of the Venezuelan bolivar or if we determine in the future that a rate other than the SICAD 1 rate is appropriate for the remeasurement of our Venezuelan bolivar denominated net monetary assets.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at December 31, 2014. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

        FTC Investigation.    As reported previously, DIRECTV U.S. received a request for information from the Federal Trade Commission, or FTC, on issues similar to those resolved in 2011 with a multistate group of state attorneys general. We have been cooperating with the FTC by providing information about our sales and marketing practices and customer complaints. We have engaged in ongoing negotiations with FTC staff concerning these issues. The FTC staff has recently advised us that they have obtained authority from the Commissioners to file suit and that the damages sought by the FTC in such a proceeding could be substantial. However, until suit is filed, the parties are continuing to engage in discussions regarding a potential settlement.

        Waste Disposal Inquiry.    In August 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, record keeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are continuing to review our policies and procedures applicable to all facilities and cooperating with the investigation.

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At December 31, 2014, the net book value of in-orbit satellites was $1,806 million all of which was uninsured.

Other

        As of December 31, 2014, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $316 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Note 22: Selected Quarterly Data (Unaudited)

        The following table presents unaudited selected quarterly data for the years presented:

	1st	2nd	3rd	4th
	(Dollars in Millions, Except Per Share Amounts)
2014 Quarters
Revenues	$7,855	$8,109	$8,374	$8,922
Operating profit	1,227	1,424	1,222	1,255
Net income attributable to DIRECTV	561	806	611	778
Basic earnings attributable to DIRECTV per common share	$1.10	$1.60	$1.22	$1.55
Diluted earnings attributable to DIRECTV per common share	$1.09	$1.59	$1.21	$1.53
2013 Quarters
Revenues	$7,580	$7,700	$7,880	$8,594
Operating profit	1,242	1,350	1,225	1,333
Net income attributable to DIRECTV	690	660	699	810
Basic earnings attributable to DIRECTV per common share	$1.21	$1.19	$1.29	$1.55
Diluted earnings attributable to DIRECTV per common share	$1.20	$1.18	$1.28	$1.53

Note 23: Condensed Consolidating Financial Statements

        As discussed above in Note 10, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the "Co-issuers."

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

        These condensed consolidating financial statements present the condensed consolidating statements of operations, condensed consolidating statements of comprehensive income and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012, and the condensed consolidating balance sheets as of December 31, 2014 and December 31, 2013.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$26,001	$7,417	$(158)	$33,260
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	12,343	2,727	(140)	14,930
Subscriber service expenses	—	—	1,519	804	(3)	2,320
Broadcast operations expenses	—	—	303	134	(7)	430
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,853	809	(3)	3,659
Upgrade and retention costs	—	—	1,276	184	(4)	1,456
General and administrative expenses	98	1	1,235	780	(1)	2,113
Venezuelan currency devaluation charge	—	—	—	281	—	281
Depreciation and amortization expense	—	—	1,722	1,221	—	2,943

Total operating costs and expenses	98	1	21,251	6,940	(158)	28,132

Operating profit (loss)	(98)	(1)	4,750	477	—	5,128
Equity in income of consolidated subsidiaries	2,807	3,053	—	2,518	(8,378)	—
Interest income	1	2	2	63	—	68
Interest expense	(1)	(858)	(4)	(35)	—	(898)
Other, net	18	19	32	81	—	150

Income before income tax	2,727	2,215	4,780	3,104	(8,378)	4,448
Income tax benefit (expense)	29	303	(1,727)	(278)	—	(1,673)

Net income	2,756	2,518	3,053	2,826	(8,378)	2,775
Less: Net income attributable to noncontrolling interest	—	—	—	(19)	—	(19)

Net income attributable to DIRECTV	$2,756	$2,518	$3,053	$2,807	$(8,378)	$2,756

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2013

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$24,676	$7,141	$(63)	$31,754
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	11,616	2,430	(55)	13,991
Subscriber service expenses	—	—	1,474	768	—	2,242
Broadcast operations expenses	—	—	293	124	(8)	409
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	2,642	777	—	3,419
Upgrade and retention costs	—	—	1,350	197	—	1,547
General and administrative expenses	70	—	1,217	715	—	2,002
Venezuelan currency devaluation charge	—	—	—	166	—	166
Depreciation and amortization expense	—	—	1,640	1,188	—	2,828

Total operating costs and expenses	70	—	20,232	6,365	(63)	26,604

Operating profit (loss)	(70)	—	4,444	776	—	5,150
Equity in income of consolidated subsidiaries	2,900	2,880	—	2,349	(8,129)	—
Interest income	16	—	2	62	(8)	72
Interest expense	(1)	(824)	(3)	(20)	8	(840)
Other, net	(7)	—	29	84	—	106

Income before income taxes	2,838	2,056	4,472	3,251	(8,129)	4,488
Income tax benefit (expense)	21	293	(1,592)	(325)	—	(1,603)

Net income	2,859	2,349	2,880	2,926	(8,129)	2,885
Less: Net income attributable to noncontrolling interest	—	—	—	(26)	—	(26)

Net income attributable to DIRECTV	$2,859	$2,349	$2,880	$2,900	$(8,129)	$2,859

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Comprehensive Income

For the Year Ended December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$2,756	$2,518	$3,053	$2,826	$(8,378)	$2,775
Other comprehensive income (loss), net of taxes:
Defined benefit plans:
Loss related to changes in plan experience and actuarial assumptions arising during the period	(49)	—	—	—	—	(49)
Prior service credit arising during the period	21	—	—	—	—	21
Amortization of amounts resulting from changes in plan experience and actuarial assumptions recognized as periodic benefit cost	10	—	—	—	—	10
Cash flows hedges:
Unrealized losses arising during the period	(87)	(87)	—	(87)	174	(87)
Reclassification adjustments included in net income	117	117	—	117	(234)	117
Foreign currency translation adjustments	(99)	—	—	(108)	99	(108)

Other comprehensive income (loss)	(87)	30	—	(78)	39	(96)

Comprehensive income	2,669	2,548	3,053	2,748	(8,339)	2,679
Less: Comprehensive income attributable to noncontrolling interest	—	—	—	(10)	—	(10)

Comprehensive income attributable to DIRECTV	$2,669	$2,548	$3,053	$2,738	$(8,339)	$2,669

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Balance Sheet

As of December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,201	$3,690	$2,964	$1,592	$(628)	$8,819
Satellites, net	—	—	1,717	1,323	—	3,040
Property and equipment, net	—	—	3,891	2,830	—	6,721
Goodwill	—	1,828	1,363	738	—	3,929
Intangible assets, net	—	—	512	490	(8)	994
Intercompany receivables	4,975	11,698	28,132	1,143	(45,948)	—
Investment in subsidiaries	(9,341)	21,337	—	(10,725)	(1,271)	—
Other assets	134	99	670	1,185	(132)	1,956

Total assets	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$527	$1,454	$4,244	$1,362	$(628)	$6,959
Long-term debt	—	19,327	—	158	—	19,485
Deferred income taxes	—	33	1,736	89	(132)	1,726
Intercompany liabilities	1,212	28,110	11,698	4,928	(45,948)	—
Other liabilities and deferred credits	443	453	234	995	(8)	2,117
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,613	432	5,403	3,489	(9,324)	3,613
Retained earnings (accumulated deficit)	(8,408)	(11,202)	15,934	(12,554)	7,822	(8,408)
Accumulated other comprehensive income (loss)	(418)	45	—	(276)	231	(418)

Total DIRECTV stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(9,341)	(1,271)	(5,213)
Noncontrolling interest	—	—	—	385	—	385

Total stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(8,956)	(1,271)	(4,828)

Total liabilities and stockholders' equity (deficit)	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$1,056	$(2,008)	$6,471	$1,962	$(1,112)	$6,369

Cash flows from investing activities
Cash paid for property and equipment	—	—	(1,684)	(1,256)	—	(2,940)
Cash paid for satellites	—	—	(73)	(212)	—	(285)
Investment in companies, net of cash acquired	—	—	(1)	(46)	—	(47)
Proceeds from sale of investments	—	—	16	16	—	32
Return of capital from subsidiary	425	—	—	—	(425)	—
Intercompany payments (funding)	270	(1,258)	(5,969)	159	6,798	—
Other, net	—	—	—	(123)	—	(123)

Net cash provided by (used in) investing activities	695	(1,258)	(7,711)	(1,462)	6,373	(3,363)

Cash flows from financing activities
Proceeds from short-term borrowings	—	301	—	—	—	301
Repayment of short-term borrowings	—	(501)	—	—	—	(501)
Proceeds from long-term debt	—	2,437	—	213	—	2,650
Debt issuance costs	—	(14)	—	—	—	(14)
Repayment of long-term debt	—	(1,000)	—	(66)	—	(1,066)
Repayment of other long-term obligations	—	—	(30)	(39)	—	(69)
Common shares repurchased and retired	(1,386)	—	—	—	—	(1,386)
Stock Options Exercised	21	—	—	—	—	21
Taxes paid in lieu of shares issued for share-based compensation	(60)	—	(50)	(10)	60	(60)
Excess tax benefit from share-based compensation	23	—	19	4	(23)	23
Intercompany payments (funding)	(167)	5,965	1,315	(315)	(6,798)	—
Cash dividend to Parent	—	(1,500)	—	—	1,500	—
Other, net	—	(22)	—	(45)	—	(67)

Net cash provided by (used in) financing activities	(1,569)	5,666	1,254	(258)	(5,261)	(168)

Effect of exchange rate changes in Venezuelan cash and cash equivalents	—	—	—	(383)	—	(383)

Net increase (decrease) in cash and cash equivalents	182	2,400	14	(141)	—	2,455
Cash and cash equivalents at beginning of the year	498	791	6	885	—	2,180

Cash and cash equivalents at the end of the year	$680	$3,191	$20	$744	$—	$4,635

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

DIRECTV

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We carried out an evaluation as of the end of the year covered by this Annual Report on Form 10-K under the supervision and with the participation of management, including our principal executive officer and financial officers, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officers and our financial officers concluded that our disclosure controls and procedures were effective as of December 31, 2014.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on their assessment and those criteria, management believes that, as of December 31, 2014, our internal control over financial reporting is effective.

DIRECTV

        Our independent registered public accounting firm has issued an audit report on internal control over financial reporting, which appears below.

        REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

  To the Board of Directors and Stockholders of DIRECTV
  El Segundo, California

        We have audited the internal control over financial reporting of DIRECTV and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 24, 2015 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California
February 24, 2015

DIRECTV

ITEM 9B.    OTHER INFORMATION

  None.

PART III

ITEMS 10, 11, 12, 13 and 14

        This information will be included in an amendment of this Annual Report to be filed on Form 10-K/A not later than March 31, 2015.

PART IV

ITEM 15.    Exhibits and Financial Statement Schedules

			Page Number
(a)	1.	All Consolidated Financial Statements	See Part II
	2.	Financial Statement Schedule II-Valuation and Qualifying Accounts for the Years Ended December 31, 2013, 2012 and 2011	144
	3.	Exhibits

Exhibit Number	Exhibit Name
*2.1

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

*4.6	Form of 3.550% Senior Notes due 2015 (included in Exhibit 4.5)

DIRECTV

Exhibit Number	Exhibit Name
*4.7	Form of 5.200% Senior Notes due 2020 (included in Exhibit 4.5)
*4.8	Form of 6.35% Senior Notes due 2040 (included in Exhibit 4.5)
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

DIRECTV

Exhibit Number	Exhibit Name
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
*4.30

Fifth Supplemental Indenture dated as of March 20, 2014, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the Guarantors signatory thereto and The Bank Of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed March 20, 2014 (SEC File No.1-34554))

*4.31	Form of 4.450% Senior Notes due 2024 (included in Exhibit 4.30)
*4.32

Sixth Supplemental Indenture, dated as of December 11, 2014, by and among DIRECTV Holdings LLC, DIRECTV Financing Co., Inc., the guarantors signatory thereto and The Bank of New York Mellon Trust Company, N.A., as Trustee. (incorporated by reference to Exhibit 4.1 to the Form 8-K of DIRECTV filed December 11, 2014 (SEC File No.1-34554))

*4.33	Form of 3.95% Notes due 2025(included in Exhibit 4.32)
*10.1

DTH Agreement, dated as of October 8, 2004, by and among Grupo Televisa, S.A., The News Corporation Limited, Innova, S. de R.L. de C.V., The DIRECTV Group,  Inc. and DIRECTV Latin America, LLC (incorporated by reference to Exhibit 10.8 to the Form 8-K of The DIRECTV Group, Inc. filed October 15, 2004 (SEC File No. 1-31945))

*10.2

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
*10.3

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

††*10.4	Amended and Restated DIRECTV Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.5 of the Form 8-K of DIRECTV filed on February 23, 2012 (SEC File No. 1-34554))
††*10.5

The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan (incorporated by reference to Annex B to The DIRECTV Group, Inc.'s Definitive Proxy Statement dated April 27, 2007 and filed on April 27, 2007 (SEC File No. 1-31945))

††*10.6

DIRECTV 2010 Stock Plan (incorporated by reference to Exhibit 99 of the Form S-8 of DIRECTV filed on February 14, 2011 (SEC File No. 1-34554) and as modified in Form 8-K of DIRECTV filed on December 24, 2013 (SEC file No. 1-34554))

††*10.7	The Liberty Entertainment, Inc. Transitional Stock Adjustment Plan (incorporated by reference to Exhibit 99(a) of the Form S-8 of DIRECTV filed on November 19, 2009 (SEC File No. 1-34554))
††*10.8	DIRECTV Executive Officer Cash Bonus Plan (incorporated by reference to Annex B to the DIRECTV Definitive Proxy Statement filed on April 21, 2010 (SEC File No. 1-34554))
††*10.9	Summary Terms and Conditions for 2013 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
††*10.10	Summary Terms and Conditions for the 2013 Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 15, 2013 (SEC File No. 1-34554))
††*10.11	Summary Terms and Conditions for the 2013 Stock Options Grant (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))
††*10.12	DIRECTV Executive Severance Plan Document and Summary Plan Description (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on January 27, 2012 (SEC File No. 1-34554))
*10.13

Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group, Inc. (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on June 7, 2010 (SEC File No. 1-34554))

*10.14

Amendment dated August 27, 2010 to Exchange Rights Agreement dated as of October 8, 2004 among Globo, The News Corporation Limited and The DIRECTV Group,  Inc. (incorporated by reference to Exhibit 10.1 of the Form 10-Q of DIRECTV filed on November 4, 2010 (SEC File No. 1-34554))

DIRECTV

Exhibit Number	Exhibit Name
*10.15

Share Exchange Agreement, dated as of April 6, 2010 by and among DIRECTV, Dr. John C. Malone, Mrs. Leslie A. Malone, The Tracy L. Neal Trust A, and The Evan D. Malone Trust A (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on April 7, 2010 (SEC File No. 1-34554))

*10.16

Form of Indemnification Agreement dated as of July 29, 2011 between DIRECTV and Neil R. Austrian, Ralph F. Boyd, Abelardo Bru, David B. Dillon, Samuel A. DiPiazza, Dixon R. Doll, Charles R. Lee, Peter A. Lund, Nancy S. Newcomb, Lorrie M. Norrington and Anthony Vinciquerra (incorporated by reference to Exhibit 10.1 of the Form 8-K of DIRECTV filed on August 4, 2011 (SEC File No. 1-34554))

††*10.17	CEO Severance Plan (incorporated by reference to Exhibit 10.2 of the Form 8-K of DIRECTV filed on November 2, 2012 (SEC File No. 1-34554))
††*10.18	DIRECTV Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.27 of the Form 10-K of DIRECTV filed on February 21, 2013 (SEC File No. 1-34554))
††*10.19

Form of 2013 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

††*10.20

Form of 2013 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February, 15 2013 (SEC File No. 1-34554))

††*10.21

Amendment of DIRECTV 2010 Stock Plan, adopted by the Compensation Committee of the DIRECTV Board of Directors (incorporated by reference to the Form 8-K of DIRECTV filed December 24, 2013 (SEC File No. 1-34554))

††*10.22

Form of 2014 Non-Qualified Stock Option Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))

††*10.23

Form of 2014 Performance Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))

††*10.24	Summary Terms and Conditions for 2014 Performance RSU Grants (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.25	Summary Terms and Conditions for the 2014 Cash Bonus (incorporated by reference to Exhibit 10.4 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.26	Summary Terms and Conditions for the 2014 Stock Option Grants (incorporated by reference to Exhibit 10.5 to the Form 8-K of DIRECTV filed February 20, 2014 (SEC File No. 1-34554))
††*10.27	Summary Terms and Conditions for the 2015-2017 Time-Based RSU Grants (incorporated by reference to Exhibit 10.2 to the Form 8-K of DIRECTV filed February 19, 2015 (SEC File No.1-34554))

DIRECTV

Exhibit Number	Exhibit Name
††*10.28	Summary Terms and Conditions for the 2015 Bonus (incorporated by reference to Exhibit 10.3 to the Form 8-K of DIRECTV filed February 19, 2015 (SEC File No.1-34554))
††*10.29

Form of 2015 Restricted Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 19, 2015 (SEC File No.1-34554))

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

DIRECTV

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of year	Additions charged to costs and expenses	Additions charged to other accounts (a)	Deductions (b)	Balance at end of year
	(Dollars in Millions)
Year Ended December 31, 2014:
Allowance for doubtful accounts deducted from accounts receivable	$(95)	$(311)	$(175)	$472	$(109)
Year Ended December 31, 2013:
Allowance for doubtful accounts deducted from accounts receivable	(81)	(318)	(174)	478	(95)
Year Ended December 31, 2012:
Allowance for doubtful accounts deducted from accounts receivable	(79)	(332)	(149)	479	(81)

(a)
Primarily reflects the recovery of accounts previously written-off.

(b)
Primarily relates to accounts written-off.

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: February 24, 2015
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