Form 10-K/A
period 2014-12-31
DIRECTV
filed 2015-04-29
CIK 1465112

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
Registrant’s telephone number, including area code: (310) 964-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $34,022,895,210.

As of April 23, 2015, the registrant had outstanding 504,059,996 shares of common stock.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
Amendment No. 1 to Form 10-K	Part I, Item 5 Part III, Items 10 through 14
April 29, 2015

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A is being filed for the purpose of incorporating information required by Items 10,11,12,13,and 14 of Part III of the Annual Report on Form 10-K for the year ended December 31, 2014 of DIRECTV that were not previously included on our Form 10-K filed with the Securities Exchange Commission on February 25, 2015.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Director Biographical Information and Business Experience
Brief biographical information, business experience and committee memberships for each of our directors are provided on the following pages.

				Committee Membership
Name	Age	Director Since	Occupation	NCG	A	C
Neil Austrian	75	2003	Former Chairman and CEO, Office Depot, Inc.	✓		✓
Ralph Boyd, Jr.	58	2003	Chief Executive Officer, American Red Cross of Massachusetts	✓	✓
Abelardo Bru	66	2013	Retired Vice Chairman, PepsiCo	✓	✓
David Dillon	64	2011	Retired Chairman and Chief Executive Officer, The Kroger Co.	✓	✓
Samuel DiPiazza, Jr.	64	2010	Former Chief Executive Officer, PricewaterhouseCoopers	✓	✓
Dixon Doll	72	2011	Co‑Founder and General Partner Emeritus, DCM	✓		✓
Charles Lee	75	2003	Retired Chairman and Co‑CEO, Verizon Communications, Inc.	✓		✓
Peter Lund	74	2000	Private Investor and Media Consultant; Former President and CEO, CBS, Inc.	✓		✓
Nancy Newcomb	70	2006	Retired Sr. Corporate Officer, Citigroup, Inc.	✓	✓
Lorrie Norrington	55	2011	Independent Advisor and Investor; Former President, eBay Marketplaces, eBay, Inc.	✓		✓
Anthony Vinciquerra	60	2013	Senior Advisor to Texas Pacific Group; Former Chairman and CEO, Fox Networks Group	✓		✓
Michael White	63	2010	Chairman, President and Chief Executive Officer

Key:	NCG=Nominating and Corporate Governance A= Audit C= Compensation

Neil Austrian
• Director (December 2003 to present)
• Chair of the Nominating and Corporate Governance Committee (December 2003 to present)
• Compensation Committee (February 2008 to present)
• Audit Committee (February 2009 to February 2011)

Professional Experience
• Chairman and Chief Executive Officer, Office Depot, Inc. (May 2011 to November 2013)
• Interim Chairman and Chief Executive Officer, Office Depot, Inc. (October 2010 to May 2011 and October 2004 to March 2005)
• President and Chief Operating Officer of the National Football League (1991 to 1999)
• Managing Director of Dillon, Read & Co., Inc. (1987 to 1991)

Service on Other Boards of Directors
• Office Depot, Inc. (1998 to November 2013)

Qualifications, Attributes and Skills
• Extensive business accomplishments and long and varied business career provide a significant resource to the Board and to the Company
• Experience with the business of professional sports is particularly valuable to the Company given the Company’s focus on sports as a significant component of our differentiated product offering
• Business career and service on the boards of other major businesses, along with his commitment to service and the community as evidenced by his service as a board member of Community Anti‑Drug Coalitions of America, provide a well‑rounded personal and professional viewpoint
• Experience with and exposure to governance issues make him the right choice to chair the Board’s Nominating and Corporate Governance Committee and to serve as lead independent director
• Financial background and diverse business background provide an excellent base for his service on the Board’s Compensation Committee

Ralph Boyd, Jr.
• Director (December 2003 to present)
• Chair, Audit Committee (February 2009 to present; member since December 2003)
• Nominating and Corporate Governance Committee (December 2003 to present)

Professional Experience
• Chief Executive Officer, American Red Cross of Massachusetts (July 2014 to present)
• Strategic Consultant and Chairman, Center City, PCS, Inc. (2012 to June 2014)
• Executive Vice President/Community Relations, Federal Home Loan Mortgage Corporation (Freddie Mac) (February 2005 to February 2012)
• Chairman, President and CEO, Freddie Mac Foundation (February 2005 to February 2012)
• Director, Home Ownership Funding Corporation I and II, (two real estate investment trust affiliates of Freddie Mac) (February 2005 to September 2008)
• General Counsel, Freddie Mac (April 2004 to February 2005)
• Senior litigation partner, Alston & Bird, LLP, Washington, D.C. office (2003 to March 2004)
• Assistant Attorney General of the United States for Civil Rights, U.S. Department of Justice (2001 to 2003)
• Litigation and trial partner, Goodwin Procter LLP, Boston (1997 to 2001)
• Assistant U.S. Attorney, Criminal Division, Boston U.S. Attorney’s Office (1991 to 1997)

Service on Other Boards
• Sandy Spring Bancorp Inc. (current)
• National Housing Partnership (NHP) Foundation (current)
• Center City Public Charter Schools (current)
• American Association of People with Disabilities (current)
• Easter Seals, Inc. (International) (current)
• Past Chairman of the Board, Easter Seals of the Greater Baltimore‑Washington Region
• U.S. Member of the Geneva‑based Committee on the Elimination of All Forms of Racial Discrimination, a United Nations Treaty body (January 2004 to December 2006)

Education
• Graduate of Haverford College
• Graduate of Harvard Law School

Qualifications, Attributes and Skills
• Formal legal training and experience as an Assistant U.S. Attorney, as Assistant Attorney General of the United States, as a regulator, as a senior litigator for a major law firm, and as general counsel of Freddie Mac, provide a background and perspective that augments and complements the skill sets of the other Board members.
• Legal experience provides great value in helping the Board understand and assess significant legal issues, as well as reputational and various other risks faced by the Company.
• Career with Freddie Mac following his service as general counsel has added solid business experience.
• Service with organizations like the United Nations Committee on the Elimination of All Forms of Racial Discrimination and the NHP Foundation, and his role within Freddie Mac involving corporate and community relations, rounds out his experience and permits him to provide valuable insight into the legal, social and ethical responsibilities of the Company
• Legal and regulatory experience, focus on corporate responsibility and commitment to service is particularly useful in his role on the Nominating and Corporate Governance Committee.
• Extensive risk management experience as an audit committee chair, and as a member of both audit, investment and risk committees in both public companies and large national nonprofit organizations with heavy financing and transaction workloads.
• Above skills, combined with his business and financial acumen, were considered by the Board in appointing Mr. Boyd to chair the Company’s Audit Committee.

Abelardo Bru
• Director (May 2013 to present)
• Audit Committee (May 2013 to present)
• Nominating and Corporate Governance Committee (May 2013 to present)

Professional Experience
• Vice Chairman, PepsiCo (2004‑2005)
• Chairman and Chief Executive Officer, Frito‑Lay (2004‑2005)
• President and Chief Executive Officer, Frito‑Lay North America (1999‑2004)

Service on Other Boards of Directors
• Kimberly‑Clark Corporation (current)
• Kraft Foods Group, Inc. (current)
• SC Johnson (2007‑2010)
• Office Depot, Inc. (2004‑2008)

Qualifications, Attributes and Skills
• Long and successful career with a pre‑eminent consumer products company, beginning his career with PepsiCo as a maintenance manager and working up through the ranks, with significant experience in operations, sales and marketing, provides a wealth of experience and insight which is valuable to the Board
• Significant profit and loss responsibilities during career assists senior management and the Board in driving profitable growth
• Excellent record of leadership grounded in careful strategic thinking assist the Board in its work with management to develop successful strategies
• Success in highly competitive consumer products business provides valuable insights that assist the Board and management in strategies to address increasingly competitive market
• Strong experience in corporate governance gained through business experience and service on the boards of other major corporations helps support the Board’s governance responsibilities
• Work experience, cultural background and international experience provide insight into important ethnic and international markets
• Commitment to community and education as reflected by work with non‑profit organizations including Education is Freedom Foundation, which provides mentorship and financial assistance in preparing students for college, fits with the Company’s commitment to public service and education

David Dillon
• Director (March 2011 to present)
• Nominating and Corporate Governance Committee (April 2011 to present)
• Audit Committee (April 2011 to present)

Professional Experience
• Chairman of the Board, The Kroger Co. (2004 to December 2014)
• Chief Executive Officer, The Kroger Co. (2003 to December 2013)
• President and Chief Operating Officer, The Kroger Co. (1995 to 1999 and 2000 to 2003)
• President, The Kroger Co. (1999)
• Executive Vice President, The Kroger Co. (1990 to 1995)
• President, Dillon Companies, Inc. (1986 to 1995)

Service on Other Boards
• Union Pacific Co. (current)
• University of Kansas Hospital Authority (current)
• Board of Trustees, University of Cincinnati Foundation (current)
• Board of Trustees, University of Kansas Endowment (current)
• The Kroger Co. (1995 to December 2014)
• Convergys Corporation (March 2000 to 2011)
• Board of Trustees, Bethesda, Inc. (1996 to June 2013)

Education
• Bachelor’s degree, Accounting and Business Administration, University of Kansas
• J.D., Southern Methodist University

Qualifications, Attributes and Skills
• Has over 37 years of experience in the supermarket business, a fiercely competitive business with a sharp consumer focus and successfully led an organization with annual sales of approximately $100 billion and over 375,000 associates
• Helped to create a “Customer First” strategy, which has delivered results through improvements in Kroger’s four key areas: their people, their products, the overall shopping experience in their stores, and prices
• Led his organization through difficult economic times and grew customer loyalty while pursuing a long‑term program to reduce operating costs and leverage economies of scale
• Demonstrates his commitment to giving back through service on numerous non‑profit Boards
• In the Board’s opinion, brings an important and well‑rounded perspective to the deliberations and responsibilities of the Board that stems from his extensive experience in a leadership role in a customer‑focused industry and his commitment to the community

Samuel DiPiazza, Jr.
• Director (June 2010 to present)
• Audit Committee (August 2010 to present)
• Nominating and Corporate Governance Committee (August 2010 to present)

Professional Experience
• Vice Chairman, Institutional Clients Group and Member, Senior Strategic Advisory Group, Citigroup, Inc. (May 2011 to February 2014)
• Chief Executive Officer, PricewaterhouseCoopers International Limited (PwC) (2002 to 2009)
• Various regional leadership roles in PwC’s domestic practice, eventually serving as Chairman and senior partner of U.S. operations and a member of the global leadership team (1979 to 2002)
• Tax partner, PwC (1979)
• Joined PwC (1973)

Service on Other Boards
• The Mayo Clinic Chairman, Board of Trustees (current)
• ProAssurance Corporation (current)
• USA Foundation Board of the World Economic Forum (current)
• Inner‑City Scholarship Fund, New York City – Executive Counsel and Trustee (current)
• National September 11 Memorial - Trustee (current)
• St. Patrick’s Cathedral, New York City – Trustee (current)
• Past Chairman of the Geneva‑based World Business Council on Sustainable Development (current)
• Junior Achievement Worldwide - Past Global Chairman (current)
• Apollo Group, Inc. (2010 to October 2011)
• Financial Accounting Standards Board (2002 to 2005)
• International Accounting Standards Committee Foundation - Trustee (2006 to 2011)
• The Conference Board, Inc. (until 2011)

Education • Accounting Degree, University of Alabama • M.S. in Tax Accounting, University of Houston

Qualifications, Attributes and Skills
• Extensive business experience
• Depth and breadth of knowledge and experience in the accounting field
• Prowess in the field of corporate governance
• Length of service and senior leadership positions with PwC, internationally recognized as one of the preeminent accounting firms
• Co‑authorship of “Building Public Trust—The Future of Corporate Accounting”, a book written in the wake of Enron and similar corporate disasters, which highlights the best practices for global financial reporting and presents new approaches to reforming financial reporting that will improve markets and benefit stockholders
• Experience and skills are valuable to the Board and to our Audit Committee in particular
• Service in senior leadership positions with PwC enables him to understand the challenges faced by the Company and to assist senior management in addressing those challenges
• Knowledge and experience in the areas of corporate governance and corporate ethical behavior is an asset for the Board and the Company

Dixon Doll
• Director (July 2011 to present)
• Nominating and Corporate Governance Committee (July 2011 to present)
• Compensation Committee (September 2011 to present)

Professional Experience
• Cofounder and General Partner Emeritus, DCM (an early‑state technology venture capital firm)
• Chairman, U.S. National Venture Capital Association (2008‑2009 fiscal year)
• Cofounder of the global venture capital industry’s first fund focused exclusively on telecommunications opportunities, Accel Partners

Service on Other Boards
• Stanford Economic Policy Research Institute - Advisory Board and Executive Committee Member (current)
• Hoover Institution at Stanford University – Board of Overseers (current)
• San Francisco Asian Art Museum Foundation Board (current)
• Neutral Tandem (2004 to 2010)
• University of San Francisco (1997 to 2006 and 2012 to 2014)
• Network Equipment Technologies (1985‑2012)
• Force10 Networks (acquired by Dell 2010)

Education
• B.S.E.E., Cum Laude, Kansas State University
• M.S. and Ph.D., Electrical Engineering, University of Michigan

Qualifications, Attributes and Skills
• More than 30 years of experience in the telecommunications industry in a wide variety of roles, including entrepreneur, venture capitalist, company founder, consultant and author
• Experience serving as a director of public and private companies, including service on Audit, Compensation and Nominating Committees of those boards
• Extensive experience in the telecommunications field is very beneficial to the Board and its deliberations
• Keen awareness of the current state of competition in the telecommunications and internet industries and their respective speeds of technology development can assist the Board in its assessment of competitive threats and opportunities for the Company
• Entrepreneurial experience in forming and running companies is also a valuable resource for the Board and the senior management of the Company
• Commitment to community (Board Member of the University of San Francisco, Asian Art Museum of San Francisco) provides valuable perspectives on the social responsibilities of the Company

Charles Lee
• Director (December 2003 to present)
• Compensation Committee (December 2003 to present); Chair (February 2006 to present)
• Nominating and Corporate Governance Committee (December 2003 to present)

Professional Experience
• Non‑executive Chairman, Verizon Communications, Inc. (Verizon) (April 2002 to December 2003)
• Chairman and Co‑Chief Executive Officer, Verizon (2000 to 2002)
• Chairman of the Board of Directors and Chief Executive Officer, GTE Corporation (Prior to 2000)

Service on Other Boards of Directors
• United States Steel Corporation (current)
• Marathon Petroleum Corporation (current)
• United Technologies Corporation (until 2012)
• Proctor & Gamble (until 2010)
• Cornell University - Trustee Emeritus and Presidential Councilor
• The Weill Cornell Medical College - Board of Overseers

Education
• Bachelor’s degree, Metallurgical Engineering, Cornell University
• Master’s degree in business administration with distinction, Harvard Graduate School of Business Administration

Qualifications, Attributes and Skills
• Long and successful business career with a depth of experience in executive leadership and corporate finance
• Service on boards of other major corporations
• Experience with a major telecommunications company and consumer products company are particularly helpful to the Board in understanding the communications and media businesses as it relates to the business and strategy of the Company
• Commitment to public service
• Executive and director experience and breadth of understanding of U.S. business provide an excellent background for his role as Chair of the Compensation Committee and as a member of the Nominating and Corporate Governance Committee

Peter Lund
• Director (2000 to present)
• Audit Committee (2000 to May 2013)
• Compensation Committee (2000 to present), Chair (December 2003 to February 2006)
• Nominating and Corporate Governance Committee (February 2011 to present)

Professional Experience
• Private investor and media consultant (current)
• President and CEO, CBS, Inc. (October 1995 to June 1997)
• President and CEO, CBS Television and Cable (October 1995 to June 1997)
• 20‑year career with CBS included positions as:
       • President, CBS Broadcasting Group
       • President, CBS Sports
       • President, CBS Television Stations
       • President, CBS Television Network

Service on Other Boards
• Crown Media Holdings, Inc. (current)
• Emmis Communications Corporation (current)

Qualifications, Attributes and Skills
• Years of experience in broadcasting, film and media enables him to provide to the Board of Directors and the Company a breadth and depth of understanding and insight that relates directly to the business of the Company
• Knowledge of the challenges facing the Company and experience as a chief executive officer offer an appreciation of the challenges faced by the senior management of the Company
• Strong financial background, combined with his entertainment experience, makes him an appropriate candidate to serve on the Board’s Compensation Committee and Nominating and Corporate Governance Committee

Nancy Newcomb
• Director (February 2006 to present)
• Audit Committee (February 2006 to present)
• Nominating and Corporate Governance Committee (April 2008 to present)

Professional Experience
• Senior Corporate Officer, Risk Management, Citigroup (May 1998 to April 2004)
• Customer Group Executive, Citicorp (the predecessor corporation of Citigroup) (December 1995 to April 1998)
• Division Executive, Latin America, Citicorp (September 1993 to December 1995)
• Principal Financial Officer, Citicorp, responsible for liquidity, funding and capital management (January 1988 to August 1993)

Service on Other Boards
• Sysco Corporation (current)
• Woods Hole Oceanographic Institute - Trustee (current)
• Moody’s Corporation (until 2011)
• New York Historical Society - Chair Emeritus
• Connecticut College – Trustee Emeritus

Education
• Bachelor of Arts, Connecticut College
• Master’s degree, Economics, Boston University
• PMD, Harvard Business School

Qualifications, Attributes and Skills
• Extensive and broad business experience, including executive positions in the areas of customer service, international and finance, which are particularly important for our Company, make her a valuable member of the Board
• Managed Citicorp’s liquidity and capital position through very difficult economic times
• Responsibilities with Citigroup in the area of risk management are valuable for the Board and the Company in the current business environment and suit her roles as member of the Audit Committee and Nominating and Corporate Governance Committee
• Commitment to community as reflected by work with non‑profit and educational institutions helps foster the Company’s corporate citizenship initiatives

Lorrie Norrington
• Director (February 2011 to present)
• Compensation Committee (February 2011 to present)
• Nominating and Corporate Governance Committee (February 2011 to present)

Professional Experience
• Independent Advisor and Investor (current)
• Consultant, Lead Edge Capital (current)
• President, eBay Marketplaces, the world’s leading online marketplace (July 2008 to September 2010)
• Chief Operating Officer, eBay Marketplaces, leading the operation of eBay’s global network of Internet sites (January 2008 to July 2008)
• President, eBay International in Europe and Asia‑Pacific (June 2006 to January 2008)
• President and CEO, Shopping.com, Inc., an online shopping comparison site acquired by eBay in 2005 (June 2005 to July 2006)
• Executive Vice President, Intuit Inc., a business and financial management software company (August 2001 to March 2005)
• A 20‑year career with the General Electric Company leading a variety of GE businesses including CEO, GE FANUC, a process and manufacturing automation business (1999 to 2001)

Service on Other Boards
• Autodesk, Inc. (current)
• HubSpot, Inc. (current)
• Bigcommerce (current)
• Eventbrite (current)
• TaskRabbit (2012 to 2014)
• Lucasfilm, Ltd. (2011 to 2012)
• McAfee, Inc. (2009 to 2011)
• Shopping.com (2004 to 2005)

Education
• Bachelor of Science, Business Administration, University of Maryland
• Master in Business Administration, Harvard Business School

Qualifications, Attributes and Skills
• Has significant expertise in growing and scaling global businesses, driving operational excellence and motivating large organizations across a broad range of industries
• Brings 30 years of experience in technology businesses, over 10 years of which is focused on creating market‑leading consumer products
• Involvement with various women’s networking organizations, including co‑founding General Electric’s Women’s Network, rounds out her experience and enables her to provide insight into diversity efforts of the Company
• Offers important perspectives to the Company’s management and is a valuable asset to the Board because of her leadership experience, and combination of technology, product development and consumer products skills
• Brings governance knowledge and experience. Obtained NACD (National Association of Corporate Directors) Fellow (2012 to present)

Anthony Vinciquerra
• Director (September 2013 to present)
• Compensation Committee (September 2013 to present)
• Nominating and Corporate Governance Committee (September 2013 to present)

Professional Experience
• Senior Advisor, Texas Pacific Group (2011 to present)
• President and Chief Executive Officer, Fox Networks Group (2002 to 2011)
• Chairman, Fox Networks Group (2008 to 2011)
• Executive Vice President and Chief Operating Officer, Hearst Argyle Television (1998 to 2001)
• Executive Vice President, CBS Television Station Group (1995 to 1997)

Service on Other Boards
• Univision Communications, Inc. (current)
• STX Filmworks (current)
• Machinima (current)
• Motorola Inc. (until 2010)
• Motorola Mobility Holdings, Inc. (until 2012 sale to Google)

Education
• Bachelor’s degree, Marketing, State University of New York at Albany

Qualifications, Attributes and Skills
• Long and successful career in the broadcasting and media industry beginning with the Hearst Corporation and continuing with Fox Network Group, including significant experience in operations, will provide a wealth of experience and insight, which will be valuable to the Board
• Knowledge of challenges facing the Company and experience as a chief executive officer provide for a depth of experience and awareness of the challenges faced by the senior management of the Company
• Provides important perspective to the Company’s management and the Board from experience in the entertainment industry, current employment and service on other boards that will be valuable in assisting the Company’s strategic planning

Michael White
• President and Chief Executive Officer (January 2010 to present)
• Chairman of the Board (June 2010 to present)
• Director (November 2009 to present)
• Management’s voice on the Board of Directors

Professional Experience
• Member Board of Directors and Vice Chairman, PepsiCo (March 2006 to November 2009)
• Chairman and Chief Executive Officer, PepsiCo International (February 2003 to November 2009)
• President and Chief Executive Officer, Frito‑Lay’s Europe/Africa/Middle East division (2000 to 2003)
• Senior Vice President and Chief Financial Officer, PepsiCo (1998 to 2000)
• Executive Vice President and Chief Financial Officer, PepsiCo Foods International
• Chief Financial Officer, Frito‑Lay North America
• Vice President of Planning, Frito‑Lay (1990)

Service on Other Boards of Directors
• Whirlpool Corporation (current)

Education
• BA, Boston College
• Master’s degree, International Relations, Johns Hopkins University

Qualifications, Attributes and Skills
Broad business experience and responsibilities, including:
• Twenty‑year stint with PepsiCo, consisting of significant senior executive experience in finance and international operations, leading a transformation of PepsiCo’s international business and helping engineer numerous acquisitions
• Executive positions at Avon Products, Inc., Bain & Company and Arthur Andersen & Co.
• Selected by the Board of Directors of DIRECTV to serve as CEO, President and Chairman not only based on his business experience but also based on the Board’s assessment of his leadership skills and ability to work proactively with the Board to develop and implement a strategy for success for the Company

Executive Officer Biographical Information and Business Experience
The names and ages of the executive officers of DIRECTV as of April 15, 2015, and their positions with DIRECTV are as follows:

Executive Officer	Age	Position
Michael White	63	Chairman, President and Chief Executive Officer
Joseph Bosch	56	Executive Vice President and Chief Human Resources Officer
Bruce Churchill	57	Executive Vice President, President of DIRECTV Latin America, LLC and President—New Enterprises
Patrick Doyle	59	Executive Vice President and Chief Financial Officer
Larry Hunter	65	Executive Vice President and General Counsel
Romulo Pontual	55	Executive Vice President and Chief Technology Officer
Steve Adams	45	Senior Vice President, Controller and Chief Accounting Officer
Jennifer Cho	51	Senior Vice President and Treasurer
The Board of Directors elected each of the above executive officers. Executive officers of DIRECTV serve at the discretion of the Board of Directors and may be removed at any time by the Board with or without cause.
A brief biography of each of the executive officers, except Michael White, follows. Mr. White’s biography is provided on page 16.

Biographies of Executive Officers
Joseph Bosch
Mr. Bosch has served as Executive Vice President and Chief Human Resources Officer of the Company since August 2010. Prior to joining the Company, Mr. Bosch served as Senior Vice President of Human Resources for Centex Corporation from July 2006 to August 2009. Previously, Mr. Bosch served as Senior Vice President of Human Resources for Tenet Healthcare Corporation from August 2004 to June 2006. He served in a variety of senior human resources management positions with Pizza Hut, Pizza Hut International and other Pepsi‑Cola North America operations.

Bruce Churchill
Mr. Churchill has served as the Executive Vice President of the Company, President of DIRECTV Latin America LLC and as President—New Enterprises since January 2004. He served as Chief Financial Officer of the Company from January 2004 to March 2005. Prior to joining the Company, Mr. Churchill served as President and Chief Operating Officer of STAR, a position he held beginning in May 2000. Previously, he served as the Deputy Chief Executive Officer of STAR since 1996. Prior to joining STAR, Mr. Churchill served as Senior Vice President, Finance at Fox Television.

Patrick Doyle
Mr. Doyle has served as Executive Vice President since October 2008 and as Chief Financial Officer since October 2007 when he was also appointed as Senior Vice President. Mr. Doyle also served as Treasurer from February 2012 until July 2012. He served as Treasurer, Controller and Chief Accounting Officer of the Company from June 2001 to October 2007. He was appointed Corporate Vice President and Controller in July 2000 and Treasurer in June 2001. Previously, Mr. Doyle served as Vice President, Taxes from October 1996 to July 2000 and was given the additional responsibility of Corporate Development in June 1997.

Larry Hunter
Mr. Hunter has served as Executive Vice President and General Counsel of the Company since January 2004. He also served as Interim Chief Executive Officer from July 1, 2009 until December 31, 2009. Mr. Hunter served as Senior Vice President from June 2001 to January 2004 and as General Counsel since December 2002. He was named Associate General Counsel in June 2001 and was named Corporate Vice President in August 1998. Mr. Hunter served as Chairman and Chief Executive Officer of DIRECTV Japan from 1998 to 2001. Mr. Hunter was assigned responsibility for overseeing the Human Resources and Corporate Communications departments in 2007, and the Administration department in 2008, and retained those responsibilities until July 2010.

Romulo Pontual
Mr. Pontual has served as Executive Vice President and Chief Technology Officer of the Company since January 2004. Prior to joining the Company, Mr. Pontual served as Executive Vice President, Television Platforms at News Corporation since 1996.

Steve Adams
Mr. Adams has served as Senior Vice President, Controller and Chief Accounting Officer of the Company since September 2014. Prior to his current position, Mr. Adams served as Vice President and General Auditor since November 2011, responsible for leading the Company’s internal audit function and was Vice President of Financial Reporting and Analysis beginning in January 2008. Before joining the Company in 1999, Mr. Adams was the Manager of Assurance and Business Advisory Services at the public accounting firm PricewaterhouseCoopers.

Jennifer Cho
Ms. Cho has served as Senior Vice President and Treasurer since April 2014. Prior to joining the Company, Ms. Cho spent ten years with GAP Inc. and most recently served as chief financial officer for GAP North America Specialty Division. During her tenure at GAP, she was vice president for GAP Strategic Alliances in the UK for its international franchise business, and corporate treasurer.

Section 16(a) Beneficial Ownership Reporting Compliance
Federal securities law requires that directors and certain officers of the Company report to the SEC and the Company, within certain periods, how many shares of the Company’s equity securities they own and if they conducted any transactions in that stock. Based upon information furnished by these stockholders, the Company believes that all required filings for 2014 have been made in a timely manner except that, due to a clerical error, Messrs. Bosch, Doyle, Hunter, and Pontual each filed one late Form 4 amendment covering one transaction.
Code of Ethics
DIRECTV has adopted a Code of Ethics and Business Conduct, which complies with the requirements of the NASDAQ Stock Market (NASDAQ) and the New York Stock Exchange (NYSE), and a Code of Ethics applicable to the Chief Executive Officer and Senior Financial Officers, which complies with the requirements of Section 406 of the Sarbanes‑Oxley Act of 2002. Required information regarding any amendment or waiver to the Code of Ethics that would otherwise require DIRECTV to file a Current Report on Form 8‑K pursuant to Item 5.05 shall instead be disclosed on DIRECTV’s website within four business days following the date of the amendment or waiver. You may access DIRECTV’s Code of Ethics on our website at investor.directv.com.
Audit Committee
The Audit Committee currently has five members: Ralph Boyd, Jr., Chair, Abelardo Bru, David Dillon, Samuel DiPiazza, Jr. and Nancy Newcomb. All of the Audit Committee members are independent directors as defined by the NASDAQ and NYSE and the Board of Directors has determined that each is an audit committee financial expert.

Item 11. Executive Compensation
2014 Director Compensation
There were no changes in the Board’s compensation levels in 2014 as compared to 2013.
The two principal components of compensation for directors are (i) annual cash compensation for service on the Board and its committees and (ii) annual stock compensation for service on the Board. The Company does not pay any compensation on a “per meeting” basis. Mr. White, who is an employee director, is not compensated as a member of the Board.

For 2014, the cash and stock compensation for the independent directors was:
Supplementary Chart 1—Annual Board of Directors Compensation

Cash Board Compensation	$85,000
Stock Board Compensation	$130,000
Audit Committee Chair	$30,000
Other Committee Chair	$20,000
Audit Committee Member	$15,000
Other Committee Member	$10,000
Independent directors are reimbursed for related travel and director education expenses. All directors are eligible for complimentary DIRECTV service. There are no benefit plans for directors, other than the savings plan described below. Directors are eligible to participate in the Company’s Charitable Gift Matching Program on the same basis as all Company employees. Directors are not eligible to participate in any other compensation or benefit program provided for the Company’s employees. Our Third Amended and Restated Certificate of Incorporation and Amended and Restated By‑Laws provide for indemnification of the Company’s directors and officers and we maintain director and officer liability insurance. The Company has entered into an indemnification agreement with each of the independent directors. The form of agreement is the same for all independent directors and was attached as Exhibit 10.1 to the Form 8‑K filed by DIRECTV with the SEC on August 4, 2011.
Savings Plan The independent directors are eligible to participate in a savings plan called the DIRECTV Deferred Compensation Plan for Non‑Employee Directors, which is a pre‑tax savings plan subject to Section 409A of the Internal Revenue Code of 1986, as amended (the Code). A director may elect to contribute any combination of cash or stock compensation from 0% up to 100%. Cash contributions are credited at the director’s election either to an interest bearing account or converted to Restricted Stock Units (RSUs). Interest on cash contributions is fixed annually and approximates 10‑year Treasury Note rates and no portion of the interest is above market rates. Stock contributions are tracked as RSUs. Directors elect to have account balances paid in one to 10 annual installments, beginning in the year following the year a director ceases to serve on the Board.
The 2014 Director Compensation Table and the notes following the table provide more information regarding director compensation.
2014 Director Compensation

Name (a)	Fees earned or paid in cash ($) (b)	Stock Awards ($) (c)	All Other Compensation ($) (d)	Total ($) (e)
Neil Austrian	115,020	130,535	23,857	269,412
Ralph Boyd, Jr.	125,016	130,535	18,776	274,327
Abelardo Bru	110,016	130,535	19,309	259,860
David Dillon	110,016	130,535	24,113	264,664
Samuel DiPiazza, Jr.	110,016	130,535	23,672	264,223
Dixon Doll	105,024	130,535	24,773	260,332
Charles Lee	115,020	130,535	24,137	269,692
Peter Lund	105,024	130,535	3,966	239,525
Nancy Newcomb	110,016	130,535	23,476	264,027
Lorrie Norrington	105,024	130,535	9,448	245,007
Anthony Vinciquerra	105,024	130,535	23,757	259,316

The amounts shown in column (c) are the grant date fair value of 2014 stock compensation paid to or contributed to the savings plan at the Director's direction. The fair value on the February 21, 2014 grant date was $75.02 per share, which is the closing price of the common stock of DIRECTV (Common Stock) on that date. The number of shares provided as stock compensation for the year was determined as $130,000 in target value divided by the closing stock price, and rounded up to the next higher 10 shares. This calculation resulted in a 2014 payment of 1,740 shares worth $130,535 on the grant date to each director. As of December 31, 2014, no director had an outstanding stock or stock option award. The directors are subject to a stock ownership guideline.
Payments and Promises of Payments Pursuant to Director Legacy Programs and Similar Charitable Award Programs
As part of its community support, DIRECTV provides a Charitable Gift Matching Program for employees in which the Company matches dollar‑for‑dollar qualified gifts to non‑profit organizations, up to $20,000 per participant per year. Management and directors are eligible to participate on the same basis as employees. Matching gifts for charitable contributions are shown in Supplementary Chart 2, column (b). Matching gifts on behalf of Mr. White are reported in column (i) of the 2014 Summary Compensation Table on page 34.

Supplementary Chart 2—Board Of Directors—All Other Compensation

Name (a)	Payments and Promises of Payments Pursuant to Director Legacy Programs and Similar Charitable Award Programs ($) (b)	Other ($) (c)	Total ($) (d)
Neil Austrian	20,000	3,857	23,857
Ralph Boyd, Jr.	14,500	4,276	18,776
Abelardo Bru	15,000	4,309	19,309
David Dillon	20,000	4,113	24,113
Samuel DiPiazza, Jr.	20,000	3,672	23,672
Dixon Doll	20,000	4,773	24,773
Charles Lee	20,000	4,137	24,137
Peter Lund	0	3,966	3,966
Nancy Newcomb	20,000	3,476	23,476
Lorrie Norrington	4,400	5,048	9,448
Anthony Vinciquerra	20,000	3,757	23,757
The amounts in column (c) entitled “Other” represent the value of complimentary DIRECTV service, a benefit that is provided to all employees, management and directors. Each director is given complimentary DIRECTV service, which we report as a perquisite in the same manner as we report it for the named executive officers, as described beginning on page 36.

Executive Compensation

Compensation Discussion and Analysis

1.	Introduction
This Compensation Discussion and Analysis (CD&A) describes how the named executive officers (NEOs) were compensated in 2014. Under SEC rules, the NEOs are the Chief Executive Officer (CEO), the Chief Financial Officer (CFO) and the three other most highly compensated officers of DIRECTV.

Executive	Title
Michael White	Chairman, President and CEO
Patrick Doyle	Executive Vice President (EVP) and CFO
Bruce Churchill	EVP and President of DIRECTV Latin America, LLC and President of New Enterprises
Larry Hunter	EVP and General Counsel
Romulo Pontual	EVP and Chief Technology Officer
Although this CD&A expresses the views and input of both the Compensation Committee (the Committee), and management of the Company, references to “we,” “us” and “our” refer to the Company.
Executives’ Performance and Pay are Aligned Our executives’ pay is well‑aligned with our long‑term performance. The Committee’s independent consultant conducted a 2014 study using total shareholder return (TSR) and other measures to evaluate the alignment between our performance and our pay for that performance compared to our benchmark companies. For the three years ended December 31, 2013, our performance and pay were aligned. In this regard, our three‑year TSR and our realizable pay were both below median for our media benchmark companies and above median for general industry benchmark companies.
Our Pay Reflects Company Performance Our principal pay programs are: (i) a base salary, (ii) an annual cash bonus evaluated using a balanced scorecard, including annual performance goals, and (iii) an annual long‑term performance award program paid in Common Stock that focuses on the Company’s performance over multiple years and growth in the stock price.
Strong Governance Policies and Standards for Executive Compensation
Our policies and standards include: independent Compensation Committee members; independent analyses and reviews by the Committee’s independent compensation consultant; regular monitoring by the Committee of Company performance; overlapping performance periods; performance measures aligned with long‑term growth; checks and balances; delayed payments to determine Company performance after termination of employment unless right to payment is otherwise forfeited; significant stock ownership among our senior executives; and a clawback policy.
Other Key Events in 2014 - AT&T Merger
On May 18, 2014, DIRECTV, AT&T Inc. (AT&T) and Steam Merger Sub LLC, a wholly-owned subsidiary of AT&T, entered into an Agreement and Plan of Merger (the Merger Agreement) whereby AT&T would acquire DIRECTV. On September 25, 2014, our shareholders approved the proposed merger and also approved an advisory vote on merger-related compensation for our NEOs by a vote of more than 99% and 93%, respectively, of the votes cast.
For each of the past four years, we have received “say on pay” approval of over 96% of the votes cast by our stockholders. In light of this strong support and the Company’s solid financial performance, the Committee concluded that the compensation programs continue to provide a competitive pay‑for‑performance package that effectively incentivizes executives and retains them for the long term. Thus, the Committee made no significant changes to the program for the 2014 fiscal year.

2.	How Pay is Tied to Company Performance—Our 2014 Business Results and Incentive Compensation Payouts

The 2014 annual bonus and 2012-2014 long‑term performance RSU stock payments to our executives were aligned with the Company’s performance.
We use a variety of internal and external measures of our business to determine performance. We also compare our performance to our benchmark groups and consider analysts’ consensus as we develop performance targets and evaluate our performance.
We use objective performance measures and formulaic calculations that are balanced with judgment and discretion to set compensation opportunities and to determine payouts. Although individual performance is a factor in the Committee’s decisions, the bonuses generally reflect overall Company performance more than individual performance.
When setting target performance levels for annual bonuses and the long‑term stock awards (performance RSUs), we avoid combinations of performance measures that might drive risky short‑term decisions. Long‑term incentives are paid in stock to link the value of the potential award to increasing the stock value for stockholders. We further link long‑term growth in the stock price to the executives’ personal net worth with stock ownership guidelines that require executives to acquire and hold a significant amount of Company stock until retirement or other termination of employment.
Details of Pay‑for‑Performance Decisions at the End of 2014
One‑Year Performance and 2014 Bonuses
The NEOs’ bonus funding is based on attaining performance goals for cash flow before interest and taxes (CFBIT), which is a comprehensive measure of our operating performance because it addresses revenue, operating expenses and capital expenditures. The 2014 target was based on the then current one‑year business plan, which is updated annually in the first quarter. The Committee increased the 2014 target and the maximum CFBIT by $500 million each over 2013. See Supplementary Chart 3 for the target and the performance and payout ranges that limit the size of the bonuses.
The Committee determined that for the 2014 annual bonus program based on CFBIT, the maximum funding level was achieved.
Supplementary Chart 3—2014 Bonus Plan Funding

Performance Measure	Weight	Annual Target	Performance Range	Payout % Range	Final Performance

Annual Cash Flow Before Interest and Taxes (CFBIT)	100%	$3.0 Billion	$0 to $3.5 Billion	0% to 200%	$5.5 Billion
Once the maximum bonus fund was determined, the Committee used a “balanced scorecard” approach to determine the actual 2014 bonuses. This approach evaluates three performance areas for the DIRECTV US and Latin America business segments: (i) delivering our operating and financial goals, which includes the primary financial performance measures by business segment, (ii) winning customer loyalty for life by transforming the customer experience and innovating to advance the entertainment experience, and (iii) building talent & teamwork.
Delivering our operating and financial goals included financial and operating performance, with objective, formula‑based measures of DIRECTV US and DIRECTV Latin America (DTVLA or Latin America) growth. Performance for DIRECTV Latin America was measured as currency neutral and excluded Venezuela (except for Funding Generated / Required), because of Venezuela’s economic conditions and currency exchange restrictions. Results are consolidated based on a weight of 80% of DIRECTV US and 20% of Latin America results, with the weighting reflecting the approximate contribution of the two business segments toward overall results excluding Venezuela (for Mr. Churchill, 20% consolidated results and 80% DTVLA results, respectively, reflecting his primary responsibility for DTVLA results). Per the Executive Officer Cash Bonus Plan approved by stockholders in 2010, merger-related expenses were excluded from performance results. See Supplementary Chart 4 for the target, performance and payout ranges.
Winning customer loyalty for life goals were evaluated based on qualitative objectives and progress against quantitative measures. Initiatives included improving customer satisfaction, loyalty and entertainment experience, and our productivity.
The Talent & Teamwork goals included succession planning, employee engagement, teamwork, diversity and corporate citizenship.
In 2014, the Committee also evaluated the impact of the proposed merger with AT&T and related integration or regulatory activity on the overall Company and individual NEO results.
Supplementary Chart 4—2014 Bonus Plan Financial and Operational Performance Measures

Performance Measure	Weight	Annual Target Growth	Growth Range	Payout % Range	Actual	Weighted	Final Weighted %
Consolidated	Combined 80% DTV US results and 20% DTVLA results						122.2%
DIRECTV US
Revenue Growth	1/3	5.4%	3.5% to 7.0%	50% to 150%	5.4%	33.0%
Pre-SAC Margin Growth	1/3	5.7%	2.5% to 8.2%	50% to 150%	8.4%	50%
CFBIT Growth	1/3	5.9%	0% to 11.8%	50% to 150%	8.1%	39.6%
							122.6%
DTVLA
Revenue Growth	35%	0.6%	-4.5% to 4.8%	50% to 150%	1.7%	39.8%
Pre-SAC Margin Growth	25%	31.8%	29.8% to 33.8%	50% to 150%	32.9%	32.1%
Funding Generated / Required	25%	-$50M to + $50M	-$250M to $150M	50% to 150%	$215M	37.5%
Net Subscriber Growth	15%	979K	479K to 1,379K	50% to 150%	720K	11.1%
							120.5%

Overall Evaluation The Committee determined that the Company had met or exceeded all the quantitative operational and financial goals for DIRECTV US, while DIRECTV Latin America fell short of target performance only for net new subscribers. We performed well in the talent and teamwork goals.
Further, the Committee reviewed an analysis of three‑year to five‑year Company performance compared to the benchmark groups and determined that performance and pay were aligned. Growth in revenue, growth in CFBIT, and three‑year and five‑year TSR were used as performance measures that are understood and monitored by investors. The Consultant did the analysis and advised the Committee that for the period 2011 to 2013, the Company had performed at the median performance level for comparable operating performance measures for the media benchmark group and above the median for the general industry benchmark group and, as compared to each benchmark group, the realizable pay of our executives was aligned with performance. For most companies, 2014 financial data was not available at the time of the evaluation.
For each NEO (other than the CEO), performance for delivering our financial and operating goals was weighted 70%, while achievements in winning customer loyalty for life, talent and teamwork and individual performance were weighted 30%.

The Committee also evaluated the impact of the proposed merger with AT&T on the overall Company and individual NEO results. Key considerations were the additional goals developed; the complex resource allocations needed to advance the regulatory approval of the merger and integration planning; and, achieving solid, above target, financial and operational results.
Following these evaluations, the Committee used its judgment and discretion to evaluate and to determine the final bonuses to be paid. For each NEO, the Committee determined that an amount at or somewhat below the maximum funded bonus had been earned. For Mr. Doyle, the Committee also provided an additional discretionary bonus reflecting his overall responsibility for the successful advancement of regulatory approvals and his overall management of DIRECTV’s internal transition and integration planning for the post-merger business.
The individual bonuses are shown in the 2014 Summary Compensation Table on page 34 in column (d) Bonus and column (g) Non‑Equity Incentive Plan Compensation.
Three‑Year Performance: 2012‑2014 Long‑Term Performance and Stock Payouts
The performance RSU program is designed to measure year‑over‑year growth that is sustained over the three‑year performance period, rather than a single set of targets at the end of three years. Each year, we combine the three performance measures into a single weighted annual performance factor; at the end of the three years, we add the three annual performance factors and divide the result by three. We believe that this provides a clearer picture of our long‑term performance. In accordance with the 2010 Stock Plan approved by stockholders in 2010, merger-related expenses are excluded from performance results.
2012‑2014 Performance RSU Grants
Results for the 2012‑2014 awards were positive: we achieved 97% of target performance and the share values reflect a 103% increase in the stock market price over the 3 years ended December 31, 2014.
The performance period for the RSU grants was January 1, 2012 to December 31, 2014. Supplementary Chart 5 shows the performance measures, annual growth targets, payout ranges and results. We selected revenue and net income as objective measures of both “top line” and “bottom line” growth, both of which are necessary for solid financial performance, and CFBIT as a key measure of managing operations, because it incorporates revenue, operating expenses and capital expenditures. The maximum payout in shares was 150% of the grant and the payout could be reduced to zero for poor performance.
The stock payments to NEOs for the 2012‑2014 RSUs are shown in the 2014 Option Exercises and Stock Vested Table on page 40.
Supplementary Chart 5—2012‑2014 Performance RSU Grants—Performance Factors and Results

					2012		2013		2014
Performance Measure	Weight	Annual Growth Target	Growth Range	Payout % Range	Actual	Weighted	Actual	Weighted	Actual	Weighted	Final Payout: 3‑Year‑ Average
Annual Revenue Growth (%)	1/3	8%	4% to 10%	0% to 150%	9.2%	43.6%	6.8%	23.2%	4.7%	6.2%
Annual CFBIT Growth (%)	1/3	13%	0% to 25%	0% to 200%	19.0%	49.9%	10.0%	25.7%	14.2%	36.8%
Annual Net Income Growth (%)	1/3	7%	0% to 12%	0% to 200%	13.1%	66.7%	-0.3%	0%	7.7%	38.0%
Annual Performance Factor (%)						160.2%		48.9%		81.0%	96.7%

2013‑2015 Performance RSU Grants
The performance period is January 1, 2013 to December 31, 2015. Supplementary Chart 6 shows the performance measures, annual growth targets, payout ranges and results.

The performance measures and weighting of the performance measures remained the same as the 2012‑2014 performance RSU grant. The maximum individual performance measure achievement is 150%. The overall maximum payout in shares is 150% of the grant and the payout can be reduced to zero for poor performance. Performance for 2015 will be combined with 2013 and 2014 results to determine the final performance under this plan. Also, the applicable named executive officers whose RSU awards are subject to these performance measures are those persons who are named executive officers subject to Section 162(m) of the Code when the 2013-2015 RSU awards vest and are distributed, who may not be the NEOs identified in this filing. In accordance with the Merger Agreement, if the transaction closes in 2015, then, in order to determine the overall 3-year average performance factor, the 2015 annual performance will be deemed to be 100%.

Supplementary Chart 6—2013‑2015 Performance RSU Grants—Performance Factors and Results

					2013		2014
Performance Measure	Weight	Annual Growth Target	Growth Range	Payout % Range	Actual	Weighted	Actual	Weighted
Annual Revenue Growth (%)	1/3	8%	4% to 10.5%	0% to 150%	6.8%	23.2%	6.3%	19.3%
Annual CFBIT Growth (%)	1/3	13%	0% to 21.7%	0% to 150%	10.0%	25.7%	19.4%	45.7%
Annual Net Income Growth (%)	1/3	5.5%	0% to 9.2%	0% to 150%	-0.3%	0%	15.1%	50.0%
Annual Performance Factor						48.9%		115.0%

2014‑2016 Performance RSU Grants
The performance period is January 1, 2014 to December 31, 2016. Supplementary Chart 7 shows the performance measures, annual growth targets, payout ranges and results.
The performance measures were changed to reflect the evolving long-term financial plan and measures which would best reflect our overall performance. Financial results from DIRECTV Latin America are measured as currency neutral prior to consolidation, except for Free Cash Flow, and exclude Venezuela because of its economic conditions and currency exchange restrictions. The maximum payout in shares of Common Stock remained at 150% of the performance RSU grant and the payout can be reduced to zero for poor performance. Performance for 2015 and 2016 will be combined with 2014 results to determine the final performance under this plan. In accordance with the Merger Agreement, if the transaction closes in 2015, then, in order to determine the overall 3-year average performance factor, the 2015 and 2016 performance factors will be deemed to be 100% each.
Supplementary Chart 7—2014‑2016 Performance RSU Grants—Performance Factors and Results

					2014
Performance Measure	Weight	Annual Growth Target	Growth Range	Payout % Range	Actual	Weighted
Annual Revenue Growth (%)	1/3	5.0%	2% to 7%	0% to 150%	4.5%	28.0%
Annual OPBDA Growth (%)	1/3	4.5%	0% to 6.1%	0% to 150%	4.7%	35.0%
Annual Free Cash Flow Growth (%)	1/3	8.0%	0% to 11.1%	0% to 150%	24.4%	50.0%
Annual Performance Factor						113.0%

3.     Our Compensation Program Objectives and Components of Pay
Objectives
We have developed compensation programs to support the following objectives: pay for performance; balance short‑ and long‑term goals and risk‑to‑reward relationships that encourage increasing long‑term stockholder value; and, recruit and retain talented executives. Supplementary Chart 8 shows how our primary compensation and benefit programs support our compensation program objectives.
Our Compensation Programs—What We Pay and Why
The principal compensation components for the NEOs are: base salary, an annual performance‑based bonus paid in cash, and an annual long‑term performance‑based incentive stock grant.
The NEOs are also eligible for benefits and perquisites that are part of a competitive compensation package that provides health, welfare, savings and retirement programs comparable to those provided to employees and executives at other companies in general industry.
Some compensation programs are related, meaning that the value of one program affects the value of another program. Increasing base salary increases target cash bonus and stock award opportunities, as well as savings, pension and disability benefits. Increasing or decreasing a bonus also affects pension and savings plan benefits, but long‑term incentive awards are excluded from the calculation of pension and savings plan benefits.
Supplementary Chart 8 — Compensation Programs

Link to Pay Program Objectives; Purpose / Key Characteristics	Targeted Pay Opportunity Level
Long‑term Incentives (1)
    • Pay for Performance
    • Balance the goals, risk, rewards
• Recruit and retain
Motivate and reward long‑term results by aligning efforts across the Company to achieve specific measurable results and increase long‑term shareholder value. Performance RSUs and stock options are considered variable compensation, generally, and granted annually as follows:
• Performance‑based RSUs (75% allocation) measured over a 3‑year period and paid in stock, and
• Stock options (25% allocation) that vest equally over 3 years and have a 10‑year term.

Combined base salary, target bonus and target long‑term incentive between the medians of the two benchmark groups. Depending on actual performance, payouts could be above or below the target level. (2)

Annual Bonus
• Pay for Performance
• Balance the goals, risk, rewards
• Recruit and retain
Motivate and reward current results by aligning efforts across the Company to achieve specific measurable results. Bonuses are considered variable compensation, are based on annual performance and are paid in cash.
Combined base salary and target bonus between the medians of the two benchmark groups. Depending on actual performance, payouts could be above or below the target level. (2)
Base Salary
• Balance the goals, risk, rewards
• Recruit and retain
Compensate for day‑to‑day performance at the executive’s level of responsibility based on skills, experience and accomplishments. Base salaries are considered fixed compensation and are paid in cash.
Between the medians of the two benchmark groups. (2)
Employee Benefits (3)
• Balance the goals, risk, rewards
• Recruit and retain
Health, welfare, disability and life insurance plans protect against catastrophic expenses and loss of income. The savings and pension plans provide retirement income.

Except for the few perquisites discussed following the 2014 Summary Compensation Table on page 34, the NEOs and other senior executives participate in the same benefit plans and on the same terms as all other employees; aggregate targeted value is around the median of general industry.

(1)	In light of the pending merger with AT&T, the long-term incentives for 2015 are entirely time-based RSUs.

(2)
The Committee may vary from these guidelines based on its assessment of an executive’s experience and level of contribution to the Company’s current and future success, as well as the executive’s compensation history.

(3)
The benefit plan descriptions accompanying the following charts provide an explanation of the major features of our employee benefit plans. These plans are administered and governed at all times by the official plan documents and the descriptions in this Form 10K/A of these plans are qualified in their entirety by reference to the applicable document. The Company reserves the right to amend, suspend or terminate the plans completely or in part at any time and for any reason.

Target Pay Mix
Pay mix is the percentage of each of base salary, target bonus opportunity and target long‑term stock‑based awards to the total of these three pay components. We have set a target profile for the senior executives, including the NEOs (other than the CEO), to provide approximately 50% of annual pay opportunity in stock‑based incentives, 25% in annual performance‑based bonus and 25% in base salary.
Benchmarking Groups
Market data and comparisons to our benchmark groups of companies provide a reference point for compensation. In 2014, there were no changes in the list of companies.
Since 2012, we have used two groups of companies to consider both the media industry and general industry compensation practices. We selected the two sets of companies using the same financial criteria. The selected companies range both above and below the Company in comparison factors such as revenue, market capitalization and net income. Certain companies that are significantly larger or smaller than the Company were excluded from the lists.
The media benchmark group focuses on companies in the media, telecommunications and multichannel video distribution industries. These companies reflect a broad set of companies in our industry; companies that our existing media benchmark group had identified in their benchmark group; and other companies that listed us as a peer without regard to size or industry.
Generally, the selected general industry companies focus on sales and services to consumers rather than to businesses. We use this general industry data to better understand pay levels, trends and practices for executives in similar jobs even though the companies are in different sectors and have different business models, products and services. These general industry companies tend to pay less than the media benchmark group, but nevertheless, we decided that reviewing the two benchmark groups’ pay practices separately would help us make appropriate compensation decisions.
In our reviews of the two benchmark groups, we determined that our revenue and market capitalization placed us near the top quartile of the media benchmark group, while in the general industry benchmark group, our revenue was in the top quartile and market capitalization was below the median.

Media Benchmark Group

Cablevision Systems Corporation
CBS Corporation
CenturyLink, Inc.
Charter Communications, Inc.
Comcast Corporation
Discovery Communications, Inc.
DISH Network Corporation
Gannett Co., Inc.
Liberty Global, Inc.
News Corporation
Sprint Corporation
Time Warner Cable Inc.
Time Warner Inc.
Viacom Inc.
Walt Disney Company
General Industry Benchmark Group

3M Company
Abbott Laboratories
Altria Group, Inc.
American Express Co.
Bristol Myers Squibb Co.
CIGNA Corp.
Colgate Palmolive Co.
Cummins Inc.
Deere & Co.
Eaton Corp
Emerson Electric Co.
General Mills Inc.
Kimberly Clark Corp.
McDonalds Corp.
Medtronic Inc.
PepsiCo Inc.
Southern Co.
Textron Inc.
US Bancorp
Xerox Corp.
Severance Plans and Post‑Termination Compensation
In 2012, we adopted a CEO Severance Plan and an Executive Severance Plan. Based on the Consultant’s previous research on the benchmark groups, and the Committee’s own experience, pre‑established arrangements to settle compensation and benefits help to retain key executives by providing assurances of appropriate treatment to the executives upon termination of employment. This allows the executive to focus his or her attention on the interests of the Company. These arrangements support the development of an experienced management team and are competitive with practices among the benchmark groups. In particular, following an executive’s involuntary termination (other than for cause), we believe that these plans provide for rapid transition out of the Company that is appropriate for the executive and consistent with the objectives of the Company’s compensation programs. The severance arrangements include restrictions not to compete with the Company and not to solicit employees to leave the Company. We consider the value of these restrictions when determining the levels of post‑employment compensation. There are no tax gross‑ups.
The Merger Agreement did not amend the terms and conditions of the CEO Severance Plan or the Executive Severance Plan. The Merger Agreement requires Mr. White’s 2015 equity award (and all other equity award recipients) be in the form of three-year time-based restricted stock units or RSUs which generally vest on a pro-rata basis. In the case of Mr. White, his 2015 RSU award provides for accelerated vesting and distribution of all the shares subject to the award if the merger with AT&T is consummated and Mr. White's employment terminates other than for Cause (as defined in the award).
Change in Control—“Double Triggers”
The terms and conditions of the stock awards generally require a “double trigger” for accelerated vesting. A “double trigger” is a change in control of the Company followed by a termination of the executive’s employment other than by resignation or for cause. We have no “single trigger” features in our other compensation or severance programs.
2014 Compensation Planning Analysis and Decisions
CEO Compensation Mr. White agreed to forego a new employment contract and serves at the Board’s discretion after his prior contract expired on January 1, 2013. The Committee reviewed the Consultant’s reports on CEO compensation among the media benchmark companies and the CEO’s past performance, and determined that the CEO’s total direct compensation would increase for 2014, but it would only increase in the performance-related incentive programs. Thus, his 2014 annual base salary remained unchanged at $1.7 million, which is about average among CEOs in our media benchmark group.
His annual performance bonus was increased to 225% of base salary at target level performance or $3.825 million for 2014. The actual amount of Mr. White’s annual bonus is based on achieving Company and individual performance goals set by the Committee and the Board each year, consistent with the bonus program for other senior executives.
The Committee intends that a large proportion of Mr. White’s pay will continue to be in the form of equity awards to continue to align his compensation with shareholder interests. Consequently, the Board had approved a $12 million stock option award effective in November 2012, which is scheduled to vest on December 31, 2015, after three years of performance and continued service. For 2014, the Committee took into account the $4 million annualized value of the November 2012 stock option award (one‑third of $12 million), and increased his 2014 equity award to $7.5 million in equity for 2014 in the form of (a) stock options ($1.875 million) and (b) performance‑based RSUs ($5.625 million). The stock options vest annually at the rate of one‑third of the original award each December 31, 2014, 2015 and 2016. The performance‑based RSUs are subject to the same 2014‑2016 performance metrics established for the other NEOs.
NEO Compensation The Committee evaluates changes in total direct compensation each year. An executive’s annual compensation opportunities are linked to current and future performance and not based on or limited by accumulated compensation and incentive awards for past achievements.
Compared to the benchmark groups, the pay levels for Messrs. Doyle, Churchill, Hunter and Pontual were competitive with our target levels. Overall, these NEOs received a 3% average increase in 2014 target total direct compensation, consistent with increases for employees in general.

4. Our Roles, Policies, Processes and Guidelines Related to Executive Compensation
Well‑Defined Roles in Compensation Decisions
Several participants play a role in compensation decisions.
Compensation Committee
The Committee and the Board evaluate the CEO’s performance and determine all adjustments to the CEO’s pay, annual bonus and all payouts of stock awards. The Committee also reviews the assessments of Company performance provided by the CEO and other information provided by management, and accepts or adjusts the CEO’s pay assessments for the other NEOs in light of analyses and advice provided by the Consultant and the Committee’s own evaluation of Company and NEO performance.
Although the Committee receives information and recommendations regarding the design and level of compensation of our NEOs from the Consultant and management, the Committee makes the final decisions as to plan design and compensation levels for the NEOs.
Independent Compensation Consultant
In 2014, the Committee continued to use Pay Governance LLC, an independent compensation consultant (Consultant) to obtain access to independent and objective compensation data, analysis and advice. Pay Governance is hired by and reports to the Committee. During 2014, Pay Governance LLC performed no work for management; the Committee reviewed the relationship for potential conflicts of interest under the latest SEC rules and confirmed the Consultant's independence.
The Consultant reviews briefing materials prepared by management for the Committee, calibrates plan designs, incentive opportunities and payouts with external performance information, and analyzes and provides objective advice and recommendations to the Committee on management’s recommendations and proposals. The Consultant also gathered, evaluated and reported on competitive market data and other background information, including insight on incentive plan design trends in general industry or among the benchmark groups.
Independent Legal Counsel
In 2014, the Committee continued to use Simpson Thacher & Bartlett, LLP (Simpson Thacher) as independent legal counsel. The Committee reviewed the relationship for potential conflicts of interest under the latest SEC rules and confirmed its independence. During 2014, Simpson Thacher advised the Committee on merger-related questions on CEO and executive compensation programs and also assisted the Company in regulatory matters related to the pending merger with AT&T.
CEO
The CEO provides the Committee with information to assist in the determination of annual base salaries, bonus payouts, stock plan payouts and whether to exercise its discretion to reduce bonuses or stock payouts from the maximum funding determined under those plans. The CEO provides: (i) an assessment of the performance of the business over the past calendar year and longer, including discussion of various business measures and the performance of each business unit and the primary operating areas; (ii) an assessment of individual performance of each NEO; (iii) recommendations as to the level of compensation to be paid to each other executive officer, and (iv) a self‑assessment of his individual performance against objectives established at the beginning of each year.

Management
Senior management plays an important role because of its direct involvement in and knowledge of the business goals, strategies, experiences and performance of the Company. Messrs. White, Hunter, Bosch, and our Vice President, Compensation, Benefits and Human Resources Information Systems, generally attend Committee meetings and provide information to the Committee. In addition, Mr. Doyle and the senior executives in the Investor Relations and Financial Planning departments recommend specific plan designs, performance measures and target levels of performance that are based on the short‑term and long‑term business plans and analyst reports.
Processes and Analytical Tools
The Committee considers a number of sources of information and uses various analytical tools to evaluate that information. When setting pay levels, no particular weight is given to any factor, although compensation data from the benchmark groups is considered more relevant to our pay levels than other sources of information. The Committee relies on its judgment and experience to set compensation for each executive that is competitive with the benchmark groups, fair internally, and appropriate based on the Company’s performance and on the executive’s level of responsibility, experience and contribution.
Financial Performance Reviews
To evaluate past performance and to set future performance goals, the Committee reviews reports on past and forecasted financial and operational performance measures for the Company, DIRECTV US and DIRECTV Latin America, as well as analysts’ consensus forecasts. The Committee also reviews the Company’s performance relative to that of the benchmark groups in key financial measures.
Pay for Performance Alignment Reviews
The Committee regularly reviews analyses by the Consultant on the alignment between performance and realizable pay. Realizable pay is compared to Company performance, benchmark groups’ performance and the benchmark groups’ NEO earned and estimated pay. Realizable pay consists of actual base salary and bonuses earned, in‑the‑money value of stock options, end of period restricted stock value, and earned or estimated performance plan payouts during a historical three‑year period.
For purposes of this CD&A, the three‑year period used to assess pay and performance alignment against the benchmarking groups was 2011 through 2013 because, for most companies, 2014 financial data was not available at the time of the evaluation. For performance during 2011‑2013, we measured the compound annual growth rates of CFBIT, revenue, and three‑year and five‑year TSR, each as compared to our benchmark companies. When we compare actual pay and actual performance, we use the relative percentile ranking of each to evaluate the alignment between pay and performance.
Independent Reports
The Committee also reviews materials prepared or reviewed in advance of Committee meetings by the Consultant.
Tally Sheets
Tally sheets enable the Committee to evaluate the full range of executive compensation, understand the magnitude of potential payouts as a result of termination of employment, and consider changes to our compensation programs in light of “best practices” and emerging trends.
Stock Ownership
Stock ownership is an additional way to align the financial interests of the executive officers with those of our stockholders. Our stock ownership guidelines cover all elected officers of the Company and executive vice presidents who report to the CEO. These executives are required to acquire and hold until retirement, resignation or other termination of employment, shares of Common Stock equal in value to a multiple of the executive’s base salary. The multiple for the CEO is six times base salary and the multiple for the other executives is three times base salary (for elected officer senior vice presidents, two times). We count directly and beneficially owned shares, vested performance RSUs, vested in‑the‑money stock options and shares or equivalents held in the savings plans. Each executive has five years to attain the required ownership level.
We believe that these target levels of ownership and the five‑year accumulation period provide an appropriate balance between the interests of shareholders (i) to link an executive’s compensation and accumulated wealth to increasing the stock price, (ii) to avoid the risk of excessive concentration of stock ownership that could affect business decisions by management, with (iii) an executive’s interest for an appropriate opportunity to diversify personal assets. As of our annual review in 2014, each of the NEOs meets the required standards.
Stock Trading Controls, Hedging, Short Sales and Pledging
We maintain a policy that is applicable to all employees and the Board of Directors and prohibits insider trading and ownership of financial instruments or participating in investment strategies that hedge the economic risk of owning Company stock, including share pledging through margin accounts or as collateral.
NEOs generally are permitted to trade shares of the Company’s Common Stock only during limited periods after public dissemination of the Company’s annual and quarterly financial results.
Recovery of Compensation
It is our policy to take reasonable efforts to recover cash and stock incentive awards in excess of the properly recalculated incentive awards that had been paid to executives based on financial or operating results that were subsequently restated or adjusted for any of the three prior years. Depending on the facts and circumstances, we may also seek recovery of the excess awards from present and former non‑executive managers and employees.
Tax and Accounting Implications of Compensation
Base salaries and cash bonuses are generally considered taxable income to the executive and compensation expense to the Company when earned. We have no agreements, arrangements or other programs that provide tax gross‑ups, other than for reimbursement for certain types of expenses under our relocation program that are treated as taxable income for the recipient.
Accounting for Savings and Pension Plans: Under Section 401(k) of the Code, which applies to the 401(k) Savings Plan, and Section 409A of the Code, which applies to the Restoration Savings Plan, the Restoration Pension Plan and the Executive Savings Plan, executive and Company contributions to the plans are not treated as current income to the executive. The related income taxes are deferred until the amounts are paid out to the executive, typically upon termination of employment. Further, for tax purposes, the Company defers recognition of the compensation expense for the executives’ contributions to the Section 409A plans until payout.
Accounting for Stock Awards: We record compensation expense for performance RSUs and stock options on a straight‑line basis over the service period of up to three years, based upon the fair value of the award on the grant date, and adjusted for anticipated payout percentages related to the achievement of performance targets and reduced for forfeitures in accordance with the Financial Accounting Standards Board’s accounting standard for stock compensation.
Tax Deductible Compensation: The Committee considers the potential impact of Section 162(m) of the Code on compensation decisions. Section 162(m) disallows a tax deduction by the Company for compensation exceeding $1 million in any taxable year for each of the CEO and the other three highest compensated senior executive officers, excluding the CFO. Performance‑based compensation is excluded from the $1 million limitation for plans that are approved by the stockholders of the Company and that meet certain other technical requirements; contributions to pre‑tax savings plans are also excluded. Our annual bonuses, performance RSUs and stock options are intended to meet the performance‑based compensation requirements, while base salary and perquisites do not. Because of ambiguities and uncertainties as to the application and interpretation of

Section 162(m), we can give no assurance that compensation intended to satisfy the requirements for deductibility does, in fact, do so.
Compensation arrangements that are not fully deductible have been considered by the Committee from time to time, and may be considered in the future. While accounting and tax treatment are relevant compensation issues, the Committee believes that stockholder interests are best served by not restricting flexibility in designing compensation programs, even though such programs may result in non‑deductible compensation expenses for tax purposes.
No Material Inappropriate Risks in Executive and Employee Compensation Programs

In 2013, the Consultant reviewed our incentive programs and found no program features that might encourage management to incur significant risk to the Company. The Committee reviewed the Consultant’s report and concurred with that conclusion. There were no material changes in these programs in 2014.

5.    2014 Summary Compensation Table and Related Tables
The 2014 Summary Compensation Table shows the compensation paid or accrued by the Company for the NEOs.
2014 Summary Compensation Table

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non‑Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Non-Qualified Deferred Compensation Plan Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Michael White	2014	1,700,001		5,625,075	1,875,018	6,000,000	221,061	398,260	15,819,415
Chairman, President and Chief Executive Officer	2013	1,694,167		4,500,049	1,500,006	4,300,000	211,247	333,193	12,538,662
	2012	1,555,782		0	12,000,106	4,000,000	163,421	323,957	18,043,266
Patrick Doyle	2014	865,462	90,000	1,244,282	414,768	1,738,000	1,942,021	118,058	6,412,591
Executive Vice President and Chief Financial Officer	2013	842,771		1,205,598	401,870	969,000	418,528	83,950	3,921,717
	2012	821,162		1,306,387	391,885	926,000	1,350,721	81,069	4,877,224
Bruce Churchill	2014	1,468,001		1,946,319	648,751	3,132,000	217,084	192,022	7,604,177
Executive Vice President and President DIRECTV Latin America and New Enterprises	2013	1,429,619		1,883,485	627,829	2,021,000	242,841	146,020	6,350,794
	2012	1,389,634		5,375,579	612,521	2,428,000	178,911	160,926	10,145,571
Larry Hunter	2014	1,153,385		1,659,068	553,024	2,207,000	896,755	143,872	6,613,104
Executive Vice President and General Counsel	2013	1,123,694		1,607,431	535,816	1,241,000	864,681	102,355	5,474,977
	2012	1,088,472		1,741,850	522,509	1,185,000	2,221,526	98,744	6,858,101
Romulo Pontual	2014	951,157		1,224,777	408,258	1,450,000	108,828	57,971	4,200,991
Executive Vice President and Chief Technology Officer	2013	930,020		1,185,823	395,269	818,000	109,968	57,208	3,496,288
	2012	925,720		1,240,143	372,008	780,000	81,418	85,097	3,484,386

Officers—column (a)
Mr. White is the Chief Executive Officer, Mr. Doyle is the Chief Financial Officer and Messrs. Churchill, Hunter and Pontual are the other NEOs. Mr. White is also a director and Chairman of the Company, but earns no additional compensation in that capacity. Charitable matching contributions in Mr. White’s name under the Company’s charitable contribution program are reported in column (i), All Other Compensation and discussed on page 36.
Salary—column (c)
The amounts shown in column (c) include amounts that the executive contributed to the 401(k) Savings Plan, the Restoration Savings Plan and the Executive Savings Plan.
Bonus—column (d)
The amounts shown in column (d) include a discretionary bonus that Mr. Doyle received for 2014.
Stock Awards and Option Awards—columns (e) and (f)
The amounts shown in columns (e) and (f) represent the grant date fair value of stock‑based incentive compensation grants.

•
On November 7, 2012, Mr. White was awarded a stock option for 706,720 shares of stock that is scheduled to vest on December 31, 2015. The option was valued at $12 million using the Black‑Scholes valuation method at the date of the award.

•
For the CEO and the other NEOs, the 2014 RSUs and 2014 stock options were granted on February 21, 2014 and are valued in columns (e) and (f) at the $75.02 per share closing price of the Common Stock on that date.

For a discussion of the assumptions made in the valuation of the amounts shown in columns (e) and (f), refer to Note 17: Share‑Based Compensation of the Notes to the Consolidated Financial Statements of Form 10‑K for the fiscal year ended December 31, 2014 filed with the SEC on February 25, 2015 (the 2014 10‑K).
The maximum amounts of the target stock awards granted in 2014 as shown in column (e), valued at the grant date price per share and assuming (i) achievement of the maximum 150% of the three‑year performance goals ending December 31, 2016, and (ii) no increase in stock price, are: Mr. White $8,437,612; Mr. Doyle, $1,866,423; Mr. Churchill, $2,919,479; Mr. Hunter, $2,488,601; and Mr. Pontual, $1,837,165.
Non‑Equity Incentive Compensation—column (g)
The amounts shown in column (g) represent performance‑based bonuses earned under the Bonus Plan for performance during 2014, but actually paid in 2015, and include amounts that the executive contributed to the 401(k) Savings Plan and the Restoration Savings Plan.
Change in Pension Value and Non‑Qualified Deferred Compensation Plan Earnings—column (h)
The amounts shown in column (h) are the change in value of each NEO’s accumulated pension benefit as of December 31, 2014 compared to December 31, 2013.
Mr. Doyle's pension value increased by $1,942,021 (compared to $418,528 in 2013). Approximately 45% of this increase is the result of changes in the lump sum conversion rate, the valuation interest rate, and in the mortality table used to value annuities. The remaining change is largely due to an increase in his Final Average Earnings (a significant increase in his pensionable pay occurred between 2009 and 2010, and the 2009 compensation amount is now dropping out of the average), and one additional year of service.
Refer to Note 14: Pension and Other Postretirement Benefit Plans of the Notes to the Consolidated Financial Statements of our 2014 10‑K for a discussion of the assumptions made in the valuation of the amounts shown.
The amounts in column (h) do not include any earnings in non‑qualified deferred compensation plans because none of the earnings in those plans exceed market rates.
All Other Compensation—column (i)
The Company provides health and welfare benefit plans to its employees and executive officers that are comparable to benefits provided by other major companies, including medical, dental and vision care; life insurance and dependent life insurance; accidental death and dismemberment insurance; short‑term and long‑term disability insurance; paid time‑off for illness, vacations, holidays and other personal needs; and matching contributions for charitable or political action committee contributions. Because we provide these health and welfare benefit programs to all employees generally, the value of these programs is excluded from this column.
Supplementary Chart 9 provides details on the amounts disclosed in column (i).
Supplementary Chart 9—All Other Compensation

Name (a)	Perquisites and Other Personal Benefits ($) (b)	Company Matching Contributions to Defined Contribution Savings Plans ($) (c)	Other ($) (d)	Total ($) (e)
Michael White	70,426	303,003	24,832	398,261
Patrick Doyle	5,676	107,662	4,719	118,057
Bruce Churchill	3,935	184,040	4,047	192,022
Larry Hunter	5,727	134,400	3,745	143,872
Romulo Pontual	4,161	42,723	11,087	57,971

Perquisites and Other Personal Benefits—column (b)
The Company does not provide tax gross ups or reimbursements, executive medical, car allowances, tax or financial planning, or club memberships. For the few perquisites that we do provide, the Company follows IRS guidelines to report the value as income to the executive and withhold the appropriate taxes from the executive’s pay.
The amounts in column (b) of Supplementary Chart 9 include the personal use of Company aircraft and Company‑paid premiums for long‑term disability insurance and personal liability insurance. Tickets to sporting and other entertainment events are sometimes provided, without charge, to certain employees, including the NEOs, to attend these events for business purposes. Tickets are made available to employees, including the NEOs, for personal use only if the tickets are not otherwise needed for business use. The Company does not incur incremental costs with respect to personal use of these tickets because the tickets were purchased by the Company for business purposes.
The Company owns a plane that is available to NEOs for business travel. When not needed for business travel, the plane is available for personal use on a limited basis and only as approved by the CEO. The Board encourages the CEO to use the Company plane even for personal travel to ensure his personal safety and maximize his availability for Company business. For Mr. White, the amount shown includes $66,491 for personal use of the Company plane. This is the incremental cost to the Company including the average cost of fuel, in‑ flight catering, landing, hangar and parking fees, other variable fees and crew travel expenses. Because the Company uses the plane primarily for business travel, we do not include ownership costs or aircraft maintenance expenses that do not change based on usage.
We provide long‑term disability insurance equal to 60% of base salary and personal liability insurance with a coverage limit of $10 million, both at no cost to a limited number of executives, including all of the NEOs.
Company‑Matching Contributions to Savings Plans—column (c)
The amounts shown in column (c) of Supplementary Chart 9 include Company matching contributions to three savings plans, the 401(k) Savings Plan, the Restoration Savings Plan and the Executive Savings Plan. The Company‑matching contributions for executives in the 401(k) Savings Plan and Restoration Savings Plan are determined by the same rules as Company matching of employees’ contributions generally. In 2014, the matching contributions to the 401(k) Savings Plan were $10,400 for Mr. White; $9,942 for Mr. Doyle; $10,400 for Mr. Churchill; $10,400 for Mr. Hunter, and $10,400 for Mr. Pontual. In 2014, the Company matching contributions to the Restoration Savings Plan were $292,603 for Mr. White; $97,721 for Mr. Doyle; $173,640 for Mr. Churchill; $124,000 for Mr. Hunter; and $32,323 for Mr. Pontual. In 2014, there were no matching contributions to the Executive Savings Plan for any of the NEOs.
Other—column (d)
The amounts shown in column (d) of Supplementary Chart 9 include:

•
Complimentary DIRECTV Service We provide all full‑time employees with complimentary DIRECTV service (including home installation) at the Premier level, plus local channels and a variety of premium programming packages. The NEOs also receive a DIRECTV HD DVR, and all other channels (including all subscription channels and HD).

•
Matching Charitable Contributions Company‑matching contributions to charities and political action committees are broad‑based programs available to all employees and management and, under SEC rules, are not disclosed for individual NEOs. However, SEC rules also require disclosure of matching charitable contributions for Mr. White as a director; “Other” in column (d) includes $20,000 in matching contributions for Mr. White’s contributions to qualifying charities.

2014 Grants of Plan‑Based Awards
The 2014 Grants of Plan‑Based Awards Table and the discussion following the table describe awards made under the Bonus Plan for 2014 and the award of RSUs and stock options under the 2010 Stock Plan.

		Estimated Future Payouts Under Non‑Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)	Options (#) (i)	Awards ($/SH) (j)	Awards ($) (k)
Michael White	2/13/14	0	3,825,000	8,500,000
Patrick Doyle	2/13/14	0	869,000	1,738,000
Bruce Churchill	2/13/14	0	2,211,000	4,422,000
Larry Hunter	2/13/14	0	1,158,000	2,316,000
Romulo Pontual	2/13/14	0	764,000	1,528,000
Michael White	2/21/14				0	74,981	112,472			5,625,075
Patrick Doyle	2/21/14				0	16,586	24,879			1,244,282
Bruce Churchill	2/21/14				0	25,944	38,916			1,946,319
Larry Hunter	2/21/14				0	22,115	33,173			1,659,068
Romulo Pontual	2/21/14				0	16,326	24,489			1,224,777
Michael White	2/21/14							70,278	75.02	1,875,018
Patrick Doyle	2/21/14							15,546	75.02	414,768
Bruce Churchill	2/21/14							24,316	75.02	648,751
Larry Hunter	2/21/14							20,728	75.02	553,024
Romulo Pontual	2/21/14							15,302	75.02	408,258

One‑Year Performance Period (2014): Estimated Future Payouts under Non‑Equity Incentive Plan Awards—columns (c), (d) and (e)
The amounts shown in columns (c), (d) and (e) show the range of potential 2014 annual bonus amounts. Elected officers are the only participants in the Executive Officer Cash Bonus Plan. The target value of an executive’s bonus is based on the percentage of base salary set by the Committee assuming achievement of 100% of the performance goals. The Committee sets the maximum bonus amount that may be earned by each elected officer at the beginning of the performance period. The maximum 2014 Bonus Plan fund was $8.5 million for the CEO, and two times the target bonus for each of the other NEOs. The Committee may reduce, but not increase above the maximum, a bonus earned at the end of the performance period based on its evaluation of Company and individual performance. In measuring performance, the Executive Officer Cash Bonus Plan excludes any material change in corporate capitalization, any material corporate transaction (such as a merger), or any complete or partial liquidation of the Company (or material portion of the Company), any change in accounting policies or practices, and effects of any special charges to the Company’s earnings. To focus further on DTVLA’s operating performance as a component of overall Company performance, we exclude the effects of currency rate fluctuations during the year. The amounts actually earned and paid to the NEOs for 2014 are shown in the 2014 Summary Compensation Table in column (g) on page 34. References to the Executive Officer Cash Bonus Plan are qualified in their entirety by reference to the full plan filed as Annex B to the DIRECTV Definitive Proxy Statement filed by DIRECTV with the SEC on April 21, 2010.
Three‑Year Performance Period (2014‑2016): Estimated Future Payouts under Equity Incentive Plan Awards—columns (f), (g) and (h)
The amounts shown in columns (f), (g) and (h) represent the number of performance‑based RSUs granted in 2014. When the Committee determined the target 2014 equity award value for each NEO, including the CEO, the award value was allocated as 75% performance‑based RSUs and 25% stock options. The target RSU award value was converted to RSUs based on the value of the stock on the grant date.
The three‑year performance period is January 1, 2014 to December 31, 2016. The consolidated performance goals were based on the compound annual growth rates necessary to achieve the 3‑year business plan updated in the first quarter of 2014. In measuring performance, the 2010 Stock Plan excludes any material change in corporate capitalization, any material corporate transaction, or any complete or partial liquidation of the Company (or material portion of the Company), any change in accounting policies or practices, and effects of any special charges to the Company’s earnings.
The Committee previously determined that the February 2013 Venezuela currency devaluation resulted in a special charge, excluded this item when evaluating 2013 performance in each outstanding RSU award and also determined to exclude future changes in Venezuelan currency for determining performance against the applicable performance goals. In 2014, the Committee determined that when evaluating 2014-2016 consolidated performance, it would exclude Venezuela’s business plan and results, and would continue to exclude the effects of currency rate fluctuations for the other DIRECTV Latin America countries.
In the Merger Agreement, AT&T and DIRECTV have agreed that the RSU performance for the year of the merger and any subsequent year will be deemed to be at target. This agreement would affect both the 2013-2015 RSU awards and the 2014-2016 RSU awards.
When RSUs are granted, the Committee also sets the maximum number of RSUs that may be earned by each elected officer at the end of the three‑year performance period, which for the 2014‑2016 RSU Plan is 150% of the target number of shares. At the Committee’s discretion, RSU awards may be paid in cash in lieu of stock.
The 2014‑2016 RSUs were granted with dividend equivalents, which would provide additional value if the Company pays dividends during the three‑year performance period. The dividend equivalents would be paid or cancelled in the same manner and at the same time as the underlying RSUs are paid or cancelled at the end of the three‑year performance period. The dividend equivalents would be payable as cash, but we reserve the right to convert the payment to shares.
No stock is issued until (i) the performance measurement period is completed, (ii) the Committee determines the actual level of performance, and (iii) the Committee determines the number of RSUs to be converted one‑for‑one into shares of Common Stock to be issued to each executive. The Committee may reduce, but not increase, the number of shares earned at the end of the performance period based on its evaluation of Company and individual performance. There were no other modifications to any current or previous stock awards made to the NEOs, other than through the Merger Agreement as explained above.
All Other Option Awards: Number of Securities Underlying Options and Exercise Price—columns (i) and (j)
The amounts shown in columns (i) and (j) are the numbers of stock options awarded during 2014 and the related exercise price per share. The NEOs’ options vest and become exercisable at the rate of one‑third of the awarded number of options each year for 3 years. The options expire after ten years or earlier under certain terminations of employment. The options were awarded without dividend equivalents.

Grant Date Fair Value of Stock and Option Awards—column (k)
The amounts shown in column (k) represent the fair value of the 2014 RSU and stock option awards on the grant date, and assume that the target number of RSUs is earned under the plan.
The RSUs in column (g) were granted to the NEOs on February 21, 2014, and are valued in column (k) at the $75.02 per share closing price of the Common Stock on that date. This valuation does not include any potential value for dividend equivalents, because the Company currently does not pay dividends. Similarly, the 2014 Summary Compensation Table on page 34 does not include any potential value for dividend equivalents.
The stock options in column (i) were granted to the NEOs on February 21, 2014, with the market closing price on the award date as the exercise price. The previously approved target award value was converted to the number of options awarded based on the Black‑Scholes value determined as of the award date and using the closing market price on that date. The options are valued in column (k) at the Black‑Scholes value.
2014 Outstanding Equity Awards at Fiscal Year‑End
This table and the discussion following the table provide information on all equity awards granted to the NEOs that were outstanding as of the end of 2014.

		Option Awards					Stock Awards
Name (a)	Grant Date (b)	Number of Securities Underlying Unexercised Options (#) Exercisable (c)	Number of Securities Underlying Unexercised Options(1) (#) Unexercisable (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Option Value at Year‑End ($) (g)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#) (h)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that Have Not Vested ($) (i)
Mike White	11/07/12	0	706,720	49.49	11/07/22	26,297,052
	2/15/13	59,382	29,692	49.19	2/15/23	3,341,166	91,483 (2)	7,931,577
	2/21/14	23,426	46,852	75.02	2/21/24	820,848	112,471 (3)	9,751,236
Totals		82,808	783,264			30,459,066	203,954	17,682,813

Patrick Doyle	2/17/12	30,145	0	44.98	2/17/22	1,257,650
	2/15/13	15,908	7,956	49.19	2/15/23	895,139	24,509 (2)	2,124,931
	2/21/14	5,182	10,364	75.02	2/21/24	181,578	24,879 (3)	2,157,010
Totals		51,235	18,320			2,334,367	49,388	4,281,941

Bruce Churchill	2/17/12	47,117	0	44.98	2/17/22	1,965,722
	2/15/13	24,854	12,428	49.19	2/15/23	1,398,448	38,290 (2)	3,319,743
	2/21/14	8,105	16,211	75.02	2/21/24	284,011	38,916 (3)	3,374,018
Totals		80,076	28,639			3,648,181	77,206	6,693,761

Larry Hunter	2/17/12	40,193	0	44.98	2/17/22	1,676,852
	2/15/13	21,212	10,606	49.19	2/15/23	1,193,494	32,678 (2)	2,833,183
	2/21/14	6,909	13,819	75.02	2/21/24	242,104	33,172 (3)	2,876,013
Totals		68,314	24,425			3,112,450	65,850	5,709,196

Romulo Pontual	2/17/12	28,616	0	44.98	2/17/22	1,193,860
	2/15/13	15,648	7,824	49.19	2/15/23	880,435	24,107 (2)	2,090,077
	2/21/14	5,100	10,202	75.02	2/21/24	178,728	24,489 (3)	2,123,197
Totals		49,364	18,026			2,253,023	48,596	4,213,274

(1)	Mr. White’s November 2012 stock options vest 100% on December 31, 2015, with no scheduled interim vesting. The remaining NEOs’ February 2013 stock options vest one‑third annually on December 31st of

2013, 2014 and 2015. All NEOs’ February 2014 stock options vest one‑third annually on December 31st of 2014, 2015 and 2016.

(2)
For performance‑based RSUs granted in 2013 with a performance period of January 1, 2013 to December 31, 2015 (which is also the vesting date), the number of shares is shown at target because the current cumulative performance is between target and threshold performance levels.

(3)
For performance‑based RSUs granted in 2014 with a performance period of January 1, 2014 to December 31, 2016 (which is also the vesting date), the number of shares is shown at the maximum payout level because the current cumulative performance is between target and maximum performance levels.

Columns (c), (d), (e), (f) and (g) show information for stock options.
Column (h) shows outstanding RSU grants whose three‑year performance periods are still in progress and not yet ended.
The values of the stock options are shown in column (g) and the values of the unvested RSUs are shown in column (i) based on the $86.70 per share closing stock price on December 31, 2014. The actual value of each stock option and RSU grant varies with the stock price and, for RSUs, also with the Company’s performance against the targets.
The information in columns (g) and (i) of this table is related to the information in the 2014 Summary Compensation Table, on page 34, columns (f) and (e), respectively. All outstanding awards at year‑end are shown in columns (g) and (i) of this table at the closing market price of $86.70 per share on December 31, 2014 and, for RSUs, adjusted for cumulative actual performance. The Stock Awards and Option Awards values shown in the 2014 Summary Compensation Table, columns (e) and (f) respectively, represent the 2014 grant date values for equity awards granted in 2014 and, for RSUs, assume 100% performance.
2014 Option Exercises and Stock Vested
This table and the notes following provide additional information regarding the compensation realized by the executives in 2014 due to the exercise of stock options and the acquisition of shares upon the distribution of RSUs.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized on Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized on Vesting ($) (e)
Michael White	0	0	N/A	N/A
Patrick Doyle	0	0	27,728	2,419,545
Bruce Churchill	0	0	114,097	9,956,104
Larry Hunter	0	0	36,971	3,226,089
Romulo Pontual	0	0	26,322	2,296,858

Stock Options No stock options were exercised in 2014.
Vested Stock Awards The amounts shown in column (d) are from the 2012‑2014 RSU grants and are valued in column (e) at the $87.26 per share closing market price on February 20, 2015 when the taxable value of the shares to be distributed was determined.
Mr. White did not receive a 2012‑2014 RSU grant, and thus, no shares are shown in column (d).
Understanding the 2014 Pension Benefits Table
We provide an employee pension program with total pension values allocated between two components, the Pension Plan and the Restoration Pension Plan. The Restoration Pension Plan is a benefit restoration plan, designed to replace pension benefits that would otherwise be limited by IRS regulations for the Pension Plan. Eligibility and benefit formulas in both the Pension and Restoration Plans are the same for employees and executives. All employees whose compensation or pension benefit exceeds legislated pay limits on the Pension Plan automatically participate in the Restoration Pension Plan. In the pension benefit formulas, the maximum benefit amount permitted by applicable law and regulations is paid from the Pension Plan and the balance is paid from the Restoration Pension Plan.
The pension plans provide benefits based on an employee’s length of service and pay. Pension benefits are determined, in part, using the employee’s actual age and years of benefit service. Age and length of service for the NEOs are calculated on the same basis as for other employees. In the Restoration Pension Plan, as a practice, the Company does not provide additional years of age or benefit service and no NEO has been credited with additional years of age or benefit service.
Benefit Formulas
There are two benefit formulas provided by the Pension Plan and the Restoration Pension Plan applicable to the NEOs. Eligibility for a specific formula depends on the employee’s date of hire. Each formula’s benefits vest after three years of service.
The formulas are:

(i)	a Non‑Contributory Benefit for employees hired on or after August 2, 1990, but before December 1, 2001, and

(ii)	a Retirement Growth Benefit, also called a cash balance benefit, which was established December 1, 2001 for employees hired after November 30, 2001.
Employees who were participants in the Non‑Contributory Benefit as of December 1, 2001, will receive the better of that benefit or the Retirement Growth Benefit. Messrs. Doyle and Hunter participate in the Non‑Contributory Benefit, and will receive the better of the benefit under the Non‑Contributory Benefit or the Retirement Growth Benefit. Messrs. White, Churchill and Pontual participate in the Retirement Growth Benefit.
The Non‑Contributory Benefit is a final average pay benefit using the highest five out of the last 10 years of pensionable compensation. The Company calculates benefits as a percentage of final average monthly pay for up to 35 years of service (and a lesser percentage after 35 years of service) minus an offset for Social Security. The resulting amount is a monthly life annuity payable at Social Security Normal Retirement Age (SSNRA), which is 65, 66 or 67 depending on the year of birth. For early retirement within three years before the employee’s SSNRA, this benefit is not reduced as long as the employee has at least ten years of continuous service on or prior to separation from service. Otherwise, the benefit is reduced. The Company uses actuarial conversion factors to determine the benefit under different payment options (see “Forms of Benefit Payments” on page 42).
The Retirement Growth Benefit provides an account‑balance benefit based on (a) a percentage of pensionable compensation and (b) interest. The percentage of pensionable compensation increases by years of vesting service up to the maximum 4% per year after the employee’s fifth year of service. However, for employees hired before December 1, 2006, the percentage is 4% per year. The formula provides an amount payable as a lump sum. The Company uses actuarial conversion factors to determine the benefit under different payment options.
Retirement Age
Each of the NEOs is currently eligible to retire under both the Pension Plan and the Restoration Pension Plan. The plans assume that an employee’s retirement age is the earliest of (i) the normal retirement age defined in the plan, (ii) age 65, or (iii) the earliest age when an employee has earned an unreduced retirement benefit. Participants under the Non‑Contributory Benefit and the Retirement Growth Benefit are eligible to retire early beginning at age 55 after completing three years of service with the Company, which is when accrued benefits vest. The Plans also provide for retirement at earlier age and service levels, but the benefit is reduced.

Pensionable Compensation
In the Pension Plan and the Restoration Pension Plan, benefits are determined using base salary and annual bonuses, which means that the value of a pension depends partially on achievement of business goals. Both Plans exclude the value of stock awards and all other long‑term incentive awards. There is no double counting of compensation between the two plans.
Forms of Benefit Payments
The forms of benefit payments are similar in both of the plans. Employees may elect a different form and timing of benefit payments from each plan. Participants who terminate or retire may elect to receive benefits as a lump sum, a single life annuity, various joint and survivor annuities, a 10‑year period certain, and a 10-year period certain and continuous.
The 2014 Pension Benefits Table provides additional information regarding each NEO’s participation in the Company’s pension plans and the present value of those benefits as of December 31, 2014. No actuarial pre‑retirement decrements are used in these calculations. Refer to Note 14: Pension and Other Postretirement Benefit Plans of the Notes to the Consolidated Financial Statements of our 2014 10‑K, for a discussion of the assumptions made in the valuation of the amounts shown in column (d).
2014 Pension Benefits

Name (a)	Plan name (b)	Number of years of credited service (#) (c)	Present Value of Accumulated Benefit ($) (d)
Michael White	Pension Plan	5	48,360
	Restoration Pension Plan	5	748,688
Patrick Doyle	Pension Plan	21	842,467
	Restoration Pension Plan	21	5,574,059
Bruce Churchill	Pension Plan	11	148,811
	Restoration Pension Plan	11	1,456,563
Larry Hunter	Pension Plan	20	958,412
	Restoration Pension Plan	20	9,531,364
Romulo Pontual	Pension Plan	11	142,946
	Restoration Pension Plan	11	648,881

Understanding the 2014 Non‑Qualified Deferred Compensation Table
We provide three savings plans for employees and executives: a 401(k) Savings Plan, a Restoration Savings Plan and the Executive Savings Plan. These savings plans are sometimes referred to as “deferred compensation plans” because by contributing a percentage of their compensation to the savings plans, employees defer receipt of that money until the date they withdraw their savings balances. Under SEC rules, only the Restoration and Executive Savings plans are included in the following table.
The 401(k) Savings Plan is a broad‑based employee savings plan. Employees may contribute base salary and annual bonuses up to dollar limits established annually by the IRS. We match 100% of employee contributions up to the first 4% of base salary and bonus the employee contributes. The Company matching contributions vest after two years of service. Employees may invest their contributions in a variety of funds, including a Company stock fund. Withdrawals from the 401(k) Savings Plan are permitted by applicable regulations.
The Restoration Savings Plan is designed to replace savings opportunities from base salary and annual bonuses that are reduced or otherwise limited by IRS rules for the 401(k) Savings Plan. Employee contributions to the Restoration Savings Plan begin after the employee has reached the maximum possible wage permitted by the

Code to the 401(k) Savings Plan. We allow eligible employees to save up to 50% of base salaries and up to 80% of bonuses in the Restoration Savings Plan.
The Restoration Savings Plan has many features that mirror the 401(k) Savings Plan including Company matching contributions, vesting and investment choices. Employees may invest their contributions into the same funds that are available in the 401(k) Savings Plan. However, no actual monies are invested in these funds to avoid tax consequences that conflict with the pre‑tax nature of this Plan, and thus, these investments are referred to as “notional investments.” To the extent that the notional investment gains exceed employee contributions at the date of distribution, the Company pays the increase in value. The Restoration Savings Plan permits distributions while employed and following termination of employment as a lump sum and as annual installment payments.
The Executive Savings Plan is a pre‑tax savings plan. Contributions from base salary and bonuses earn interest at a rate that is fixed annually and approximates 120% of 10‑year Treasury Note rates. Shares of Company stock contributed to the Plan vary in value based on the closing stock price each day. The Plan permits distributions following termination of employment as lump sum or annual installment payments. The Plan does not currently permit additional contributions.
The 2014 Non‑Qualified Deferred Compensation table and the discussion following provide information regarding each NEO’s participation in the non‑qualified savings plans. Other than earnings in column (e), all contributions are also reported in the 2014 Summary Compensation Table on page 34.
2014 Non‑Qualified Deferred Compensation

Name (a)	Plan Name (b)	Executive Contributions in Last FY ($) (c)	Company‑Matching Contributions in Last FY ($) (d)	Aggregate Earnings in Last FY ($) (e)	Aggregate Withdrawals/ Distributions ($) (f)	Aggregate Balance at Last FYE ($) (g)

Michael White	Restoration Savings Plan	297,600	292,603	122,005	0	2,846,099
	Executive Savings Plan	0	0	9,137,477	0	44,986,896
Patrick Doyle	Restoration Savings Plan	512,662	97,721	496,490	0	4,584,099
	Executive Savings Plan	0	0	66,953	0	329,633
Bruce Churchill	Restoration Savings Plan	412,978	173,640	471,145	0	6,131,501
	Executive Savings Plan	0	0	0	0	0
Larry Hunter	Restoration Savings Plan	1,250,477	124,000	518,283	0	6,885,733
	Executive Savings Plan	0	0	145,382	0	1,861,756
Romulo Pontual	Restoration Savings Plan	32,323	32,323	418,358	0	2,133,529
	Executive Savings Plan	0	0	69,912	0	344,199
Executive Contributions—column (c)
The amounts shown in column (c) represent compensation that was earned in 2014 and that the NEOs elected to contribute to the Restoration or Executive Savings Plans. The amounts shown in column (c) that came from 2014 base salary and the 2014 bonus paid in early 2015 are also included in the 2014 Summary Compensation Table, columns (c), (d) and (g), respectively, on page 34.

Company Matching Contributions—column (d)
The amounts shown in column (d) represent Company‑matching contributions to the Restoration Plan. The matching amounts shown in column (d) that came from 2014 base salary and the 2014 bonus paid in early 2015 are included in the amounts shown in the 2014 Summary Compensation Table, column (i) on page 34 and the Supplementary Chart 9, column (c) on page 36.
Earnings—column (e)
The amounts shown in column (e) include gains or losses on notional investments in the Restoration or Executive Savings Plans. The interest and earnings from notional investments in this column are all at market rates and, therefore, are not included in the 2014 Summary Compensation Table, column (h) on page 34.
Mr. White’s earnings and ending balance in the Executive Savings Plan are from his contribution of 518,880 shares of DIRECTV common stock that were earned from the 2010‑2012 performance RSUs, that vested in early 2013 and were reported in the 2013 proxy statement. The earnings represent the increase in stock price during 2014 after his share contribution in 2013.
Withdrawals and Distributions—column (f)
There were no withdrawals by or distributions to NEOs in 2014.
Year‑End Balances—column (g)
The amounts shown in column (g) represent the closing balance as of December 31, 2014 in each executive’s Restoration or Executive Savings Plan account. The balances shown have been adjusted to include the values of savings contributions from the 2014 bonuses paid in early 2015. Except for 2014 earnings, the balances include amounts currently or previously reported in the 2014 Summary Compensation Table on page 34.
Potential Payments upon Termination or Change in Control

Plans and Agreements with the NEOs
We adopted a CEO Severance Plan and an Executive Severance Plan in 2012. Messrs. Doyle, Churchill, Hunter and Pontual participate in the Executive Severance Plan. The Merger Agreement did not amend the terms and conditions of the CEO Severance Plan and the Executive Severance Plan.
While designing the plans, the Committee considered, among multiple factors, our previous practices and agreements upon termination of executives’ employment, peer company practices, and our retention needs. In particular, we believe these plans benefit our shareholders by attracting and retaining executives in an environment where similar protections are offered by many of our peer companies.
Also, severance protection triggered by a change in control allows our executives to assess a potential change in control objectively, from the viewpoint of what is best for our shareholders, without regard to the potential impact on the executives’ continued employment. We further protect shareholders’ interests by using a “double trigger,” so that a change in control does not itself trigger benefits to the executives; benefits are generally paid when an executive’s employment terminates (other than for cause) as a result of the transaction.
No Tax Gross Ups There are no tax gross‑ups in the severance plans.
Restrictions for Non‑Compete and Non‑Solicitation While employed and for one year after leaving the Company (for the CEO, two years), the executive will not compete with the Company or solicit employees to leave the Company. In consideration for complying with the post‑employment restrictions following resignation, retirement, involuntary termination without cause or for Effective Termination, following the end of the post‑employment restriction period, the Company will provide a cash payment equal to one year’s base salary plus target bonus (as in effect at the time of termination). Eligibility for this payment may be canceled at the time of employment termination, upon notice, except in the event of a change of control. Upon failure to comply with the post‑employment restrictions, the cash amount will not be paid and unvested equity awards are subject to forfeiture and cancellation. We considered the value of these restrictions when determining the levels of post‑employment compensation in the plans.
We intend to comply with Sections 162(m) and 409A of the Code, as each applies to compensation payable upon and following a termination of employment of each of the NEOs.
Definitions
In discussing these arrangements, the terms “Cause,” “Disability” and “Effective Termination,” have the following meanings.

•
“Cause” means (i) the executive is convicted of, or pleads guilty or nolo contendere, to a felony; (ii) the executive engages in conduct that constitutes continued willful neglect or willful misconduct in carrying out duties, resulting in economic harm to or damage to the reputation of the Company; or (iii) the executive breaches any material affirmative or negative covenant or undertaking, which breach is not substantially cured within 15 days after written notice (30 days for Mr. White). For Mr. White, “Cause” also requires an affirmative vote of 75% of the entire Board.

•
“Change in Control” means the occurrence of any of the following events: (i) a change in ownership of DIRECTV in which any one person, or more than one person acting in a group, acquires ownership of stock of DIRECTV that, together with stock held by such person or group, constitutes greater than 50% of the total fair market value or total voting power of the stock of DIRECTV; (ii) a change in effective control of DIRECTV whereby any one person, or more than one person acting in a group, acquires (or has acquired during the 12‑month period ending on the date of the most recent acquisition by such person or persons) ownership of stock of DIRECTV possessing 30 percent or more of the total voting power of the stock of DIRECTV, unless the members of the Board of Directors prior to the acquisition continue to constitute at least 75% of the members of the Board of Directors after such acquisition; or (iii) a change in ownership of a substantial portion of DIRECTV’s assets, which occurs on the date any one person, or more than one person acting in a group, acquires (or has acquired during the 12‑month period ending on the date of the most recent acquisition by such person or persons) assets of DIRECTV that have a total gross fair market value greater than 50% of the total gross fair value of the assets of DIRECTV immediately before such acquisition. The completion of the transaction contemplated in the Merger Agreement would be a change in control.

•	“Disability” means the inability to substantially perform the executive’s duties and responsibilities for a period of 120 consecutive days.

•
“Effective Termination” means for an individual executive, (i) a change in principal place of employment, (ii) any adverse change in the scope of job responsibilities or reporting relationship, (iii) an executive‑specific reduction in pay, (iv) removal from eligibility for the plan, or (v) a termination of the plan or a reduction in the participants’ rights or benefits under the plan.

Change in Control—“Double Triggers”
Generally, we have structured our plans and terms of equity awards with “double‑triggers” in which both a completed change in control and a termination of employment are prerequisites for accelerated vesting of equity awards.
We have no other agreements, arrangements or other programs for the NEOs or other employees in which entering into or completing a change in control of the Company (i) provide additional compensation to be paid, (ii) provide tax gross‑ups, or (iii) provide for accelerated vesting or payment of compensation, except for the DIRECTV 2010 Stock Plan approved by stockholders on June 3, 2010 (2010 Stock Plan).
Under the 2010 Stock Plan, at the close of the transaction contemplated by the Merger Agreement, accelerated equity vesting would not occur because the Committee has provided for the exchange of the DIRECTV awards for AT&T awards.

CEO Severance Plan In this Plan, if the compensation and benefits would constitute “parachute payments” under Code Section 280G, then the plan would provide either (i) the full amount or (ii) a lesser amount such that no portion is subject to Code Section 280G, whichever provides the higher after‑tax amount, including the potential taxes under Code Section 4999. The Plan does not provide for any tax gross‑up.
Based on an analysis by outside tax counsel, we believe that if the CEO or any of the NEOs is terminated after the close of the transactions contemplated by the Merger Agreement, the “parachute payments” as determined under Code Section 280G, would not exceed the IRS limits and would not result in the loss of deducibility of the compensation under Code Section 280G or an excise tax for the executive under Code Section 4999. Because of ambiguities and uncertainties as to the application and interpretation of Sections 280G and 4999, we can give no assurance that compensation intended to satisfy the requirements does, in fact, do so.
Values of Potential Payments upon Termination of Employment as of December 31, 2014
Calculation Assumptions

•	All calculations assume termination of employment on December 31, 2014.

•
Potential payments upon termination of employment in the following discussion were calculated under the terms and conditions of the CEO or Executive Severance Plan, as applicable. If not specifically addressed in the severance program, then payments were determined under the terms and conditions of each of the separate compensation and benefit plan documents.

•	All payments are subject to Sections 162(m) and 409A of the Code, as each applies to compensation payable upon and following a termination of employment of each of the NEOs.

•
Bonuses earned for the performance period ended December 31, 2014, are shown in the 2014 Summary Compensation Table on page 34. Stock option and RSU values are shown in the 2014 Outstanding Equity Awards at Fiscal Year‑End Table on page 39. RSUs earned for the performance period ending December 31, 2014, are shown in the 2014 Option Exercises and Stock Vested Table on page 40. Savings account balances other than the 401(k) Savings Plan are shown in the 2014 Non‑Qualified Deferred Compensation Table on page 43. Pension benefits payable are shown on the 2014 Pension Benefits Table on page 42. Benefit amounts payable from the 401(k) Savings Plan and health and welfare plans generally available to all employees have been excluded from the following discussion.

•
Restoration Savings and Restoration Pension Plan balances would be payable in a lump sum, unless elected otherwise. Mr. White has made an election to convert the Restoration Pension Plan value to 120 monthly payments and a portion of the Restoration Savings Plan value to 10 annual installments. Mr. Doyle has made an election to convert the Restoration Pension Plan value to 60 monthly payments and a portion of the Restoration Savings Plan value to 5 annual installments. Mr. Churchill has made an election to convert the Restoration Pension Plan value to 60 monthly payments. Mr. Hunter has made an election to convert the Restoration Savings Plan value to 5 annual installments. Mr. Pontual has made an election to convert the Restoration Pension Plan value to 60 monthly payments and a portion of the Restoration Savings Plan value to 3, 4 and 5 annual installments based on class‑year accounting.

•
Termination for Cause Restoration and Executive Savings Plan values are assumed to be derived from the executive’s own savings contributions and would likely remain payable, while Restoration Pension Plan values are assumed to be entirely derived from Company contributions and would likely be forfeited.

•
Voluntary Resignation We assumed that if vested stock options are “in the money,” that is, if the market price of the stock was greater than the exercise price, then the executive would exercise the vested stock options on the last day of employment.

•
Involuntary Termination Following a Change in Control For involuntary termination following a change in control, we assumed (i) that the Company does not survive, (ii) that the acquiring company terminates the NEOs’ employment without cause (a “double‑trigger” event), and (iii) all unvested stock awards are immediately vested and payable in a lump sum. In the following calculations, we did not estimate the effect of the Golden Parachute Limitation in the 2010 Stock Plan that could otherwise reduce the value of the compensation amount shown in order to preserve the Company’s deduction of the compensation expense and to avoid potential excise taxes on the NEO’s compensation under Sections 280G and 4999 of the Code.

Mr. White

•	For termination for Cause, he is only entitled to base salary through the date of termination and his accrued and vested Savings and Pension Plan benefits; the bonus is forfeited.

•
For resignation without Effective Termination, including a resignation that may be deemed a retirement under the Pension Plan, he is entitled to base salary through the date of termination and his accrued and vested Savings and Pension Plan benefits; the bonus is forfeited; through the date of resignation, he would be eligible to exercise vested options valued at $2,501,035; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then two years after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $5,525,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his resignation.

•
For death or disability, in addition to the accrued and vested Savings and Pension Plan benefits, his estate or beneficiary would receive a pro rata bonus valued at $3,825,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $6,781,934; stock options valued at $20,032,378; and for disability, his medical and LTD benefits would continue for one year and are valued at $11,880 and $2,800, respectively.

•
For retirement, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance, valued at $3,825,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $6,781,934; stock options valued at $20,032,378; the Committee may, in its sole discretion, determine that the CEO is eligible for full vesting of the stock options and RSUs, subject to Company performance; and, if he complied with non‑compete and non‑solicitation restrictions, then two years after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $5,525,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his retirement.

•
For involuntary termination without Cause and Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance, valued at $3,825,000; a severance payment of one times the sum of his base salary and target bonus, valued at $5,525,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $13,845,990; stock options valued at $30,459,064; for 12 months, he would continue to participate in the medical and LTD plan valued at $11,880 and $2,800 respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then two years after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $5,525,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
Following a change in control, for involuntary termination without Cause or Effective Termination, he would receive the same compensation and benefit values as an involuntary termination without cause, except that vested RSUs would be distributed as soon as practicable following the termination of employment.

Mr. Doyle

•	For termination for Cause, he would receive no compensation beyond his accrued and vested Savings and Pension Plan benefits.

•
For resignation, he would receive his accrued and vested Savings and Pension Plan benefits; the bonus is forfeited; through the date of resignation, he would be eligible to exercise vested options valued at $657,273; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination, he would receive a payment of one times the sum of his base salary and target bonus, valued at $1,738,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
For death or disability, in addition to the accrued and vested Savings and Pension Plan benefits, his estate or beneficiary would receive a pro rata bonus valued at $869,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $1,702,528; stock options valued at $657,273; and for disability, his medical and LTD benefits would continue for one year and are valued at $13,788 and $2,800, respectively.

•
For retirement, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance, valued at $869,000; RSUs payable at the scheduled dates, subject to Company performance, valued at 1,702,528; stock options valued at $657,273; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus, valued at $1,738,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
For involuntary termination without Cause and Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $869,000; a severance payment of one times the sum of his base salary and target bonus valued at $1,738,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $2,824,773; stock options valued at $1,016,191; for 12 months, he will continue to participate in the medical and LTD plan valued at $13,788 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination, he would receive a payment of one times the sum of his base salary and target bonus valued at $1,738,000.

•
Following a change in control and an involuntary termination without Cause or Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $869,000; a severance payment of one times the sum of his base salary and target bonus valued at $1,738,000; RSUs subject to Company performance, valued at $3,366,474; stock options valued at $1,076,716; for 12 months he would continue to participate in the medical and LTD plan, valued at $13,788 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $1,738,000.

Mr. Churchill

•	For termination for Cause, he would receive no compensation beyond his accrued and vested Savings and Pension Plan benefits.

•
For resignation, he would receive the accrued and vested Savings and Pension Plan benefits; the bonus would be forfeited; through the date of resignation, he would be eligible to exercise vested options valued at $1,026,940; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $3,685,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
For death or disability, in addition to the accrued and vested Savings and Pension Plan benefits, his estate or beneficiary would receive a pro rata bonus valued at $2,211,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $2,660,996; stock options valued at $1,026,940; and for disability, his medical and LTD benefits would continue for one year and are valued at $13,788 and $2,800, respectively.

•
For retirement, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance, valued at $2,211,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $2,660,996; stock options valued at $1,026,940; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $3,685,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his retirement.

•
For involuntary termination without Cause and Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $2,211,000; a severance payment of one times the sum of his base salary and target bonus valued at $3,685,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $4,415,111; stock options valued at $1,587,781; for 12 months, he will continue to participate in the medical and LTD plan valued at $13,788 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $3,685,000.

•
Following a change in control and an involuntary termination without Cause or Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $2,211,000; a severance payment of one times the sum of his base salary and target bonus valued at $3,685,000; RSUs subject to Company performance valued at 5,262,343; stock options valued at $1,682,459; for 12 months he would continue to participate in the medical and LTD plan, valued at $13,788 and $2,800, respectively; and if he complied with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $3,685,000.

Mr. Hunter

•	For termination for Cause, he would receive no compensation beyond his accrued and vested Savings and Pension Plan benefits.

•
For resignation, he would receive his accrued and vested Savings and Pension Plan benefits; the bonus would be forfeited; through the date of resignation he would be eligible to exercise vested options valued at $876,359; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $2,316,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
For death or disability, in addition to the accrued and vested Savings and Pension Plan benefits, his estate or beneficiary would receive a pro rata bonus valued at $1,158,000; RSUs payable at the scheduled dates, subject to Company performance, valued at $2,270,066; stock options valued at $876,359; and for disability, his medical and LTD benefits would continue for one year and are valued at $10,188 and $2,800, respectively.

•
For retirement, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $1,158,000; RSUs payable at the scheduled dates, subject to Company performance valued at $2,270,066; stock options valued at $876,359; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $2,316,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his retirement.

•
For involuntary termination without Cause and Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $1,158,000; a severance payment of one times the sum of his base salary and target bonus valued at $2,316,000; RSUs payable at the scheduled dates, subject to Company performance valued at $3,766,248; stock options valued at $1,354,887; for 12 months, he will continue to participate in the medical and LTD plan, valued at $10,188 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $2,316,000.

•
Following a change in control and an involuntary termination without Cause or Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $1,158,000; a severance payment of one times the sum of his base salary and target bonus valued at $2,316,000; RSUs subject to Company performance valued at $4,488,459; stock options valued at $1,435,596; for 12 months he would continue to participate in the medical and LTD plan valued at $10,188 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $2,316,000.
Mr. Pontual

•	For termination for Cause, he would receive no compensation beyond his accrued and vested Savings and Pension Plan benefits.

•
For resignation, he would receive his accrued and vested Savings and Pension Plan benefits; the bonus would be forfeited; through the date of resignation, he would be eligible to exercise vested options valued at $646,524; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $1,719,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his termination.

•
For death or disability, in addition to the accrued and vested Savings and Pension Plan benefits, his estate or beneficiary would receive a pro rata bonus valued at $764,000; RSUs payable at the scheduled dates, subject to Company performance valued at $1,675,131; stock options valued at $646,524; and for disability, his medical and LTD benefits would continue for one year and are valued at $10,188 and $2,800, respectively.

•
For retirement, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $764,000; RSUs payable at the scheduled dates, subject to Company performance valued at $1,675,131; stock options valued at $646,524; and, in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $1,719,000, subject to the Committee’s right to cancel eligibility for this payment within 20 days after his retirement.

•
For involuntary termination without Cause and Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $764,000; a severance payment of one times the sum of his base salary and target bonus valued at $1,719,000; RSUs payable at the scheduled dates, subject to Company performance valued at $2,779,169; stock options valued at $999,583; for 12 months, he will continue to participate in the medical and LTD plan valued at $10,188 and $2,800 respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $1,719,000.

•
Following a change in control and an involuntary termination without Cause or Effective Termination, in addition to the accrued and vested Savings and Pension Plan benefits, he would receive a pro rata bonus, subject to Company and individual performance valued at $764,000; a severance payment of one times the sum of his base salary and target bonus valued at $1,719,000; RSUs subject to Company performance valued at $3,312,374; stock options valued at $1,059,162; for 12 months he would continue to participate in the medical and LTD plan valued at $10,188 and $2,800, respectively; and in consideration for complying with non‑compete and non‑solicitation restrictions, then one year after termination he would receive a payment of one times the sum of his base salary and target bonus valued at $1,719,000.

Qualifications
The description of the Executive Severance Plan is qualified in its entirety by reference to the full plan filed as Exhibit 10.1 to the Form 8‑K filed by DIRECTV with the SEC on January 27, 2012.
The description of the Chief Executive Officer Severance Plan is qualified in its entirety by reference to the full plan filed as Exhibit 10.2 to the Form 8‑K filed by DIRECTV with the SEC on November 2, 2012.

The descriptions of Mr. White’s equity award agreements are qualified in their entirety by reference to the full agreements. For additional information see: the 2012 Non‑Qualified Stock Option Award Agreement filed as Exhibit 10.1 to the Form 8‑K filed with the SEC on November 2, 2012; the 2013 Non‑Qualified Stock Option Award Agreement and the 2013 Performance Stock Unit Award Agreement, filed as Exhibits 10.1 and  10.2, respectively, to the Form 8‑K filed with the SEC on February 15, 2013; and the 2014 Non-Qualified Stock Option Award Agreement and the 2014 Performance Stock Unit Award Agreement, filed as Exhibits 10.1 and  10.2, respectively, to the Form 8‑K filed with the SEC on February 20, 2014.These documents may be accessed through the Company’s website at investor.directv.com or through the SEC’s website at www.sec.gov.
Compensation Committee Interlocks and Insider Participation
During 2014, six persons, Charles Lee, Chair, Neil Austrian, Dixon Doll, Peter Lund, Lorrie Norrington and Anthony Vinciquerra served as members of the Compensation Committee for the entire year. Each member of the Compensation Committee has been determined by the Board to be an independent director as defined in the By‑Laws and the applicable rules of NASDAQ and the NYSE and none of them is or has been a current or former officer or employee of the Company.
Compensation Committee Report
The Compensation Committee of the Company has reviewed and discussed with management the Compensation Discussion and Analysis required by 17 CFR §229.402(b). Based on that review and discussion, the Compensation Committee has recommended to the Board of Directors of the Company that the Compensation Discussion and Analysis be included in the this amendment to the Annual Report on Form 10-K filed by the Company with the SEC on February 25, 2015.
CHARLES LEE, CHAIR
NEIL AUSTRIAN
DIXON DOLL
PETER LUND
LORRIE NORRINGTON
ANTHONY VINCIQUERRA

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1) (a)	Weighted average exercise price of outstanding options, warrants and rights(2) (b)	Number of securities remaining available for future issuance (c)
Equity compensation plans approved by security holders(3)	7,539,221	$38.71	47,020,372
Equity compensation plans not approved by security holders	0	0	0
Total	7,539,221	$38.71	47,020,372

(1)
More detailed information regarding outstanding option grants and Restricted Stock Units (RSU) awards is provided in Note 17: Share‑Based Compensation of the Notes to the Consolidated Financial Statements in the 2014 Annual Report on Form 10-K of DIRECTV filed on February 25, 2015.

(2)
The number of securities to be issued upon exercise of outstanding options, warrants and rights and weighted‑average exercise price of awards issued under plans approved by stockholders includes 5,104,406 RSUs that had not vested as of year‑end but the weighted‑average exercise price in Column (b) is for options only. RSUs are time‑based and Company performance‑based awards and do not require any payment by the grantee to the Company. The weighted‑average grant date fair value of all unvested RSUs at December 31, 2014 was $58.13.

(3)
Plans adopted prior to the split‑off of the Company from General Motors Corporation, or GM, were approved by GM as the sole stockholder of the Company. The DIRECTV Group, Inc. 2004 Stock Plan was approved by the Company’s stockholders at the 2004 Annual Meeting and The DIRECTV Group, Inc. Amended and Restated 2004 Stock Plan was approved by the Company’s stockholders at the 2007 Annual Meeting. All of these plans and The Liberty Entertainment, Inc. Transitional Stock Plan were adopted by the Company in connection with the Liberty Transactions. The DIRECTV 2010 Stock Plan was approved by stockholders at the 2010 Annual Meeting. In 2013, we amended the 2010 Stock Plan to reduce the maximum number of shares authorized for equity awards to 40 million shares, plus outstanding awards, which, after December 19, 2013, are forfeited, expire, are canceled without delivery, or otherwise result in the return of such shares to DIRECTV.

Security Ownership of Certain Beneficial Owners
The following table gives information about each entity known to the Company to be the beneficial owner of more than 5% of DIRECTV Common Stock (Common Stock) as of April 15, 2015.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)
Common	Berkshire Hathaway Inc. 3555 Farnam Street Omaha, Nebraska 68131	31,353,468 (2)	6.2%
Common	BlackRock, Inc. 55 East 52nd Street New York, NY 10022	26,132,274 (3)	5.2%
Common	The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	26,547,269 (4)	5.28%
Common	State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	25,407,119 (5)	5.1%

(1)
Based upon 504,059,996 Common shares outstanding plus 289,735 Common shares representing all options that may be exercised by directors or executive officers within 60 days of April 15, 2015, whether or not having current value.

(2)
Information based solely on Schedule 13G/A filed by the stockholder with the SEC on February 17, 2015 on behalf of Warren E. Buffett and Berkshire Hathaway, Inc. (Berkshire) and others identified as members of the filing group reporting that Mr. Buffett and Berkshire shares voting and dispositive power over 31,353,468 shares as of December 31, 2014.

(3)
Information based solely on Schedule 13G/A filed by the stockholder with the SEC on February 3, 2015, which reflects ownership by BlackRock, Inc. as a parent holding company. As of December 31, 2014, BlackRock, Inc. reported sole power to vote or direct the vote of 21,233,027 shares, sole power to dispose or direct the disposal of 26,129,669 shares and shared power to dispose or direct the disposal of 2,605 shares.

(4)
Information based solely on Schedule 13G filed by the stockholder with the SEC on February 10, 2015. As of December 31, 2014, The Vanguard Group reported sole power to vote or direct the vote of 857,285 shares, sole power to dispose or direct the disposal of 25,738,023 shares and shared power to dispose or direct the disposal of 809,246 shares.

(5)
Information based solely on Schedule 13G filed by the stockholder with the SEC on February 12, 2015 on behalf of State Street Corporation and others identified as members of the filing group reporting that State Street Corporation shares voting and dispositive power over 25,407,119 shares as of December 31, 2014.

Security Ownership of Management
As of April 15, 2015, the beneficial ownership of Common Stock for each current director and each named executive officer, and all current directors and officers as a group is shown in the following table.

	Amount and Nature of Beneficial Ownership (1) (4)
Name of Beneficial Owner	Shares Beneficially Owned (5)	Deferred Stock Units (2)	Stock Options (3)
Neil Austrian	12,610	25,730
Ralph Boyd, Jr.	13,313	8,890
Abelardo Bru	5,490	0
David Dillon	7,960	3,230
Samuel DiPiazza, Jr.	14,160	0
Dixon Doll	5,500	9,730
Charles Lee	50,000	28,340
Peter Lund	38,340	0
Nancy Newcomb	33,340	0
Lorrie Norrington	0	11,160
Anthony Vinciquerra	0	3,940
Michael White	347,476	518,880
Bruce Churchill	53,205	0	80,077
Patrick Doyle	104,603	3,802	51,236
Larry Hunter	88,165	5,939	68,314
Romulo Pontual	27,165	3,970	49,365
All Directors and Executive Officers as a group (19 persons)	844,096	626,743	289,735

(1)
This table does not include any shares of Common Stock that may be held by pension and profit‑sharing plans of other corporations or endowment funds of education and charitable institutions for which various directors and executive officers may serve as directors or trustees. The address for all directors and executive officers of the Company is c/o DIRECTV, 2260 E. Imperial Highway, El Segundo, CA 90245. Unless otherwise indicated, beneficial ownership of Common Stock represents both sole voting and sole investment power.

(2)	Does not include unvested and undistributed performance-based and time vesting restricted stock units.

(3)	Includes all options exercisable, whether or not having current value, within 60 days of April 15, 2015.

(4)
Each of the individuals listed, as well as all of the current directors and officers as a group own less than 1% of the outstanding shares and voting power of Common Stock, based on the number of shares outstanding as of April 15, 2015.

(5)
Includes shares held in trust by State Street Bank and Trust Company, as Trustee of the DIRECTV 401(k) Savings Plan as of April 15, 2015. Shares are owned pursuant to a Rule 16b‑3 exempt employee savings plan.

Changes in Control
On May 18, 2014, DIRECTV entered into an Agreement and Plan of Merger with AT&T Inc., and Steam Merger Sub LLC, a wholly-owned subsidiary of AT&T Inc. (the “Merger Agreement”) pursuant to which AT&T Inc. will acquire control of DIRECTV. At close under the Merger Agreement, DIRECTV will merge into Steam Merger Sub

LLC which will be the surviving entity. The proposed transaction remains subject to certain closing conditions, including approval by the Federal Communications Commission.

Annex A

Item 13: Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
The Audit Committee has the sole authority to review, consider and pass upon any transaction by the Company and its subsidiaries that the Audit Committee determines is a related party transaction and has adopted a Policy and Procedures Regarding Related Party Transactions (Related Party Transaction Policy). The types of transactions subject to review, the standards to be applied and the process for review is set forth in the Related Party Transaction Policy and is also discussed in the Audit Committee charter. Both the Related Party Transaction Policy and the Audit Committee charter may be accessed on the Company’s website at investor.directv.com.

Independence of Directors
The Company’s Third Amended and Restated Certificate of Incorporation requires that at least a majority of the Board of Directors be comprised of independent directors. For a director to be considered independent, he or she must qualify as an “independent director” under the rules and regulations of the NASDAQ and NYSE in effect from time to time. The Board annually makes a determination as to the independence of each of its members based on the NASDAQ and NYSE criteria and any relationship that may exist between the Company or its suppliers and the director.
The review by the Board to determine independence of its members includes consideration of, among other things, employment history, information publicly available from third party filings and responses to questionnaires completed by each director on commercial, banking, professional, charitable, familial and other relationships. Each director has the opportunity to ask questions of any member and to consider all relevant information. The Board conducts the review with the guidance of legal counsel on applicable standards and other relevant considerations.
Based on a review by the Board of all relevant information, the Board has determined that there is no material relationship between the Company and each of Neil Austrian, Ralph Boyd, Jr., Abelardo Bru, David Dillon, Samuel DiPiazza, Jr., Dixon Doll, Charles Lee, Peter Lund, Nancy Newcomb, Lorrie Norrington and Anthony Vinciquerra and that each is an independent director, as defined by the Securities Exchange Act of 1934 as amended (Exchange Act) and the corporate governance standards established by the NASDAQ and the NYSE.

Item 14: Principal Accountant Fees and Services
Audit Fees
The aggregate fees billed for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2014 and 2013, the audit of management’s assessment of internal controls over financial reporting as of December 31, 2014 and 2013 and the reviews of the financial statements included in the Company’s Quarterly Reports on Form 10‑Q of the Company were $5,939,000 in 2014 and $5,553,000 in 2013.
Audit‑Related Fees
The aggregate fees billed for audit‑related services for the fiscal years ended December 31, 2014 and 2013 were $742,000 and $741,000 respectively. Fees for both years include accounting research and consultation.
Tax Fees
The aggregate fees billed for tax services for the fiscal years ended December 31, 2014 and 2013 were $529,000 and $869,000 respectively. These fees relate to tax consultations and services related to domestic and foreign office compliance in 2014 and 2013.

All Other Fees
The Company did not incur any fees for other services from Deloitte & Touche in either 2014 or 2013.
Audit Committee Approval Policy
The Audit Committee is directly responsible for the appointment, retention and termination, compensation and oversight of the work of any registered public accountant providing any audit or attest services to the Company, including Deloitte & Touche. The approval of the Audit Committee is required, prior to commencement of work, of all audit, audit‑related, internal control‑related, tax and permissible non‑audit services to be provided to the Company by our independent auditors. As part of the approval process, the Audit Committee review includes the proposed scope of work and the proposed fee for any engagements, including the annual audit of each fiscal year. All of the services described above in the sections entitled “Audit Fees”, “Audit‑Related Fees”, “Tax Fees”, and “All Other Fees” were approved by the Audit Committee.

Annex A DIRECTV Non‑GAAP Financial Measure Reconciliation Schedules (Unaudited)

DIRECTV
Reconciliation of Operating Profit before Depreciation and Amortization to Operating Profit

	Twelve Months Ended December 31,
	2014	2013
Operating Profit Before Depreciation and Amortization	$8,071	$7,978
Subtract: Depreciation and amortization expense	2,943	2,828
Operating Profit	$5,128	$5,150
DIRECTV U.S.
Reconciliation of Operating Profit before Depreciation and Amortization to Operating Profit

	Twelve Months Ended December 31,
	2014	2013
Operating Profit Before Depreciation and Amortization	$6,471	$6,084
Subtract: Depreciation and amortization expense	1,722	1,640
Operating Profit	$4,749	$4,444
DIRECTV Latin America
Reconciliation of Operating Profit before Depreciation and Amortization to Operating Profit

	Twelve Months Ended December 31,
	2014	2013
Operating Profit Before Depreciation and Amortization	$1,649	$1,943
Subtract: Depreciation and amortization expense	1,207	1,167
Operating Profit	$442	$776

Operating profit before depreciation and amortization, which is a financial measure that is not determined in accordance with accounting principles generally accepted in the United States of America, or GAAP, can be calculated by adding amounts under the caption “Depreciation and amortization expense” to “Operating profit” as disclosed in the DIRECTV Annual Reports on 10K/A for 2013 and 10K for 2014, respectively. This measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. Our management and our Board of Directors use operating profit before depreciation and amortization to evaluate the operating performance of our Company and our business segments and to allocate resources and capital to business segments. This metric is also used as a measure of performance for incentive compensation purposes and to measure income generated from operations that could be used to fund capital expenditures, service debt or pay taxes. Depreciation and amortization expense primarily represents an allocation to current expense of the cost of historical capital expenditures and for acquired intangible assets resulting from prior business acquisitions. To compensate for the exclusion of depreciation and amortization expense from operating profit, our management and our Board of Directors separately measure and budget for capital expenditures and business acquisitions.
DIRECTV
Reconciliation of Cash Flow before Interest and Taxes to Net Cash Provided by Operating Activities

	Twelve Months Ended December 31,
	2014	2013
Cash Flow Before Interest and Taxes	$5,475	$4,855
Adjustments:
Cash paid for interest	(886)	(840)
Interest income	68	72
Income taxes paid	(1,513)	(1,479)
Subtotal-Free Cash Flow	3,144	2,608
Add Cash Paid For:
Property and equipment	2,940	3,409
Satellites	285	377
Net Cash Provided by Operating Activities	$6,369	$6,394

Cash flow before interest and taxes, which is a financial measure that is not determined in accordance with GAAP, is calculated by deducting amounts under the captions “Cash paid for property and equipment” and “Cash paid for satellites” from “Net cash provided by operating activities” from the Consolidated Statements of Cash Flows and adding back net interest paid and “Cash paid for income taxes” as disclosed in the DIRECTV Annual Reports on 10K/A for 2013 and 10K for 2014, respectively. This financial measure should be used in conjunction with other GAAP financial measures and is not presented as an alternative measure of cash flows from operating activities, as determined in accordance with GAAP. DIRECTV management uses cash flow before interest and taxes to evaluate the cash generated by our current subscriber base, net of capital expenditures, and excluding the impact of interest and taxes, for the purpose of allocating resources to activities such as adding new subscribers, retaining and upgrading existing subscribers, for additional capital expenditures and as a measure of performance for incentive compensation purposes. DIRECTV believes this measure is useful to investors, along with other GAAP measures (such as cash flows from operating and investing activities), to compare our operating performance to other communications, entertainment and media companies. We believe that investors also use current and projected cash flow before interest and taxes to determine the ability of our current and projected subscriber base to fund required and discretionary spending and to help determine the financial value of the Company.

DIRECTV U.S.
Non‑GAAP Financial Measure Reconciliation (Unaudited)
Reconciliation of Pre‑SAC Margin to Operating Profit

	Twelve Months Ended December 31,
	2014	2013
Operating Profit	$4,749	$4,444
Adjustments:
Subscriber acquisition costs (expensed)	2,853	2,642
Depreciation and amortization expense	1,722	1,640
Cash paid for subscriber leased equipment-upgrade and retention	(451)	(538)
Pre‑SAC margin	$8,873	$8,188
Pre‑SAC margin as a percentage of revenue	34.1%	33.2%

Pre‑SAC Margin, which is a financial measure that is not determined in accordance with GAAP, is calculated for DIRECTV US by adding amounts under the captions “Subscriber acquisition costs” and “Depreciation and amortization expense” to “Operating Profit” from DIRECTV US’ segment operating results and subtracting “Subscriber leased equipment-upgrade and retention” as discussed in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations of the DIRECTV Annual Reports on 10K/A for 2013 and 10K 2014, respectively. This financial measure should be used in conjunction with GAAP financial measures and is not presented as an alternative measure of operating results, as determined in accordance with GAAP. DIRECTV management uses Pre‑SAC Margin to evaluate the profitability of DIRECTV US’ current subscriber base for the purpose of allocating resources to discretionary activities such as adding new subscribers, upgrading and retaining existing subscribers and for capital expenditures. To compensate for the exclusion of “Subscriber acquisition costs,” management also uses operating profit and operating profit before depreciation and amortization expense to measure profitability. DIRECTV believes this measure is useful to investors, along with GAAP measures (such as revenues, operating profit and net income), to compare DIRECTV US’ operating performance to other communications, entertainment and media companies. DIRECTV believes that investors also use current and projected Pre‑SAC Margin to determine the ability of DIRECTV US’ current and projected subscriber base to fund discretionary spending and to determine the financial returns for subscriber additions.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date:	April 29, 2015
		By:	/s/ Patrick T. Doyle
Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.

EXHIBIT 31.1
CERTIFICATION
I, Michael D. White, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of DIRECTV;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15d(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 29, 2015

/s/ Michael D. White
Michael D. White Chairman, President and Chief Executive Officer

EXHIBIT 31.2
CERTIFICATION
I, Patrick T. Doyle, certify that:

1.	I have reviewed this Annual Report on Form 10-K/A of DIRECTV;

2.
Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.
Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.
The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15d(f)) for the registrant and have:

(a)
Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)
Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)
Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)
Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.
The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)
All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.
Date: April 29, 2015

/s/ Patrick T. Doyle
Patrick T. Doyle Executive Vice President and Chief Financial Officer

EXHIBIT 32.1
CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report of DIRECTV (the “Corporation”) on Form 10-K/A for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Michael D. White, Director, President and Chief Executive Officer of the Corporation, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Michael D. White
Michael D. White Chairman, President and Chief Executive Officer
Date: April 29, 2015

EXHIBIT 32.2

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES‑OXLEY ACT OF 2002
In connection with the Annual Report of DIRECTV (the “Corporation”) on Form 10-K/A for the period ended December 31, 2014 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Patrick T. Doyle, Executive Vice President and Chief Financial Officer of the Corporation, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes‑Oxley Act of 2002, that to the best of my knowledge:

(1)	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Corporation.

/s/ Patrick T. Doyle
Patrick T. Doyle Executive Vice President and Chief Financial Officer
Date: April 29, 2015