Form 10-Q
period 2015-03-31
DIRECTV
filed 2015-05-08
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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

        As of May 1, 2015, the registrant had outstanding 504,062,549 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$8,143	$7,855
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,576	3,383
Subscriber service expenses	581	551
Broadcast operations expenses	117	97
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	888	827
Upgrade and retention costs	350	321
General and administrative expenses	514	454
Venezuelan currency devaluation charge	—	281
Depreciation and amortization expense	730	714

Total operating costs and expenses	6,756	6,628

Operating profit	1,387	1,227
Interest income	22	13
Interest expense	(245)	(232)
Other, net	7	57

Income before income taxes	1,171	1,065
Income tax expense	(441)	(496)

Net income	730	569
Less: Net income attributable to noncontrolling interest	—	(8)

Net income attributable to DIRECTV	$730	$561

Basic earnings attributable to DIRECTV per common share	$1.45	$1.10
Diluted earnings attributable to DIRECTV per common share	$1.44	$1.09
Weighted average number of common shares outstanding (in millions):
Basic	503	511
Diluted	507	515

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions)
Net income	$730	$569
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(121)	(7)
Reclassification adjustments included in net income	94	(8)
Foreign currency translation adjustments	(132)	39

Other comprehensive income (loss)	(159)	24

Comprehensive income	571	593
Comprehensive (income) loss attributable to noncontrolling interest	18	(11)

Comprehensive income attributable to DIRECTV	$589	$582

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$4,284	$4,635
Accounts receivable, net of allowances of $92 and $109	2,635	2,800
Inventories	334	299
Deferred income taxes	71	68
Prepaid expenses and other	722	1,017

Total current assets	8,046	8,819
Satellites, net	3,045	3,040
Property and equipment, net	6,455	6,721
Goodwill	3,877	3,929
Intangible assets, net	954	994
Investments and other assets	1,924	1,956

Total assets	$24,301	$25,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,639	$5,048
Unearned subscriber revenues and deferred credits	570	584
Current debt	2,355	1,327

Total current liabilities	7,564	6,959
Long-term debt	17,058	19,485
Deferred income taxes	1,606	1,726
Other liabilities and deferred credits	2,353	2,117
Commitments and contingencies
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 503,981,177 and 502,733,342 shares issued and outstanding of common stock at March 31, 2015 and December 31, 2014, respectively	3,608	3,613
Accumulated deficit	(7,678)	(8,408)
Accumulated other comprehensive loss	(577)	(418)

Total DIRECTV stockholders' deficit	(4,647)	(5,213)
Noncontrolling interest	367	385

Total stockholders' deficit	(4,280)	(4,828)

Total liabilities and stockholders' deficit	$24,301	$25,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$730	$569
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	730	714
Venezuelan currency devaluation charge	—	281
Amortization of deferred revenues and deferred credits	(11)	(12)
Share-based compensation expense	27	20
Equity in earnings from unconsolidated affiliates	(33)	(44)
Net foreign currency transaction loss (gain)	31	(6)
Dividends received	7	—
Net gains from sale of investments	—	(2)
Deferred income taxes	44	84
Excess tax benefit from share-based compensation	(31)	(22)
Other	6	15
Change in other operating assets and liabilities:
Accounts receivable	151	98
Inventories	(37)	(36)
Prepaid expenses and other	293	303
Accounts payable and accrued liabilities	(358)	(397)
Unearned subscriber revenue and deferred credits	3	43
Other, net	84	(18)

Net cash provided by operating activities	1,636	1,590

Cash Flows From Investing Activities
Cash paid for property and equipment	(613)	(650)
Cash paid for satellites	(96)	(54)
Investment in companies, net of cash acquired	(10)	(4)
Proceeds from sale of investments	—	4
Other, net	3	(3)

Net cash used in investing activities	(716)	(707)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	—	105
Proceeds from short-term borrowings	—	90
Repayment of short-term borrowings	—	(200)
Proceeds from long-term debt	17	1,260
Debt issuance costs	—	(6)
Repayment of long-term debt	(1,226)	(11)
Repayment of other long-term obligations	(29)	(15)
Common shares repurchased and retired	—	(895)
Taxes paid in lieu of shares issued for share-based compensation	(64)	(57)
Excess tax benefit from share-based compensation	31	22
Other, net	—	(26)

Net cash provided by (used in) in financing activities	(1,271)	267

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	(316)

Net increase (decrease) in cash and cash equivalents	(351)	834
Cash and cash equivalents at beginning of the period	4,635	2,180

Cash and cash equivalents at end of the period	$4,284	$3,014

Supplemental Cash Flow Information
Cash paid for interest	$318	$328
Cash paid for income taxes	49	84

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units; DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, and also own non-controlling interests in two others, ROOT SPORTS™ Northwest and ROOT SPORTS Southwest. We own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest, ROOT SPORTS Southwest and GSN using the equity method of accounting.

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

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and two regional sports networks based in Seattle, Washington and Houston, Texas in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT SPORTS. In the fourth quarter of 2014, we acquired a noncontrolling interest in Houston Sports Holdings, LLC, or HSH, the regional sports network based in Houston, Texas. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

        Subject to the conditions in the Merger Agreement, at the effective time of the merger, our shareholders will receive $95.00 per share, subject to adjustments as described below under the terms of the merger, comprised of $28.50 per share in cash and $66.50 per share in AT&T stock. The stock portion will be subject to a collar such that our shareholders will receive 1.905 AT&T shares if the AT&T stock price is below $34.90 at closing and 1.724 AT&T shares if the AT&T stock price is above $38.58 at closing. If the AT&T stock price at closing is between $34.90 and $38.58, our shareholders will receive a number of shares between 1.724 and 1.905, equal to $66.50 in value. In all cases the AT&T stock price at closing is based on a volume-weighted average as provided in the Merger Agreement. The value of the shares may differ on the date of exchange. The transaction is subject to review by the U.S. Department of Justice and the Federal Communications Commission. The transaction has been reviewed and approved by Brazil telecommunications and Mexican antitrust authorities. The transaction is expected to close in the second quarter of 2015.

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

Note 2: New Accounting Standards

        Debt Issuance Costs.    In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This ASU requires retrospective adoption and is effective for fiscal periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this ASU will not have a material impact on our financial statements.

        Revenue Recognition.    In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. This is a comprehensive new revenue recognition standard which will supersede existing revenue recognition guidance. The standard creates a five-step model for revenue recognition that requires companies to exercise judgment when considering contract terms and relevant facts and circumstances. The five-step model includes (1) identifying the contract, (2) identifying the separate performance obligations in the contract, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations and (5) recognizing revenue when each performance obligation has been

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

satisfied. The standard also requires expanded disclosures surrounding revenue recognition. The standard will likely be effective for fiscal periods beginning after December 15, 2017 and allows for either a full retrospective or modified retrospective adoption. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

Note 3: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the three months ended March 31, 2015:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2015	$3,191	$305	$211	$222	$3,929
Sky Brasil foreign currency translation adjustment	—	(52)	—	—	(52)

Balance as of March 31, 2015	$3,191	$253	$211	$222	$3,877

Note 4: Debt

        The following table sets forth our outstanding debt as of:

	March 31, 2015	December 31, 2014
	(Dollars in Millions)
Current debt
Current portion of long-term debt	$2,249	$1,200
Current portion of borrowings under BNDES financing facility	106	127
Long-term debt
Senior notes	16,936	19,327
Borrowings under BNDES financing facility	91	140
Borrowings under Desenvolve SP financing facility	31	18

Total debt	$19,413	$20,812

        The amount of interest accrued related to our outstanding debt was $185 million at March 31, 2015 and $278 million at December 31, 2014.

Senior Notes

  Three Months Ended March 31, 2015 Financing Transaction

        In March 2015, DIRECTV U.S. repaid the 3.550% senior notes due in 2015, or the 2015 Notes, for the unpaid principal balance of $1,200 million, together with accrued and unpaid interest as of that date, as required by the indenture for the 2015 Notes.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

  Three Months Ended March 31, 2014 Financing Transactions

        In March 2014, DIRECTV U.S. issued, pursuant to a registration statement, $1,250 million in aggregate principal of 4.45% senior notes due in 2024 with proceeds, net of an original issue discount, of $1,245 million. We incurred $7 million of debt issuance costs in connection with this transaction.

        Also in March 2014, DIRECTV U.S. exercised its early redemption right under the indenture for the 4.750% senior notes due in 2014 ("the 2014 Notes") effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding was $1,000 million and we made a cash payment of $1,022 million to redeem such Notes.

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	March 31, 2015	March 31, 2015	December 31, 2014
	(Dollars in Millions)
3.550% senior notes due in 2015	$—	$—	$1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,499	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	746	746
5.875% senior notes due in 2019	1,000	996	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	1,000	999
5.000% senior notes due in 2021(1)	1,500	1,508	1,506
3.800% senior notes due in 2022(1)	1,500	1,522	1,520
2.750% senior notes due in 2023(2)	537	534	602
4.450% senior notes due in 2024(1)	1,250	1,289	1,285
3.950% senior notes due in 2025	1,200	1,192	1,192
4.375% senior notes due in 2029(2)	1,111	1,101	1,157
5.200% senior notes due in 2033(2)	518	516	543
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,236	1,236
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,166	$19,185	$20,527

(1)
The carrying values as of March 31, 2015 and December 31, 2014 include the following fair value adjustments, respectively: increases of $12 million and $10 million for the 5.000% senior notes due in 2021, increases of $22 million and $20 million for the 3.800% senior notes due in 2022 and increases of $43 million and $39 million for the 4.450% senior notes due in 2024.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

(2)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $21,077 million at March 31, 2015 and $22,044 million at December 31, 2014. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

        The principal amount of our senior notes mature as follows: $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019, $1,300 million in 2020 and $12,616 million thereafter.

Commercial Paper

        DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2015 and December 31, 2014 we had no short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

Revolving Credit Facilities

        DIRECTV U.S. has a $1.0 billion revolving credit facility, which expires in February 2016, and a $1.5 billion revolving credit facility, which expires in September 2017. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2015 and December 31, 2014 there were no borrowings outstanding under the revolving credit facilities.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        As a result of the guarantees, holders of the senior notes, the revolving credit debt and the commercial paper may have the benefit of DIRECTV's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes, the revolving credit facilities and the commercial paper program.

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

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of March 31, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility bearing interest of 2.5% per year. As of December 31, 2014, Sky Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.21 / $1.00 and R$2.66 / $1.00 as of March 31, 2015 and December 31, 2014, respectively.

        Borrowings under the Desenvolve SP facility mature as follows: R$48 million ($15 million) in 2019 and R$50 million ($16 million) in 2020.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2015, Sky Brasil had borrowings of R$633 million ($197 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.22% per year. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.21 / $1.00 and R$2.66 / $1.00 as of March 31, 2015 and December 31, 2014, respectively.

        Borrowings under the BNDES facility mature as follows: R$260 million ($81 million) in 2015, R$273 million ($85 million) in 2016 and R$100 million ($31 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,022 million ($318 million) based on the exchange rate of R$3.21 / $1.00 as of March 31, 2015.

Restricted Cash

        Restricted cash of $7 million as of March 31, 2015 and $10 million as of December 31, 2014 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. These amounts secure certain of our letters of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$—	$8	$210	$24
Fair value hedges:
Interest rate swap contracts	—	12	—	6

Total derivative financial instruments	$—	$20	$210	$30

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	March 31, 2015	December 31, 2014
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Fair value hedges:
Interest rate swaps	—	3,000

Total notional amount of derivative financial instruments	$2,418	$5,418

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held no cash collateral from counterparties as of March 31, 2015 and December 31, 2014. We did not have any cash collateral posted with counterparties as of March 31, 2015 and December 31, 2014. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

Cross-Currency Swap Contracts

        In a series of financing transactions, DIRECTV U.S. issued, pursuant to a U.S. registration statement, the following senior notes: £750 million in aggregate principal of 4.375% senior notes due in 2029, €500 million in aggregate principal of 2.750% senior notes due in 2023 and £350 million in aggregate principal of 5.200% senior notes due in 2033. In connection with the issuance of these senior notes, DIRECTV U.S. entered into cross-currency swap contracts to manage the related foreign exchange risk by effectively converting all of the fixed-rate British pound sterling and fixed-rate Euro denominated debt, including annual interest payments and the payment of principal at maturity, to

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

fixed-rate U.S. dollar denominated debt. These cross-currency swaps are designated and qualify as cash flow hedges. The terms of the cross-currency swap contracts correspond to the related hedged senior notes and have maturities ranging from May 2023 to November 2033.

        We calculate the fair value of the cross-currency swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as foreign currency exchange rates, swap rates, cross-currency basis swap spreads and incorporating counterparty credit risk.

        During the three months ended March 31, 2015, DIRECTV U.S. recorded net remeasurement gains of $151 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $151 million ($94 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the three months ended March 31, 2014, DIRECTV U.S. recorded net remeasurement losses of $13 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $13 million ($8 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations.

Interest Rate Lock Contracts

        Periodically we enter into interest rate lock contracts such as forward starting swaps and treasury locks to hedge against changes in interest payments attributable to changes in the benchmark interest rate during the period leading up to a forecasted issuance of fixed rate debt. These interest rate locks are designated and qualify as cash flow hedges. On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.450% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled all then-outstanding forward-starting interest rate swaps, which were previously entered into to protect against unfavorable interest rate changes related to the forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As a result of settling these forward-starting interest rate swaps, we recognized $1 million of ineffectiveness in earnings during 2014. As of March 31, 2015, we had $8 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these forward-starting interest rate swaps that is being recognized as interest expense over the term of the 4.450% senior notes due in 2024.

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

        During 2014, DIRECTV U.S. entered into interest rate swap contracts with a total notional amount of $3,000 million, converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate. In January 2015, DIRECTV U.S. discontinued the fair value

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

hedges and settled these fixed-to-floating interest rate swap contracts. As a result of these settlements, DIRECTV U.S. received cash proceeds of $18 million, which are included in "Net cash provided by operations" in the Consolidated Statements of Cash Flows.

        As of March 31, 2015, there was $77 million of favorable adjustments to the carrying value of the senior notes, which will be amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the hedged senior notes. We calculated the fair value of the interest rate swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves. In connection with the settlement of the fixed-to-floating interest rate swap contracts, we recognized a $2 million gain in "Other, net" in the Consolidated Statements of Operations for the quarter ended March 31, 2015. The periodic interest settlements for the interest rate swap contracts are recorded in "Interest expense" in the Consolidated Statements of Operations.

Note 6: Commitments and Contingencies

Commitments

        At March 31, 2015, our minimum payments under agreements to purchase broadcast programming, and the purchase of services that we have outsourced to third parties, such as billing services, and satellite telemetry, tracking and control, satellite construction and launch contracts and broadcast center services aggregated $16,305 million, payable as follows: $1,744 million in the remainder of 2015, $2,140 million in 2016, $1,880 million in 2017, $1,760 million in 2018, $1,936 million in 2019 and $6,845 million thereafter.

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

        As of March 31, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports, including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of March 31, 2015, the SICAD exchange rate was 12.0 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 193.0 Venezuelan bolivars per U.S. dollars.

        Effective March 31, 2014, we changed the exchange rate for remeasuring our Venezuelan subsidiary's monetary net assets from the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar to the SICAD rate, which was 10.7 Venezuelan bolivars per U.S. dollar as of March 31, 2014. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

remeasurement of the Venezuelan bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of March 31, 2015, the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the quarter and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not transact in the SIMADI mechanism during the three months ended March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $534 million, including cash of $554 million, as of March 31, 2015, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In the first quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $200 million and operating profit before depreciation and amortization of approximately $75 million.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and would likely result in significant future devaluations.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at March 31, 2015. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

have a material effect on our consolidated financial position. However, if an adverse ruling is made in a lawsuit involving key intellectual property, such ruling could possibly be material to our consolidated results of operations of any one period. No assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Early Cancellation Fees.    As previously reported, in 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. We have reached a settlement with the individual plaintiffs in the federal cases. In the California state court action, the United States Supreme Court agreed to review the California Court of Appeal's opinion affirming the denial of our motion to compel arbitration. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases.

        FTC Litigation.    On March 11, 2015, the Federal Trade Commission, or FTC, filed a lawsuit against DIRECTV and DIRECTV,  LLC in United States District Court for the Northern District of California. The FTC alleges that DIRECTV failed to disclose adequately in our advertisements certain terms and conditions of our programming package offers. The complaint also alleges that DIRECTV violated applicable law by failing adequately to disclose, and to obtain consumers' express consent to, the terms of negative option offers for premium channels. The complaint seeks a permanent injunction to prevent further violations, as well as relief to redress injury to consumers. We believe we have valid defenses to the FTC's claims and we intend to vigorously defend the lawsuit.

        Waste Disposal Inquiry.    In August 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, record keeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are continuing to review our policies and procedures applicable to all facilities, cooperating with the investigation and recently began discussions with regulators directed at reaching resolution of this matter.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At March 31, 2015, the net book value of in-orbit satellites was $2,119 million, all of which was uninsured.

Other

        As of March 31, 2015, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $352 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

Note 7: Related Party Transactions

        In the ordinary course of our operations, we enter into transactions with related parties as discussed below. Related parties include Globo, which provides programming and advertising to Sky Brasil, and companies in which we hold equity method investments, including Sky Mexico, GSN, HSH and ROOT SPORTS Northwest.

        The majority of payments under contractual arrangements with related parties are pursuant to multi-year programming contracts. Payments under these contracts are typically subject to annual rate increases and are based on the number of subscribers receiving the related programming.

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions)
Revenues	$2	$2
Expenses	241	241

        The following table sets forth the amount of accounts receivable from and accounts payable to related parties as of:

	March 31, 2015	December 31, 2014
	(Dollars in Millions)
Accounts receivable	$7	$26
Accounts payable	112	123
Short-term liability	162	149
Long-term liability	1	1

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 8: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        Our certificate of incorporation provides for the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. DIRECTV common stock is entitled to one vote per share and trades on the NASDAQ, under the ticker "DTV". As of March 31, 2015 and December 31, 2014, there were no outstanding shares of preferred stock.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved an authorization for up to $3.5 billion for repurchases of our common stock. In accordance with the Merger Agreement, we suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction and without AT&T's consent, effective May 18, 2014.

        For the three months months ended March 31, 2014, we repurchased 13 million shares at an average price of $71.53 per share for a total cost of $925 million. Of the $925 million in repurchases during the three months ended March 31, 2014, $30 million were paid for in April 2014. Amounts repurchased but settled subsequent to the end of such periods are considered non-cash financing activities and excluded from the Consolidated Statements of Cash Flows.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables set forth a reconciliation of stockholders' deficit for the three months ended March 31, 2015:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2015	502,733,342	$3,613	$(8,408)	$(418)	$(5,213)	$385	$(4,828)
Net income			730		730	—	730
Stock options exercised and restricted stock units vested and distributed	1,247,835	(62)			(62)		(62)
Share-based compensation expense		27			27		27
Tax benefit from share-based compensation		31			31		31
Other		(1)			(1)		(1)
Other comprehensive loss				(159)	(159)		(159)
CTA adjustment allocated to noncontrolling interest						(18)	(18)

Balance as of March 31, 2015	503,981,177	$3,608	$(7,678)	$(577)	$(4,647)	$367	$(4,280)

        The following tables set forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for the three months ended March 31, 2014:

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended March 31,
	2015			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(194)	$73	$(121)	$(12)	$5	$(7)
Reclassification adjustments included in "Other, net"	151	(57)	94	(13)	5	(8)
Foreign currency translation adjustments	(218)	86	(132)	63	(24)	39

Other comprehensive income (loss)	$(261)	$102	$(159)	$38	$(14)	$24

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2015	$(141)	$44	$(321)	$(418)
Other comprehensive loss	—	(27)	(132)	(159)

Balance as of March 31, 2015	$(141)	$17	$(453)	$(577)

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2014	$(123)	$14	$(213)	$(322)
Other comprehensive income (loss)	—	(15)	39	24

Balance as of March 31, 2014	$(123)	$(1)	$(174)	$(298)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. We excluded 0.2 million common stock awards from the computation of diluted EPS, for both the three months ended March 31, 2015 and March 31, 2014, because the inclusion of the potential common shares would have had an antidilutive effect.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended March 31, 2015
Basic EPS
Net income attributable to DIRECTV	$730	503	$1.45
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$730	507	$1.44

March 31, 2014
Basic EPS
Net income attributable to DIRECTV	$561	511	$1.10
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$561	515	$1.09

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended March 31, 2015
DIRECTV U.S.	$6,456	$2	$6,458	$1,249	$438	$1,687
Sky Brasil	795	—	795	54	145	199
PanAmericana and Other	840	—	840	102	144	246

DIRECTV Latin America	1,635	—	1,635	156	289	445
Sports Networks, Eliminations and Other	52	(2)	50	(18)	3	(15)

Total	$8,143	$—	$8,143	$1,387	$730	$2,117

March 31, 2014
DIRECTV U.S.	$6,085	$2	$6,087	$1,243	$426	$1,669
Sky Brasil	939	—	939	148	163	311
PanAmericana and Other	782	—	782	(174)	122	(52)

DIRECTV Latin America	1,721	—	1,721	(26)	285	259
Sports Networks, Eliminations and Other	49	(2)	47	10	3	13

Total	$7,855	$—	$7,855	$1,227	$714	$1,941

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions)
Operating profit before depreciation and amortization	$2,117	$1,941
Depreciation and amortization	(730)	(714)

Operating profit	1,387	1,227
Interest income	22	13
Interest expense	(245)	(232)
Other, net	7	57

Income before income taxes	1,171	1,065
Income tax expense	(441)	(496)

Net income	730	569
Less: Net income attributable to noncontrolling interest	—	(8)

Net income attributable to DIRECTV	$730	$561

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

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014, the condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014, and the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,458	$1,725	$(40)	$8,143
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	2,998	616	(38)	3,576
Subscriber service expenses	—	—	385	196	—	581
Broadcast operations expenses	—	—	81	38	(2)	117
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	703	185	—	888
Upgrade and retention costs	—	—	308	42	—	350
General and administrative expenses	32	—	296	186	—	514
Depreciation and amortization expense	—	—	438	292	—	730

Total operating costs and expenses	32	—	5,209	1,555	(40)	6,756

Operating profit (loss)	(32)	—	1,249	170	—	1,387
Equity in income of consolidated subsidiaries	750	751	—	615	(2,116)	—
Interest income	—	3	—	19	—	22
Interest expense	—	(231)	—	(14)	—	(245)
Other, net	—	2	6	(1)	—	7

Income before income taxes	718	525	1,255	789	(2,116)	1,171
Income tax benefit (expense)	12	90	(504)	(39)	—	(441)

Net income	730	615	751	750	(2,116)	730
Less: Net income attributable to noncontrolling interest	—	—	—	—	—	—

Net income attributable to DIRECTV	$730	$615	$751	$750	$(2,116)	$730

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended March 31, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$730	$615	$751	$750	$(2,116)	$730
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(121)	(121)	—	(121)	242	(121)
Reclassification adjustments included in net income	94	94	—	94	(188)	94
Foreign currency translation adjustments	(114)	—	—	(132)	114	(132)

Other comprehensive loss	(141)	(27)	—	(159)	168	(159)

Comprehensive income	589	588	751	591	(1,948)	571
Comprehensive loss attributable to noncontrolling interest	—	—	—	18	—	18

Comprehensive income attributable to DIRECTV	$589	$588	$751	$609	$(1,948)	$589

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of March 31, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$725	$2,975	$2,928	$1,705	$(287)	$8,046
Satellites, net	—	—	1,713	1,332	—	3,045
Property and equipment, net	—	—	3,841	2,614	—	6,455
Goodwill	—	1,828	1,363	686	—	3,877
Intangible assets, net	—	—	509	453	(8)	954
Intercompany receivables	4,532	12,561	29,652	603	(47,348)	—
Investment in subsidiaries	(8,730)	22,133	—	(10,092)	(3,311)	—
Investments and other assets	136	75	645	1,199	(131)	1,924

Total assets	$(3,337)	$39,572	$40,651	$(1,500)	$(51,085)	$24,301

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$244	$2,421	$3,888	$1,298	$(287)	$7,564
Long-term debt	—	16,936	—	122	—	17,058
Deferred income taxes	—	17	1,731	(11)	(131)	1,606
Intercompany liabilities	612	29,623	12,646	4,467	(47,348)	—
Other liabilities and deferred credits	454	667	253	987	(8)	2,353
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,608	476	5,447	3,510	(9,433)	3,608
Retained earnings (accumulated deficit)	(7,678)	(10,586)	16,686	(11,804)	5,704	(7,678)
Accumulated other comprehensive income (loss)	(577)	18	—	(436)	418	(577)

Total DIRECTV stockholders' equity (deficit)	(4,647)	(10,092)	22,133	(8,730)	(3,311)	(4,647)
Noncontrolling interest	—	—	—	367	—	367

Total stockholders' equity (deficit)	(4,647)	(10,092)	22,133	(8,363)	(3,311)	(4,280)

Total liabilities and stockholders' equity (deficit)	$(3,337)	$39,572	$40,651	$(1,500)	$(51,085)	$24,301

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,201	$3,690	$2,964	$1,592	$(628)	$8,819
Satellites, net	—	—	1,717	1,323	—	3,040
Property and equipment, net	—	—	3,891	2,830	—	6,721
Goodwill	—	1,828	1,363	738	—	3,929
Intangible assets, net	—	—	512	490	(8)	994
Intercompany receivables	4,975	11,698	28,132	1,143	(45,948)	—
Investment in subsidiaries	(9,341)	21,337	—	(10,725)	(1,271)	—
Investments and other assets	134	99	670	1,185	(132)	1,956

Total assets	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$527	$1,454	$4,244	$1,362	$(628)	$6,959
Long-term debt	—	19,327	—	158	—	19,485
Deferred income taxes	—	33	1,736	89	(132)	1,726
Intercompany liabilities	1,212	28,110	11,698	4,928	(45,948)	—
Other liabilities and deferred credits	443	453	234	995	(8)	2,117
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,613	432	5,403	3,489	(9,324)	3,613
Retained earnings (accumulated deficit)	(8,408)	(11,202)	15,934	(12,554)	7,822	(8,408)
Accumulated other comprehensive income (loss)	(418)	45	—	(276)	231	(418)

Total DIRECTV stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(9,341)	(1,271)	(5,213)
Noncontrolling interest	—	—	—	385	—	385

Total stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(8,956)	(1,271)	(4,828)

Total liabilities and stockholders' equity (deficit)	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$32	$(274)	$1,465	$446	$(33)	$1,636

Cash flows from investing activities
Cash paid for property and equipment	—	—	(337)	(276)	—	(613)
Cash paid for satellites	—	—	(45)	(51)	—	(96)
Investment in companies, net of cash acquired	—	—	(8)	(2)	—	(10)
Intercompany funding	(139)	(435)	(1,596)	(14)	2,184	—
Other, net	—	—	—	3	—	3

Net cash used in investing activities	(139)	(435)	(1,986)	(340)	2,184	(716)

Cash flows from financing activities
Proceeds from long-term debt	—	—	—	17	—	17
Repayment of long-term debt	—	(1,200)	—	(26)	—	(1,226)
Repayment of other long-term obligations	—	—	(7)	(22)	—	(29)
Taxes paid in lieu of shares issued for share-based compensation	(64)	—	(50)	(14)	64	(64)
Excess tax benefit from share-based compensation	31	—	23	8	(31)	31
Intercompany payments	23	1,532	546	83	(2,184)	—

Net cash provided by (used in) financing activities	(10)	332	512	46	(2,151)	(1,271)

Net increase (decrease) in cash and cash equivalents	(117)	(377)	(9)	152	—	(351)
Cash and cash equivalents at beginning of the period	680	3,191	20	744	—	4,635

Cash and cash equivalents at end of the period	$563	$2,814	$11	$896	$—	$4,284

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

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 24, 2015, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Quarterly Report on Form 10-Q may contain certain statements that we believe are, or may be considered to be, "forward-looking statements" within the meaning of various provisions of the Securities Act of 1933 and of the Securities Exchange Act of 1934. These forward-looking statements generally can be identified by the use of statements that include phrases such as we "believe", "expect", "anticipate", "intend", "plan", "foresee", "project" or other similar references to future periods. Examples of forward-looking statements include, but are not limited to, statements we make regarding our outlook for 2015 financial results, liquidity and capital resources.

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014:

  •
  Levels of competition are increasing.

  •
  We depend on others to produce programming and programming costs are increasing.

  •
  Increased subscriber churn or subscriber upgrade and retention costs could materially adversely affect our financial performance.

  •
  Our subscriber acquisition costs could materially increase.

  •
  DIRECTV Latin America is subject to various additional risks associated with doing business internationally, which include political and economic instability and foreign currency exchange rate volatility and controls, especially in Venezuela.

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

        Those and the other factors that are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$8,143	$7,855
Total operating costs and expenses	6,756	6,628

Operating profit	1,387	1,227
Interest income	22	13
Interest expense	(245)	(232)
Other, net	7	57

Income before income taxes	1,171	1,065
Income tax expense	(441)	(496)

Net income	730	569
Less: Net income attributable to noncontrolling interest	—	(8)

Net income attributable to DIRECTV	$730	$561

Basic earnings attributable to DIRECTV per common share	$1.45	$1.10
Diluted earnings attributable to DIRECTV per common share	$1.44	$1.09
Weighted average number of total common shares outstanding (in millions):
Basic	503	511
Diluted	507	515

	March 31, 2015	December 31, 2014
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$4,284	$4,635
Total current assets	8,046	8,819
Total assets	24,301	25,459
Total current liabilities	7,564	6,959
Long-term debt	17,058	19,485
Total stockholders' deficit	(4,280)	(4,828)

Reference
should be made to the Notes to the Consolidated Financial Statements.

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,387	$1,227
Add: Depreciation and amortization expense	730	714

Operating profit before depreciation and amortization	$2,117	$1,941

Operating profit before depreciation and amortization margin	26.0%	24.7%
Cash flow information
Net cash provided by operating activities	$1,636	$1,590
Net cash used in investing activities	(716)	(707)
Net cash provided by (used in) financing activities	(1,271)	267
Free cash flow(2)
Net cash provided by operating activities	1,636	1,590
Less: Cash paid for property and equipment	(613)	(650)
Less: Cash paid for satellites	(96)	(54)

Free cash flow	$927	$886

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended March 31, 2015
DIRECTV U.S.	$6,458	79.3%	$1,249	$438	$1,687
Sky Brasil	795	9.8%	54	145	199
PanAmericana and Other	840	10.3%	102	144	246

DIRECTV Latin America	1,635	20.1%	156	289	445
Sports Networks, Eliminations and Other	50	0.6%	(18)	3	(15)

Total	$8,143	100.0%	$1,387	$730	$2,117

March 31, 2014
DIRECTV U.S.	$6,087	77.5%	$1,243	$426	$1,669
Sky Brasil	939	12.0%	148	163	311
PanAmericana and Other	782	10.0%	(174)	122	(52)

DIRECTV Latin America	1,721	22.0%	(26)	285	259
Sports Networks, Eliminations and Other	47	0.5%	10	3	13

Total	$7,855	100.0%	$1,227	$714	$1,941

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units; DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, and also own non-controlling interests in two others, ROOT SPORTS™ Northwest and ROOT SPORTS Southwest. We own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest, ROOT SPORTS Southwest and GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of March 31, 2015, DIRECTV U.S. had approximately 20.4 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana and Other segment. As of March 31, 2015, PanAmericana had approximately 7.0 million subscribers, Sky Brasil had approximately 5.7 million subscribers and Sky Mexico had nearly 6.8 million subscribers.

  •
  DIRECTV Sports Networks.  DIRECTV Sports Networks LLC and its subsidiaries, or DSN, is comprised primarily of two wholly owned regional sports networks based in Denver, Colorado and Pittsburgh, Pennsylvania, and two regional sports networks based in Seattle, Washington and Houston, Texas in which DSN retains a noncontrolling interest, each of which operates under the brand name ROOT SPORTS. In the fourth quarter of 2014, we acquired a noncontrolling interest in Houston Sports Holdings, LLC, or HSH, the regional sports network based in Houston, Texas. The operating results of DSN are reported as part of the "Sports Networks, Eliminations and Other" reporting segment.

SIGNIFICANT EVENT AFFECTING THE COMPARABILITY OF THE RESULTS OF OPERATIONS

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

        As of March 31, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for

DIRECTV

essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports, including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of March 31, 2015, the SICAD exchange rate was 12.0 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 193.0 Venezuelan bolivars per U.S. dollars.

        Effective March 31, 2014, we changed the exchange rate for remeasuring our Venezuelan subsidiary's monetary net assets from the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar to the SICAD rate, which was 10.7 Venezuelan bolivars per U.S. dollar as of March 31, 2014. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the Venezuelan bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of March 31, 2015, the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the quarter and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not transact in the SIMADI mechanism during the three months ended March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $534 million, including cash of $554 million, as of March 31, 2015, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In the first quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $200 million and operating profit before depreciation and amortization of approximately $75 million.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and would likely result in significant future devaluations.

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

        In connection with the proposed merger, we recognized costs of $26 million for the quarter ended March 31, 2015 in "General and administrative expenses" in the Consolidated Statements of

DIRECTV

Operations, primarily related to professional services fees. These costs are reported in the "Sports Networks, Eliminations and Other" segment.

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of March 31,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,458	$6,087	$371	6.1%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	2,998	2,768	230	8.3%
Subscriber service expenses	385	359	26	7.2%
Broadcast operations expenses	81	72	9	12.5%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	703	648	55	8.5%
Upgrade and retention costs	308	281	27	9.6%
General and administrative expenses	296	290	6	2.1%
Depreciation and amortization expense	438	426	12	2.8%

Total operating costs and expenses	5,209	4,844	365	7.5%

Operating profit	$1,249	$1,243	$6	0.5%

Operating profit margin	19.3%	20.4%	—	—
Other data:
Operating profit before depreciation and amortization	$1,687	$1,669	$18	1.1%
Operating profit before depreciation and amortization margin	26.1%	27.4%	—	—
Total number of subscribers (in thousands)	20,412	20,265	147	0.7%
ARPU	$105.62	$100.16	$5.46	5.5%
Average monthly subscriber churn %	1.37%	1.45%	—	(5.5)%
Gross subscriber additions (in thousands)	895	891	4	0.4%
Subscriber disconnections (in thousands)	835	879	(44)	(5.0)%
Net subscriber additions (in thousands)	60	12	48	NM *
Average subscriber acquisition costs—per subscriber (SAC)	$914	$859	$55	6.4%
Capital expenditures:
Property and equipment	$136	$144	$(8)	(5.6)%
Subscriber leased equipment—subscriber acquisitions	115	117	(2)	(1.7)%
Subscriber leased equipment—upgrade and retention	86	110	(24)	NM *
Satellites	45	11	34	309.1%

Total capital expenditures	$382	$382	$—	—%

*
Percentage not meaningful.

DIRECTV

        Subscribers.    In the first quarter of 2015, net subscriber additions increased as compared to the first quarter of 2014 primarily due to lower average monthly churn. The improvement in average monthly churn was primarily due to a continued focus on attracting higher quality new subscribers and improved macroeconomic conditions, which resulted in higher customer pay rates, as well as successful winback initiatives. Gross subscriber additions remained relatively flat in the first quarter of 2015 as compared to the first quarter of 2014.

        Revenues.    DIRECTV U.S. revenues increased in the first quarter of 2015 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and regional sports networks, higher set-top box lease fees, increased advanced receiver service fees, a reduction in new customer credits, as well as increased commercial business revenues, warranty program fees and ad sales. These increases were partially offset by increased promotional offers for existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to higher revenues partially offset by higher broadcast programming and other costs, higher subscriber acquisition and upgrade and retention costs, as well as higher subscriber service expenses. Broadcast programming and other costs increased primarily due to annual program supplier rate increases, partially offset by the favorable resolution of a prior year dispute with a programmer. Subscriber acquisition costs increased primarily due to an increase in higher quality subscribers from the consumer electronics distribution channel, and higher ancillary equipment costs. Upgrade and retention costs increased primarily due to improved results from our customer winback campaigns.

        Operating profit before depreciation and amortization margin decreased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to higher broadcast programming and other costs, as well as higher subscriber acquisition costs.

        Operating profit.    Operating profit increased in the first quarter of 2015 as compared to the first quarter of 2014 due to an increase in operating profit before depreciation and amortization partially offset by an increase of depreciation and amortization due to higher total capitalized subscriber leased equipment. Operating profit margin decreased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to the decrease in operating profit before depreciation and amortization margin.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of March 31,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,635	$1,721	$(86)	(5.0)%
Operating profit before depreciation and amortization(1)	445	259	186	71.8%
Operating profit before depreciation and amortization margin(1)	27.2%	15.0%	—	—
Operating profit(1)	$156	$(26)	$182	(700.0)%
Operating profit margin(1)	9.5%	(1.5)%	—	—
Other data:
ARPU	$43.32	$48.83	$(5.51)	(11.3)%
Average monthly total subscriber churn %	2.34%	2.13%	—	9.9%
Average monthly post-paid subscriber churn %	2.15%	1.85%	—	16.2%
Total number of subscribers (in thousands)(2)	12,690	11,929	761	6.4%
Gross subscriber additions (in thousands)(2)	1,103	1,111	(8)	(0.7)%
Net subscriber additions (in thousands)(2)	219	361	(142)	(39.3)%
Capital expenditures:
Property and equipment	$28	$56	$(28)	(50.0)%
Subscriber leased equipment—subscriber acquisitions	189	128	61	47.7%
Subscriber leased equipment—upgrade and retention	58	96	(38)	(39.6)%
Satellites	45	38	7	18.4%

Total capital expenditures	$320	$318	$2	0.6%

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014, as well as the ongoing impact of foreign currency exchange fluctuations.

(2)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Three Months Ended and As of March 31,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$795	$939	$(144)	(15.3)%
Operating profit before depreciation and amortization	199	311	(112)	(36.0)%
Operating profit before depreciation and amortization margin	25.0%	33.1%	—	—
Operating profit	$54	$148	$(94)	(63.5)%
Operating profit margin	6.8%	15.8%	—	—
Other Data:
ARPU	$46.80	$57.67	$(10.87)	(18.8)%
Total number of subscribers (in thousands)	5,684	5,480	204	3.7%
Total capital expenditures	$182	$161	$21	13.0%

        Subscribers.    In the first quarter of 2015 net subscriber additions were lower as compared to the first quarter of 2014 as higher gross subscriber additions were more than offset by higher average monthly churn. Gross subscriber additions increased driven by higher demand for advanced products. Total average monthly churn increased due to several factors, including the migration of key systems that impacted existing subscribers, the effect of a higher mix of mass market subscribers, along with more challenging economic and competitive conditions in the first quarter of 2015.

        Revenues.    Revenues decreased in the first quarter of 2015 primarily due to a decrease in ARPU, partially offset by subscriber growth. The decrease in ARPU was primarily due to unfavorable exchange rates and the system migration of subscribers in the first quarter of 2015.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the first quarter of 2015 as compared to the first quarter of 2014 primarily due to issues related to the system migration of subscribers that impacted revenues as well as subscriber service and general and administrative expenses. Also contributing to the decrease were higher subscriber acquisition costs due to an increase in advanced products and higher costs associated with the continued rollout of a new broadband service.

        Operating profit.    Operating profit and operating profit margin decreased in the first quarter of 2015 as compared to the first quarter of 2014 due to a decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of March 31,			Change
	2015	2014		$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$840	$782		$58	7.4%
Operating profit (loss) before depreciation and amortization(1)	246	(52)		298	(573.1)%
Operating profit before depreciation and amortization margin(1)	29.3%	NM	*	—	—
Operating profit (loss)(1)	$102	$(174)		$276	(158.6)%
Operating profit margin(1)	12.1%	NM	*	—	—
Other Data:
ARPU	$40.47	$41.23		$(0.76)	(1.8)%
Total number of subscribers (in thousands)	7,006	6,449		557	8.6%
Total capital expenditures	$138	$157		$(19)	(12.1)%

*
Not meaningful

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In the first quarter of 2015 net subscriber additions decreased primarily due to lower prepaid gross additions mainly in Argentina and Peru, as well as an increase in demand in the first quarter of 2014 in advance of the World Cup soccer tournament. Average monthly subscriber churn improved in the first quarter of 2015 in part due to higher prepaid reconnection rates.

        Revenues.    Revenues increased in the first quarter of 2015 primarily due to subscriber growth partially offset by a decrease in ARPU. The decrease in ARPU was primarily due to unfavorable exchange rates and a higher penetration of lower ARPU mass market subscribers, partially offset by higher ARPU in local currency terms, which resulted from price increases and an increase in subscribers with advanced products.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased in the first quarter of 2015 as compared to the first quarter of 2014 primarily in Venezuela as a result of the $281 million devaluation charge recorded in the first quarter of 2014. Also contributing to the increase in operating profit before depreciation and amortization margin were an increase in scale, lower subscriber acquisition costs resulting from lower gross subscriber additions and the settlement of a performance rights fee dispute in Argentina in 2014, partially offset by the timing of price increases in Venezuela and the impact on average margins from the depreciation of the Venezuelan bolivar.

        Operating profit.    Operating profit and operating profit margin increased in the first quarter of 2015 as compared to the first quarter of 2014 due to the increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, partially offset by an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installations costs, as well as higher capitalized infrastructure costs.

DIRECTV

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $22 million in the first quarter of 2015 and $13 million in the first quarter of 2014.

        Interest expense.    Interest expense was $245 million in the first quarter of 2015 and $232 million in the first quarter of 2014.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended March 31,		Change
	2015	2014	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$33	$44	$(11)
Net foreign currency transaction gain (loss)	(31)	6	(37)
Other	3	(4)	7
Interest rate swap gain	2	—	2
Net gains from sale of investments	—	9	(9)
Fair-value gain on non-employee stock options	—	2	(2)

Total	$7	$57	$(50)

        Income Tax Expense.    We recognized income tax expense of $441 million for the first quarter of 2015 compared to $496 million for the first quarter of 2014. The effective tax rate for the first quarter of 2015 was 37.7% compared to 46.6% for the first quarter of 2014, primarily due to the unfavorable tax impact of the Venezuela devaluation in the first quarter of 2014.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended March 31,
	2015	2014
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.45	$1.10
Diluted earnings attributable to DIRECTV per common share	$1.44	$1.09
Weighted average number of common shares outstanding:
Basic	503	511
Diluted	507	515

        The increases in basic and diluted earnings per share were due to higher net income attributable to DIRECTV as well as a slight reduction in weighted average shares outstanding.

DIRECTV

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan. DIRECTV U.S. has the ability to borrow up to $2.5 billion under its revolving credit facilities. As of March 31, 2015, there were no borrowings outstanding under the revolving credit facilities. DIRECTV U.S. also has a commercial paper program backed by its revolving credit facilities. As of March 31, 2015, we had no short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion.

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2015, Sky Brasil had borrowings of R$633 million ($197 million) outstanding under the BNDES facility.

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. As of March 31, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility.

        As of March 31, 2015, our cash and cash equivalents totaled $4,284 million compared to $4,635 million at December 31, 2014. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.06 at March 31, 2015 and 1.27 at December 31, 2014.

Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities increased to $1,636 million for the three months ended March 31, 2015 from $1,590 million for the three months ended March 31, 2014. The increase is primarily a result of an increase in operating profit before depreciation and amortization expense and an increase in working capital related to the timing of receivables and payables.

Cash Flows Used in Investing Activities

        Net cash flows used in investing activities increased to $716 million for the three months ended March 31, 2015 from $707 million for the three months ended March 31, 2014. The increase was primarily due to an increase in satellite capital expenditures, partially offset by lower capital expenditures for subscriber leased set-top receivers.

Cash Flows Provided by (Used in) Financing Activities

        Net cash flows used by financing activities increased to $1,271 million for the three months ended March 31, 2015 from net cash provided by financing activities of $267 million for the three months ended March 31, 2014. The increase is primarily due to the repayment of our 3.550% senior notes in March 2015.

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved an authorization for up to $3.5 billion for repurchases of our common stock. In accordance with the Merger Agreement, we have

DIRECTV

suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock during the pendency of the proposed transaction without AT&T's consent, effective May 18, 2014.

Debt

        At March 31, 2015, we had $19,413 million in total outstanding borrowings, which consisted of senior notes issued by DIRECTV U.S. and borrowings under the BNDES financing facility at Sky Brasil. Our outstanding borrowings are more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2014 Form 10-K.

        As appropriate, we will evaluate our optimal leverage on an ongoing basis. We may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

        Senior Notes.    In March 2015, DIRECTV U.S. repaid the 3.550% senior notes due in 2015, or the 2015 Notes, for the unpaid principal balance of $1,200 million, together with accrued and unpaid interest as of that date, as required by the indenture for the 2015 Notes.

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

        At March 31, 2015, DIRECTV U.S.' senior notes had a carrying value of $19,185 million and a weighted-average coupon of 4.51%. The principal amount of our senior notes which have not been redeemed mature as follows: $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019, $1,300 million in 2020 and $12,616 million thereafter.

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

        Commercial Paper.    DIRECTV U.S. has a commercial paper program backed by its revolving credit facilities, which provides for the issuance of short-term commercial paper in the United States up to a maximum aggregate principal of $2.5 billion. As of March 31, 2015 and December 31, 2014 we had no short-term commercial paper outstanding. Aggregate amounts outstanding under the revolving credit facilities described below and the commercial paper program are limited to $2.5 billion.

DIRECTV

Revolving Credit Facilities

        On September 28, 2012, DIRECTV U.S.' five year, $2.0 billion revolving credit facility dated February 7, 2011 was terminated and replaced with a three and one-half year, $1.0 billion revolving credit facility and a five year, $1.5 billion revolving credit facility. We pay a commitment fee of 0.15% per year for the unused commitment under the revolving credit facilities. Borrowings currently bear interest at a rate equal to the London Interbank Offer Rate (LIBOR) plus 1.25%. Both the commitment fee and the annual interest rate may increase or decrease under certain conditions due to changes in DIRECTV U.S.' long-term, unsecured debt ratings. Under certain conditions, DIRECTV U.S. may increase the borrowing capacity of the revolving credit facilities by an aggregate amount of up to $500 million. Aggregate amounts outstanding under the revolving credit facilities and the commercial paper program are limited to $2.5 billion. As of March 31, 2015, there were no borrowings outstanding under the revolving credit facilities.

        Borrowings under the revolving credit facilities are unsecured senior obligations of DIRECTV U.S. and will rank equally in right of payment with all of DIRECTV U.S.' existing and future senior debt and will rank senior in right of payment to all of DIRECTV U.S.' future subordinated debt, if any.

Covenants and Restrictions

        The revolving credit facilities require DIRECTV U.S. to maintain at the end of each fiscal quarter a specified ratio of indebtedness to earnings before interest, taxes and depreciation and amortization. The revolving credit facilities also include covenants that limit DIRECTV U.S.' ability to, among other things, (i) incur additional subsidiary indebtedness, (ii) incur liens, (iii) enter into certain transactions with affiliates, (iv) merge or consolidate with another entity, (v) sell, assign, lease or otherwise dispose of all or substantially all of its assets, and (vi) change its lines of business. Additionally, the senior notes contain restrictive covenants that are similar. If DIRECTV U.S. fails to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable and its revolving credit facilities could be terminated. At March 31, 2015, management believes DIRECTV U.S. was in compliance with all such covenants. The senior notes and revolving credit facilities also provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

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

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of March 31, 2015, Sky Brasil had borrowings of R$633 million ($197 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.22% per year. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.21 / $1.00 and R$2.66 / $1.00 as of March 31, 2015 and December 31, 2014, respectively.

        Borrowings under the BNDES facility mature as follows: R$260 million ($81 million) in 2015, R$273 million ($85 million) in 2016 and R$100 million ($31 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,022 million ($318 million) based on the exchange rate of R$3.21 / $1.00 as of March 31, 2015.

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of March 31, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility bearing interest of 2.5% per year. As of December 31, 2014, Sky Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.21 / $1.00 and R$2.66 / $1.00 as of March 31, 2015 and December 31, 2014, respectively.

        Borrowings under the Desenvolve SP facility mature as follows: R$48 million ($15 million) in 2019 and R$50 million ($16 million) in 2020.

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

        As of March 31, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central

DIRECTV

Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports, including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of March 31, 2015, the SICAD exchange rate was 12.0 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 193.0 Venezuelan bolivars per U.S. dollars.

        Effective March 31, 2014, we changed the exchange rate for remeasuring our Venezuelan subsidiary's monetary net assets from the official exchange rate of 6.3 Venezuelan bolivars per U.S. dollar to the SICAD rate, which was 10.7 Venezuelan bolivars per U.S. dollar as of March 31, 2014. As a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the Venezuelan bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        As of March 31, 2015, the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the quarter and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not transact in the SIMADI mechanism during the three months ended March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $534 million, including cash of $554 million, as of March 31, 2015, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In the first quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $200 million and operating profit before depreciation and amortization of approximately $75 million.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and would likely result in significant future devaluations.

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

DIRECTV

Dividend Policy

        The Merger Agreement precludes the Company from paying a dividend so long as the Merger Agreement is in effect.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of March 31, 2015, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K for the year ended December 31, 2014. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $548 million as of March 31, 2015. The timing and amount of any future payments is not reasonably estimable, as such payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 3)(a)	$30,164	$648	$5,249	$3,286	$20,981
Purchase obligations(b)	16,305	1,744	4,020	3,696	6,845
Operating lease obligations(c)	966	86	200	198	482
Capital lease obligations(d)	1,288	108	282	254	644

Total	$48,723	$2,586	$9,751	$7,434	$28,952

(a)
Long-term debt obligations include interest calculated based on the rates in effect at March 31, 2015, however, the obligations do not reflect potential prepayments required under indentures.

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

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

* * *

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the three months ended March 31, 2015. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2015.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended March 31, 2015 or subsequent thereto, but before the filing of the report, are summarized below:

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

        Early Cancellation Fees.    As previously reported, in 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. We have reached a settlement with the individual plaintiffs in the federal cases. In the California state court action, the United States Supreme Court agreed to review the California Court of Appeal's opinion affirming the denial of our motion to compel arbitration. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases.

        FTC Litigation.    On March 11, 2015, the Federal Trade Commission, or FTC, filed a lawsuit against DIRECTV and DIRECTV,  LLC in United States District Court for the Northern District of California. The FTC alleges that DIRECTV failed to disclose adequately in our advertisements certain terms and conditions of our programming package offers. The complaint also alleges that DIRECTV violated applicable law by failing adequately to disclose, and to obtain consumers' express consent to, the terms of negative option offers for premium channels. The complaint seeks a permanent injunction to prevent further violations, as well as relief to redress injury to consumers. We believe we have valid defenses to the FTC's claims and we intend to vigorously defend the lawsuit.

        Waste Disposal Inquiry.    In August 2012, DIRECTV U.S. received from the State of California subpoenas and interrogatories related to our generation, handling, record keeping, transportation and disposal of hazardous waste, including universal waste, in the State of California, and the training of employees regarding the same. The investigation is jointly conducted by the Office of the Attorney General and the District Attorney for Alameda County and appears to be part of a broader effort to investigate waste handling and disposal processes of a number of industries. We are continuing to

DIRECTV

review our policies and procedures applicable to all facilities, cooperating with the investigation and recently began discussions with regulators directed at reaching resolution of this matter.

        Other.    We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2014 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

* * *

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchase Program

        Since 2006 our Board of Directors has approved multiple authorizations for the repurchase of our common stock. In February 2014 our Board of Directors approved a new authorization for up to $3.5 billion for repurchases of our common stock. In accordance with the Merger Agreement, we suspended the share repurchase program and agreed to not purchase, repurchase, redeem or otherwise acquire any shares of our capital stock without AT&T's consent, effective May 18, 2014.

        During the three months ended March 31, 2015 there were no share repurchases.

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
††10.1	Form of 2015 Restricted Stock Unit Award Agreement between DIRECTV and Michael D. White (incorporated by reference to Exhibit 10.1 to the Form 8-K of DIRECTV filed February 19, 2015 (SEC File No. 1-34554) (The "February 2015 8-K")
††10.2	Summary Terms and Conditions for the 2015 Time-Based RSU Grants (incorporated by reference to Exhibit 10.2 to the February 2015 8-K (SEC File No.1-34554))
††10.3	Summary Terms and Conditions for the 2015 Elected Officer Cash Bonus Plan (incorporated by reference to Exhibit 10.3 to the February 2015 8-K (SEC File No.1-34554))
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
*32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

††
Management contract or compensatory plan or arrangement.

*  *  *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date: May 8, 2015	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document