Form 10-K/A
period 2014-12-31
DIRECTV
filed 2015-06-04
CIK 1465112

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2 to Form 10-K
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No

As of June 30, 2014, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates was $34,022,895,210.
As of June 1, 2015, the registrant had outstanding 504,292,062 shares of common stock.

Documents incorporated by reference are as follows:

Document	Part and Item Number of Form 10-K into which Incorporated
Amendment No. 2 to Form 10-K Exhibit 21	Part IV, Item 15
June 3, 2015

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A is being filed for the purpose of correcting errors in the list of subsidiaries required to be included as Exhibit 21 by Item 15 of Part IV of the Annual Report on Form 10-K for the year ended December 31, 2014 of DIRECTV that was included with our Form 10-K filed with the Securities Exchange Commission on February 25, 2015.

Part IV, Item 15
A corrected version of Exhibit 21 is attached hereto and incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV (Registrant)
Date:	June 3, 2015
		By:	/s/ Patrick T. Doyle
Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Name
21	Subsidiaries of Registrant as of December 31, 2014
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes‑Oxley Act of 2002
A copy of any of the exhibits included in this Annual Report on Form 10-K/A, other than those as to which confidential treatment has been granted by the Securities and Exchange Commission, upon payment of a fee to cover the reasonable expenses of furnishing such exhibits, may be obtained by written request to us at the address set forth on the front cover, attention General Counsel.