Form 10-Q
period 2015-06-30
DIRECTV
filed 2015-08-07
CIK 1465112

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 1-34554

DIRECTV GROUP HOLDINGS, LLC
(successor in interest to DIRECTV)
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

        As of July 24, 2015, the registrant had outstanding 504,514,734 shares of common stock.

DIRECTV

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

        This Form 10-Q has not been reviewed by an independent accountant using professional review standards and procedures, although such a review is required by Rule 10-01(d) of Regulation S-X. The independent accountant previously engaged by DIRECTV is no longer independent as a result of the acquisition of DIRECTV by AT&T Inc. on July 24, 2015. An amendment to this Form 10-Q is expected to be filed once a review has been completed.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$8,441	$8,109	$16,584	$15,964
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,780	3,498	7,356	6,881
Subscriber service expenses	596	574	1,177	1,125
Broadcast operations expenses	118	107	235	204
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	893	898	1,781	1,725
Upgrade and retention costs	344	362	694	683
General and administrative expenses	600	517	1,114	971
Venezuelan currency devaluation charge	—	—	—	281
Depreciation and amortization expense	721	729	1,451	1,443

Total operating costs and expenses	7,052	6,685	13,808	13,313

Operating profit	1,389	1,424	2,776	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	1,204	1,241	2,375	2,306
Income tax expense	(454)	(431)	(895)	(927)

Net income	750	810	1,480	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income attributable to DIRECTV	$747	$806	$1,477	$1,367

Basic earnings attributable to DIRECTV per common share	$1.48	$1.60	$2.93	$2.70
Diluted earnings attributable to DIRECTV per common share	$1.47	$1.59	$2.91	$2.67
Weighted average number of common shares outstanding (in millions):
Basic	504	504	504	507
Diluted	508	508	508	512

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Net income	$750	$810	$1,480	$1,379
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains (losses) arising during the period	83	6	(38)	(1)
Reclassification adjustments included in net income	(74)	(28)	20	(36)
Foreign currency translation adjustments	16	32	(116)	71

Other comprehensive income (loss)	25	10	(134)	34

Comprehensive income	775	820	1,346	1,413
Comprehensive (income) loss attributable to noncontrolling interest	(8)	(8)	10	(19)

Comprehensive income attributable to DIRECTV	$767	$812	$1,356	$1,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$5,061	$4,635
Accounts receivable, net of allowances of $115 and $109	2,754	2,800
Inventories	425	299
Deferred income taxes	65	68
Prepaid expenses and other	777	1,017

Total current assets	9,082	8,819
Satellites, net	3,010	3,040
Property and equipment, net	6,477	6,721
Goodwill	3,885	3,929
Intangible assets, net	946	994
Investments and other assets	1,921	1,956

Total assets	$25,321	$25,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,795	$5,048
Unearned subscriber revenues and deferred credits	572	584
Current debt	2,355	1,327

Total current liabilities	7,722	6,959
Long-term debt	17,157	19,485
Deferred income taxes	1,624	1,726
Other liabilities and deferred credits	2,281	2,117
Commitments and contingencies
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 504,511,567 and 502,733,342 shares issued and outstanding of common stock at June 30, 2015 and December 31, 2014, respectively	3,645	3,613
Accumulated deficit	(6,931)	(8,408)
Accumulated other comprehensive loss	(552)	(418)

Total DIRECTV stockholders' deficit	(3,838)	(5,213)
Noncontrolling interest	375	385

Total stockholders' deficit	(3,463)	(4,828)

Total liabilities and stockholders' deficit	$25,321	$25,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$1,480	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,451	1,443
Venezuelan currency devaluation charge	—	281
Amortization of deferred revenues and deferred credits	(23)	(24)
Share-based compensation expense	53	45
Equity in earnings from unconsolidated affiliates	(57)	(78)
Net foreign currency transaction loss (gain)	64	(11)
Dividends received	7	—
Net losses (gains) from sale of investments	5	(17)
Deferred income taxes	94	115
Excess tax benefit from share-based compensation	(31)	(22)
Other	14	45
Change in other operating assets and liabilities:
Accounts receivable	65	133
Inventories	(110)	(29)
Prepaid expenses and other	304	122
Accounts payable and accrued liabilities	(211)	(342)
Unearned subscriber revenue and deferred credits	2	48
Other, net	131	(24)

Net cash provided by operating activities	3,238	3,064

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,251)	(1,417)
Cash paid for satellites	(131)	(109)
Cash paid for short-term investments	(53)	—
Investment in companies, net of cash acquired	(23)	(8)
Proceeds from sale of investments	2	29
Other, net	(4)	(4)

Net cash used in investing activities	(1,460)	(1,509)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	—	25
Proceeds from short-term borrowings	—	270
Repayment of short-term borrowings	—	(235)
Proceeds from long-term debt	20	1,329
Debt issuance costs	—	(7)
Repayment of long-term debt	(1,255)	(1,026)
Repayment of other long-term obligations	(51)	(34)
Common shares repurchased and retired	—	(1,386)
Stock options exercised	9	10
Taxes paid in lieu of shares issued for share-based compensation	(65)	(57)
Excess tax benefit from share-based compensation	31	22
Other, net	—	(40)

Net cash used in financing activities	(1,311)	(1,129)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(41)	(316)

Net increase in cash and cash equivalents	426	110
Cash and cash equivalents at beginning of the period	4,635	2,180

Cash and cash equivalents at end of the period	$5,061	$2,290

Supplemental Cash Flow Information
Cash paid for interest	$412	$413
Cash paid for income taxes	384	767

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Description of Business and Basis of Presentation

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, and also own non-controlling interests in two others, ROOT SPORTS™ Northwest and ROOT SPORTS Southwest (our joint venture with AT&T Inc.). We own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest, ROOT SPORTS Southwest and GSN using the equity method of accounting.

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

        On July 24, 2015, DIRECTV completed a merger transaction under which DIRECTV merged into Steam Merger Sub, LLC, a wholly-owned direct subsidiary of AT&T Inc., or AT&T. Following the merger, Steam Merger Sub, LLC (a successor in interest to DIRECTV) was renamed DIRECTV Group Holdings, LLC.

        We have prepared the accompanying unaudited consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting. In the opinion of management, all adjustments (consisting only of normal recurring items) that are necessary for a fair presentation have been included. The results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on June 4, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

with the SEC on May 8, 2015, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

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

Note 2: New Accounting Standards

        Revenue Recognition.    In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" (ASU 2014-09), which replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. ASU 2014-09 becomes effective for annual reporting periods beginning after December 15, 2017, following the July 2015 approval of a one-year deferral of the effective date by the FASB. We continue to evaluate the impact of the new standard and available adoption methods.

        Long-Term Debt and Debt Issuance Costs.    In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which will result in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of our reportable "Long-Term Debt" balance on our consolidated balance sheets. ASU 2015-03 becomes effective January 1, 2016, subject to early adoption, and will require full retrospective application. We do not expect this new standard to have a material impact on our consolidated balance sheets.

Note 3: Goodwill

        The following table sets forth changes in the carrying amounts of "Goodwill" in the Consolidated Balance Sheets by reportable segment for the six months ended June 30, 2015:

		DIRECTV Latin America
				Sports Networks, Eliminations and Other
	DIRECTV U.S.	Sky Brasil	PanAmericana and Other		Total
	(Dollars in Millions)
Balance as of January 1, 2015	$3,191	$305	$211	$222	$3,929
Sky Brasil foreign currency translation adjustment	—	(44)	—	—	(44)

Balance as of June 30, 2015	$3,191	$261	$211	$222	$3,885

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 4: Debt

        The following table sets forth our outstanding debt as of:

	June 30, 2015	December 31, 2014
	(Dollars in Millions)
Current debt
Current portion of long-term debt	$2,250	$1,200
Current portion of borrowings under BNDES financing facility	105	127
Long-term debt
Senior notes	17,053	19,327
Borrowings under BNDES financing facility	73	140
Borrowings under Desenvolve SP financing facility	31	18

Total debt	$19,512	$20,812

        The amount of interest accrued related to our outstanding debt was $322 million at June 30, 2015 and $278 million at December 31, 2014.

Senior Notes

  Six Months Ended June 30, 2015 Financing Transactions

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth our outstanding senior notes:

	Principal amount	Carrying value, net of unamortized original issue discounts
	June 30, 2015	June 30, 2015	December 31, 2014
	(Dollars in Millions)
3.550% senior notes due in 2015	$—	$—	$1,200
3.125% senior notes due in 2016	750	750	750
3.500% senior notes due in 2016	1,500	1,500	1,499
2.400% senior notes due in 2017	1,250	1,249	1,249
1.750% senior notes due in 2018	750	746	746
5.875% senior notes due in 2019	1,000	997	996
5.200% senior notes due in 2020	1,300	1,299	1,299
4.600% senior notes due in 2021	1,000	1,000	999
5.000% senior notes due in 2021(1)	1,500	1,507	1,506
3.800% senior notes due in 2022(1)	1,500	1,521	1,520
2.750% senior notes due in 2023(2)	557	555	602
4.450% senior notes due in 2024(1)	1,250	1,288	1,285
3.950% senior notes due in 2025	1,200	1,192	1,192
4.375% senior notes due in 2029(2)	1,179	1,167	1,157
5.200% senior notes due in 2033(2)	550	548	543
6.350% senior notes due in 2040	500	500	500
6.000% senior notes due in 2040	1,250	1,236	1,236
6.375% senior notes due in 2041	1,000	1,000	1,000
5.150% senior notes due in 2042	1,250	1,248	1,248

Total senior notes	$19,286	$19,303	$20,527

(1)
The carrying values as of June 30, 2015 and December 31, 2014 include the following fair value adjustments, respectively: increases of $11 million and $10 million for the 5.000% senior notes due in 2021, increases of $21 million and $20 million for the 3.800% senior notes due in 2022 and increases of $42 million and $39 million for the 4.450% senior notes due in 2024.

(2)
These amounts reflect the remeasurement of the aggregate principal and carrying value of our foreign currency denominated senior notes to U.S. dollars based on the exchange rates in effect at each of the dates presented.

        The fair value of our senior notes was approximately $20,154 million at June 30, 2015 and $22,044 million at December 31, 2014. We calculated the fair values based on quoted market prices of our senior notes, which is a Level 1 input under accounting guidance for fair value measurements of assets and liabilities.

        All of our senior notes were issued by DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-Issuers, and have been registered under the Securities Act of 1933, as amended.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The principal amount of our senior notes which have not been redeemed mature as follows: $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019, $1,300 million in 2020 and $12,736 million thereafter.

Revolving Credit Facilities and Commercial Paper

        Concurrent with the AT&T merger transaction close on July 24, 2015, we terminated our revolving credit facilities and commercial paper program which included the ability for us to borrow up to $2.5 billion.

Covenants and Restrictions

        The senior notes include covenants that limit DIRECTV U.S.'s and its subsidiaries' ability to, among other things, (i) incur certain liens, (ii) engage in certain sale leaseback transactions, and (iii) merge, consolidate or sell substantially all of its assets. If DIRECTV U.S. and its subsidiaries fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Group Holdings, LLC Guarantors.    Following the close of the AT&T merger transaction discussed in Note 1 of the Notes to the Consolidated Financial Statements, DIRECTV Group Holdings, LLC assumed as the successor of DIRECTV the guarantee of the senior notes on the terms set forth in the respective Supplemental Indentures and the Guarantee, dated as of July 24, 2015, with respect to each Supplemental Indenture (collectively, the "Guarantees"). For further information, refer to the Form 8-K filed with the SEC on July 24, 2015 by AT&T Inc.

        DIRECTV Group Holdings, LLC guarantees all of the senior notes outstanding, jointly and severally with DIRECTV Holdings, LLC's material domestic subsidiaries. DIRECTV Group Holdings LLC unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

        As a result of the Guarantees, holders of the senior notes may have the benefit of DIRECTV Group Holdings, LLC 's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes.

        The Guarantees are unsecured senior obligations of DIRECTV Group Holdings, LLC and rank equally in right of payment with all of DIRECTV Group Holdings, LLC's existing and future senior debt and rank senior in right of payment to all of DIRECTV Group Holdings, LLC 's future subordinated debt, if any. The Guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV Group Holdings, LLC to the extent of the value of the assets securing the obligations. DIRECTV Group Holdings, LLC is not subject to the covenants contained in the indentures governing the senior notes and the Guarantees will terminate and be released on the terms set forth in each of the indentures.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of June 30, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility bearing interest of 2.5% per year. As of December 31, 2014, Sky Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.10 / $1.00 and R$2.66 / $1.00 as of June 30, 2015 and December 31, 2014, respectively.

        Borrowings under the Desenvolve SP facility mature as follows: R$48 million ($15 million) in 2019 and R$50 million ($16 million) in 2020.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2015, Sky Brasil had borrowings of R$552 million ($178 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.40% per year. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.10 / $1.00 and R$2.66 / $1.00 as of June 30, 2015 and December 31, 2014, respectively.

        Borrowings under the BNDES facility mature as follows: R$174 million ($56 million) in 2015, R$273 million ($88 million) in 2016, R$102 million ($33 million) in 2017 and R$3 million ($1 million) in 2018. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,037 million ($335 million) based on the exchange rate of R$3.10 / $1.00 as of June 30, 2015.

Restricted Cash

        Restricted cash of $13 million as of June 30, 2015 and $10 million as of December 31, 2014 was included as part of "Prepaid expenses and other" in our Consolidated Balance Sheets. The majority of these amounts secure certain of our letters of credit obligations and restrictions on the cash will be removed as the letters of credit expire.

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

        The following table sets forth the fair values of assets and liabilities associated with the derivative financial instruments as of:

	Assets		Liabilities
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$3	$8	$81	$24
Fair value hedges:
Interest rate swap contracts	—	12	—	6

Total derivative financial instruments	$3	$20	$81	$30

        The fair values of the assets associated with derivative financial instruments are recorded in "Investments and other assets" in the Consolidated Balance Sheets and the fair value of the liabilities associated with derivative financial instruments are recorded in "Other liabilities and deferred credits" in the Consolidated Balance Sheets.

        The following table sets forth the notional amounts of outstanding derivative financial instruments as of:

	June 30, 2015	December 31, 2014
	(Dollars in millions)
Cash flow hedges:
Cross-currency swap contracts	$2,418	$2,418
Fair value hedges:
Interest rate swap contracts	—	3,000

Total notional amount of derivative financial instruments	$2,418	$5,418

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Collateral Arrangements.    We have agreements with our derivative instrument counterparties that include collateral provisions which require a party with an unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on each party's credit ratings. We held no cash collateral from counterparties as of June 30, 2015 and December 31, 2014. We did not have any cash collateral posted with counterparties as of June 30, 2015 and December 31, 2014. We do not offset the fair value of collateral, whether the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable), against the fair value of the derivative instruments.

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

        During the six months ended June 30, 2015, DIRECTV U.S. recorded net remeasurement gains of $32 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement gains, we reclassified $32 million ($20 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. During the six months ended June 30, 2014, DIRECTV U.S. recorded net remeasurement losses of $58 million in "Other, net" in the Consolidated Statements of Operations related to the remeasurement of the hedged senior notes. To offset these remeasurement losses, we reclassified $58 million ($36 million after tax) from "Accumulated other comprehensive loss" in the Consolidated Balance Sheets to "Other, net" in the Consolidated Statements of Operations. These reclassifications eliminate the impact of the remeasurement of the hedged senior notes from our results of operations.

Interest Rate Lock Contracts

        Periodically we entered into interest rate lock contracts such as forward starting swaps and treasury locks to hedge against changes in interest payments attributable to changes in the benchmark interest rate during the period leading up to a forecasted issuance of fixed rate debt. These interest rate locks are designated and qualify as cash flow hedges. On March 17, 2014, DIRECTV U.S. issued $1,250 million in aggregate principal of 4.450% senior notes due in 2024. In connection with this transaction, DIRECTV U.S. settled all then-outstanding forward-starting interest rate swaps, which were previously entered into to protect against unfavorable interest rate changes related to the

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

forecasted issuance of debt. These interest rate swaps were designated and qualified as cash flow hedges. As a result of settling these forward-starting interest rate swaps, we recognized $1 million of ineffectiveness in earnings during 2014. As of June 30, 2015, we had $8 million in "Accumulated other comprehensive loss" in the Consolidated Balance Sheets related to these forward-starting interest rate swaps that is being recognized as interest expense over the term of the 4.450% senior notes due in 2024.

Fixed-to-Floating Interest Rate Swap Contracts

        DIRECTV U.S. has entered into fixed-to-floating interest rate swap contracts from time to time in order to manage its interest rate exposure. We designate such swaps as fair value hedges. Depending on market conditions, the mix of our fixed interest rate and floating interest rate debt and other factors, we may periodically discontinue these fair value hedges and terminate our fixed-to-floating interest rate swap contracts by settling the contracts or by entering into offsetting contracts.

        During 2014, DIRECTV U.S. entered into interest rate swap contracts with a total notional amount of $3,000 million, converting a portion of the total aggregate principal amounts of the 5.000% senior notes due in 2021, the 3.800% senior notes due in 2022 and the 4.450% senior notes due in 2024 from a fixed to floating interest rate. In January 2015, DIRECTV U.S. discontinued the fair value hedges and settled these fixed-to-floating interest rate swap contracts. As a result of these settlements, DIRECTV U.S. received cash proceeds of $18 million, which are included in "Net cash provided by operations" in the Consolidated Statements of Cash Flows.

        As of June 30, 2015, there was $74 million of favorable adjustments to the carrying value of the senior notes, which will be amortized to "Interest expense" in the Consolidated Statements of Operations over the remaining term of the hedged senior notes. We calculated the fair value of the interest rate swap contracts using an income-approach model (discounted cash flow analysis), the use of which is considered a Level 2 valuation technique, using observable inputs, such as yield curves. In connection with the settlement of the fixed-to-floating interest rate swap contracts, we recognized a $2 million gain in "Other, net" in the Consolidated Statements of Operations for the quarter ended March 31, 2015. The periodic interest settlements for the interest rate swap contracts are recorded in "Interest expense" in the Consolidated Statements of Operations.

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

        As of June 30, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports,

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of June 30, 2015, the SICAD exchange rate was 12.8 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 197.7 Venezuelan bolivars per U.S. dollars.

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

        As of June 30, 2015, we believe that the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the six months ended June 30, 2015 and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not repatriate any amounts at the official rate or through the SICAD mechanism but we were able to repatriate an insignificant amount of Venezuelan bolivars through the SIMADI mechanism during the six months ended June 30, 2015. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $595 million, including cash of $629 million, as of June 30, 2015, based on the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In addition, our Venezuelan subsidiary had $575 million of net property, equipment and intangible assets as of June 30, 2015 as compared to $574 million at December 31, 2014. In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" as a result of the change in the SICAD exchange rate.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

financial position, and would likely result in significant future devaluations or impairments of tangible and intangible assets.

Litigation

        Litigation is subject to uncertainties and the outcome of individual litigated matters is not predictable with assurance. Various legal actions, claims and proceedings are pending against us arising in the ordinary course of business. We have established loss provisions for matters in which losses are probable and can be reasonably estimated. Some of the matters may involve compensatory, punitive, or treble damage claims, or demands that, if granted, could require us to pay damages or make other expenditures in amounts that could not be estimated at June 30, 2015. After discussion with counsel representing us in those actions, it is the opinion of management that such litigation is not expected to have a material effect on our consolidated financial statements. We expense legal costs as incurred.

        NFL Sunday Ticket Litigation.    DIRECTV has been served with three putative class actions filed in the U.S; District Court for the Central District of California against DIRECTV and the NFL alleging among other things that the agreement among the defendants for DIRECTV's exclusive distribution of NFL Sunday Ticket violates Sections 1 and 2 of the Sherman Act and that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games. The complaint in Abrahamian v. National Football League, Inc., et al., was served in June 2015, the complaint in Ninth Inning Inc. v. National Football League, Inc., et al. was served in July 2015 and the complaint in Rookie Sports Café, L.L.C., et al., was served in August 2015. The complaints seek injunctions, unspecified treble damages and attorneys' fees. We are confident that our agreement with the NFL does not violate the Sherman Act and intend to vigorously defend the lawsuits.

        Major League Baseball Litigation.    A class was certified by Judge Shira Scheindlin in the case Lerner et al. v. Office of the Commissioner of Baseball et al. filed in May 2015 in federal court for the Southern District of New York. Judge Scheindlin ruled that the plaintiffs were entitled to seek an injunction on behalf of a class of subscribers who had purchased MLB Extra Innings from DIRECTV, Comcast and MLB, to prevent MLB from enforcing league rules that grant member teams exclusive home team territories. The Judge also ruled that the plaintiffs were not entitled to seek damages on behalf of the class. A trial is expected in the fall of 2015. The defendants intend to defend the case and pursue appeals to reverse the numerous errors of law that formed the bases of the trial court's orders.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Satellites

        We may purchase in-orbit and launch insurance to mitigate the potential financial impact of satellite launch and in-orbit failures if the premium costs are considered economic relative to the risk of satellite failure. The insurance generally covers a portion of the unamortized book value of covered

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

satellites. We do not insure against lost revenues in the event of a total or partial loss of the capacity of a satellite. We generally rely on in-orbit spare satellites and excess transponder capacity at key orbital slots to mitigate the impact a satellite failure could have on our ability to provide service. At June 30, 2015, the net book value of in-orbit satellites was $2,047 million, all of which was uninsured.

Other

        We have an investment with a carrying value of $147 million as of June 30, 2015 in an entity that holds certain soccer rights and provides production services for soccer tournaments in Latin America. In connection with recent FIFA-related developments and investigations, our investment, which we account for following the equity method of accounting, could be adversely impacted and we could be required to record an impairment of our investment depending on on-going developments related to this entity.

        As of June 30, 2015, we were contingently liable under standby letters of credit and bonds in the aggregate amount of $361 million primarily related to judicial deposit and payment guarantees in Latin America and insurance deductibles.

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

        The following table summarizes revenues and expenses with related parties:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Revenues	$3	$2	$5	$4
Expenses	263	300	504	541

        The following table sets forth the amounts recorded in the Consolidated Balance Sheets for related party transactions as of:

	June 30, 2015	December 31, 2014
	(Dollars in Millions)
Accounts receivable	$7	$26
Prepaid expenses and other	4	—
Accounts payable	128	123
Short-term liability	169	149
Long-term liability	1	1

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 8: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        At June 30, 2015, our certificate of incorporation provided for the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. DIRECTV common stock is entitled to one vote per share and trades on the NASDAQ, under the ticker "DTV". As of June 30, 2015 and December 31, 2014, there were no outstanding shares of preferred stock.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following table sets forth a reconciliation of stockholders' deficit for the six months ended June 30, 2015:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2015	502,733,342	$3,613	$(8,408)	$(418)	$(5,213)	$385	$(4,828)
Net income			1,477		1,477	3	1,480
Stock options exercised and restricted stock units vested and distributed	1,778,225	(53)			(53)		(53)
Share-based compensation expense		53			53		53
Tax benefit from share-based compensation		31			31		31
Other		1			1		1
Other comprehensive loss				(134)	(134)		(134)
CTA adjustment allocated to noncontrolling interest						(13)	(13)

Balance as of June 30, 2015	504,511,567	$3,645	$(6,931)	$(552)	$(3,838)	$375	$(3,463)

        The following table sets forth a reconciliation of stockholders' deficit and redeemable noncontrolling interest for the six months ended June 30, 2014:

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Other Comprehensive Income (Loss)

        The following represents the components of other comprehensive income (loss) for each of the periods presented:

	Three Months Ended June 30,
	2015			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized gains arising during the period	$132	$(49)	$83	$10	$(4)	$6
Reclassification adjustments included in "Other, net"	(119)	45	(74)	(45)	17	(28)
Foreign currency translation adjustments	37	(21)	16	58	(26)	32

Other comprehensive income	$50	$(25)	$25	$23	$(13)	$10

	Six Months Ended June 30,
	2015			2014
	Pre-Tax	Tax Benefit (Expense)	Net of Tax	Pre-Tax	Tax Benefit (Expense)	Net of Tax
	(Dollars in Millions)
Cash flows hedges:
Unrealized losses arising during the period	$(62)	$24	$(38)	$(2)	$1	$(1)
Reclassification adjustments included in "Other, net"	32	(12)	20	(58)	22	(36)
Foreign currency translation adjustments	(181)	65	(116)	121	(50)	71

Other comprehensive income (loss)	$(211)	$77	$(134)	$61	$(27)	$34

Accumulated Other Comprehensive Loss

        The following represents the changes in the components of accumulated other comprehensive loss for each of the periods presented:

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2015	$(141)	$44	$(321)	$(418)
Other comprehensive loss	—	(18)	(116)	(134)

Balance as of June 30, 2015	$(141)	$26	$(437)	$(552)

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Defined Benefit Plan Items	Gains (Losses) on Cash Flow Hedges	Foreign Currency Items	Accumulated Other Comprehensive Loss
	(Dollars in Millions)
Balance as of January 1, 2014	$(123)	$14	$(213)	$(322)
Other comprehensive income (loss)	—	(37)	71	34

Balance as of June 30, 2014	$(123)	$(23)	$(142)	$(288)

Note 9: Earnings Per Common Share

        We compute basic earnings per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

        Diluted EPS considers the effect of common equivalent shares, which consist entirely of common stock options and restricted stock units issued to employees. During the three and six months ended June 30, 2015 and June 30, 2014 we excluded 0.2 million common stock awards from the computation of diluted EPS, because the inclusion of the potential common shares would have had an antidilutive effect.

        The reconciliation of the amounts used in the basic and diluted EPS computation is as follows:

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
June 30, 2015
Basic EPS
Net income attributable to DIRECTV	$747	504	$1.48
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$747	508	$1.47

June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$806	504	$1.60
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$806	508	$1.59

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended
June 30, 2015
Basic EPS
Net income attributable to DIRECTV	$1,477	504	$2.93
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.02)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,477	508	$2.91

June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$1,367	507	$2.70
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.03)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,367	512	$2.67

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        Selected information for our operating segments is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2015
DIRECTV U.S.	$6,708	$2	$6,710	$1,373	$433	$1,806
Sky Brasil	781	—	781	63	143	206
PanAmericana and Other	895	—	895	(5)	143	138

DIRECTV Latin America	1,676	—	1,676	58	286	344
Sports Networks, Eliminations and Other	57	(2)	55	(42)	2	(40)

Total	$8,441	$—	$8,441	$1,389	$721	$2,110

June 30, 2014
DIRECTV U.S.	$6,270	$2	$6,272	$1,319	$429	$1,748
Sky Brasil	1,011	—	1,011	114	175	289
PanAmericana and Other	778	—	778	28	121	149

DIRECTV Latin America	1,789	—	1,789	142	296	438
Sports Networks, Eliminations and Other	50	(2)	48	(37)	4	(33)

Total	$8,109	$—	$8,109	$1,424	$729	$2,153

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2015
DIRECTV U.S.	$13,164	$4	$13,168	$2,622	$871	$3,493
Sky Brasil	1,576	—	1,576	117	288	405
PanAmericana	1,735	—	1,735	97	287	384

DIRECTV Latin America	3,311	—	3,311	214	575	789
Sports Networks, Eliminations and Other	109	(4)	105	(60)	5	(55)

Total	$16,584	$—	$16,584	$2,776	$1,451	$4,227

June 30, 2014
DIRECTV U.S.	$12,355	$4	$12,359	$2,562	$855	$3,417
Sky Brasil	1,950	—	1,950	262	338	600
PanAmericana	1,560	—	1,560	(146)	243	97

DIRECTV Latin America	3,510	—	3,510	116	581	697
Sports Networks, Eliminations and Other	99	(4)	95	(27)	7	(20)

Total	$15,964	$—	$15,964	$2,651	$1,443	$4,094

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Operating profit before depreciation and amortization	$2,110	$2,153	$4,227	$4,094
Depreciation and amortization	(721)	(729)	(1,451)	(1,443)

Operating profit	1,389	1,424	2,776	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	1,204	1,241	2,375	2,306
Income tax expense	(454)	(431)	(895)	(927)

Net income	750	810	1,480	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income attributable to DIRECTV	$747	$806	$1,477	$1,367

Note 11: Condensed Consolidating Financial Statements

        As discussed in Note 4, DIRECTV has provided a guarantee of all the outstanding senior notes of DIRECTV Holdings LLC and DIRECTV Financing Co., Inc., or the Co-issuers.

        The following condensed consolidating financial statements of DIRECTV and subsidiaries have been prepared pursuant to rules regarding the preparation of consolidating financial statements of Regulation S-X.

        These condensed consolidating financial statements present the condensed consolidating statements of operations and condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 and 2014, the condensed consolidating statements of cash flows for the six months ended June 30, 2015 and 2014, and the condensed consolidating balance sheets as of June 30, 2015 and December 31, 2014.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,710	$1,772	$(41)	$8,441
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	3,121	689	(30)	3,780
Subscriber service expenses	—	—	404	194	(2)	596
Broadcast operations expenses	—	—	76	44	(2)	118
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	682	214	(3)	893
Upgrade and retention costs	—	—	301	46	(3)	344
General and administrative expenses	30	—	320	251	(1)	600
Depreciation and amortization expense	—	—	433	288	—	721

Total operating costs and expenses	30	—	5,337	1,726	(41)	7,052

Operating profit (loss)	(30)	—	1,373	46	—	1,389
Equity in income of consolidated subsidiaries	764	867	—	729	(2,360)	—
Interest income	1	—	1	22	—	24
Interest expense	—	(222)	(1)	(11)	—	(234)
Other, net	—	1	11	13	—	25

Income before income taxes	735	646	1,384	799	(2,360)	1,204
Income tax benefit (expense)	12	83	(517)	(32)	—	(454)

Net income	747	729	867	767	(2,360)	750
Less: Net income attributable to noncontrolling interest	—	—	—	(3)	—	(3)

Net income attributable to DIRECTV	$747	$729	$867	$764	$(2,360)	$747

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$13,168	$3,497	$(81)	$16,584
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	6,119	1,305	(68)	7,356
Subscriber service expenses	—	—	789	390	(2)	1,177
Broadcast operations expenses	—	—	157	82	(4)	235
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,385	399	(3)	1,781
Upgrade and retention costs	—	—	609	88	(3)	694
General and administrative expenses	62	—	616	437	(1)	1,114
Depreciation and amortization expense	—	—	871	580	—	1,451

Total operating costs and expenses	62	—	10,546	3,281	(81)	13,808

Operating profit (loss)	(62)	—	2,622	216	—	2,776
Equity in income of consolidated subsidiaries	1,514	1,618	—	1,344	(4,476)	—
Interest income	1	3	1	41	—	46
Interest expense	—	(453)	(1)	(25)	—	(479)
Other, net	—	3	17	12	—	32

Income before income taxes	1,453	1,171	2,639	1,588	(4,476)	2,375
Income tax benefit (expense)	24	173	(1,021)	(71)	—	(895)

Net income	1,477	1,344	1,618	1,517	(4,476)	1,480
Less: Net income attributable to noncontrolling interest	—	—	—	(3)	—	(3)

Net income attributable to DIRECTV	$1,477	$1,344	$1,618	$1,514	$(4,476)	$1,477

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Three Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$747	$729	$867	$767	$(2,360)	$750
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains arising during the period	83	83	—	83	(166)	83
Reclassification adjustments included in net income	(74)	(74)	—	(74)	148	(74)
Foreign currency translation adjustments	11	—	—	16	(11)	16

Other comprehensive income	20	9	—	25	(29)	25

Comprehensive income	767	738	867	792	(2,389)	775
Comprehensive income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Comprehensive income attributable to DIRECTV	$767	$738	$867	$784	$(2,389)	$767

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$1,477	$1,344	$1,618	$1,517	$(4,476)	$1,480
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(38)	(38)	—	(38)	76	(38)
Reclassification adjustments included in net income	20	20	—	20	(40)	20
Foreign currency translation adjustments	(103)	—	—	(116)	103	(116)

Other comprehensive loss	(121)	(18)	—	(134)	139	(134)

Comprehensive income	1,356	1,326	1,618	1,383	(4,337)	1,346
Comprehensive loss attributable to noncontrolling interest	—	—	—	10	—	10

Comprehensive income attributable to DIRECTV	$1,356	$1,326	$1,618	$1,393	$(4,337)	$1,356

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$3,266	$1,194	$3,105	$1,864	$(347)	$9,082
Satellites, net	—	—	1,669	1,341	—	3,010
Property and equipment, net	—	—	3,761	2,716	—	6,477
Goodwill	—	1,828	1,363	694	—	3,885
Intangible assets, net	—	—	506	448	(8)	946
Intercompany receivables	4,638	13,379	31,060	618	(49,695)	—
Investment in subsidiaries	(10,438)	23,020	—	(11,834)	(748)	—
Investments and other assets	136	77	626	1,202	(120)	1,921

Total assets	$(2,398)	$39,498	$42,090	$(2,951)	$(50,918)	$25,321

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$331	$2,605	$3,717	$1,416	$(347)	$7,722
Long-term debt	—	17,053	—	104	—	17,157
Deferred income taxes	—	21	1,703	20	(120)	1,624
Intercompany liabilities	642	31,076	13,379	4,598	(49,695)	—
Other liabilities and deferred credits	467	577	271	974	(8)	2,281
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,645	8	5,468	3,022	(8,498)	3,645
Retained earnings (accumulated deficit)	(6,931)	(11,869)	17,552	(13,049)	7,366	(6,931)
Accumulated other comprehensive income (loss)	(552)	27	—	(411)	384	(552)

Total DIRECTV stockholders' equity (deficit)	(3,838)	(11,834)	23,020	(10,438)	(748)	(3,838)
Noncontrolling interest	—	—	—	375	—	375

Total stockholders' equity (deficit)	(3,838)	(11,834)	23,020	(10,063)	(748)	(3,463)

Total liabilities and stockholders' equity (deficit)	$(2,398)	$39,498	$42,090	$(2,951)	$(50,918)	$25,321

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet
As of December 31, 2014

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$1,201	$3,690	$2,964	$1,592	$(628)	$8,819
Satellites, net	—	—	1,717	1,323	—	3,040
Property and equipment, net	—	—	3,891	2,830	—	6,721
Goodwill	—	1,828	1,363	738	—	3,929
Intangible assets, net	—	—	512	490	(8)	994
Intercompany receivables	4,975	11,698	28,132	1,143	(45,948)	—
Investment in subsidiaries	(9,341)	21,337	—	(10,725)	(1,271)	—
Investments and other assets	134	99	670	1,185	(132)	1,956

Total assets	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$527	$1,454	$4,244	$1,362	$(628)	$6,959
Long-term debt	—	19,327	—	158	—	19,485
Deferred income taxes	—	33	1,736	89	(132)	1,726
Intercompany liabilities	1,212	28,110	11,698	4,928	(45,948)	—
Other liabilities and deferred credits	443	453	234	995	(8)	2,117
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,613	432	5,403	3,489	(9,324)	3,613
Retained earnings (accumulated deficit)	(8,408)	(11,202)	15,934	(12,554)	7,822	(8,408)
Accumulated other comprehensive loss	(418)	45	—	(276)	231	(418)

Total DIRECTV stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(9,341)	(1,271)	(5,213)
Noncontrolling interest	—	—	—	385	—	385

Total Stockholders' equity (deficit)	(5,213)	(10,725)	21,337	(8,956)	(1,271)	(4,828)

Total liabilities and stockholders' equity (deficit)	$(3,031)	$38,652	$39,249	$(1,424)	$(47,987)	$25,459

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,596	$(700)	$2,990	$886	$(2,534)	$3,238

Cash flows from investing activities
Cash paid for property and equipment	—	—	(642)	(609)	—	(1,251)
Cash paid for satellites	—	—	(47)	(84)	—	(131)
Cash paid for short-term investments	—	—	—	(53)	—	(53)
Investment in companies, net of cash acquired	—	—	(18)	(5)	—	(23)
Proceeds from sale of investments	—	—	2	—	—	2
Intercompany payments (funding)	(148)	(701)	(2,996)	40	3,805	—
Other, net	—	—	—	(4)	—	(4)

Net cash used in investing activities	(148)	(701)	(3,701)	(715)	3,805	(1,460)

Cash flows from financing activities
Proceeds from long-term debt	—	—	—	20	—	20
Repayment of long-term debt	—	(1,200)	—	(55)	—	(1,255)
Repayment of other long-term obligations	—	—	(13)	(38)	—	(51)
Stock options exercised	9	—	—	—	—	9
Taxes paid in lieu of shares issued for share-based compensation	(65)	—	(51)	(14)	65	(65)
Excess tax benefit from share-based compensation	31	—	23	8	(31)	31
Intercompany payments (funding)	(39)	2,981	751	112	(3,805)	—
Cash dividend to Parent	—	(2,500)	—	—	2,500	—

Net cash provided by (used in) financing activities	(64)	(719)	710	33	(1,271)	(1,311)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(41)	—	(41)

Net increase (decrease) in cash and cash equivalents	2,384	(2,120)	(1)	163	—	426
Cash and cash equivalents at beginning of the period	680	3,191	20	744	—	4,635

Cash and cash equivalents at end of the period	$3,064	$1,071	$19	$907	$—	$5,061

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Note 12: Subsequent Events

        On July 24, 2015, we were acquired by AT&T. Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of AT&T common stock. DIRECTV shareholders hold an approximate 16% stake in the combined company, based on AT&T's common shares outstanding. Based on AT&T's $34.29 per share closing stock price on July 24, 2015, total consideration paid to DIRECTV shareholders was $47,110 million.

        Our assets and liabilities are being appraised, based on third-party valuations and will be recorded in AT&T's financial statements at their respective fair values as of the date of the acquisition, July 24, 2015.

  •
  Long-lived assets such as property, plant and equipment valuations will reflect changes in technology, usage, and relative obsolescence and depreciation of the assets.

  •
  Debt instruments and investments are valued in relation to current market conditions.

  •
  Foreign holdings and operations will be valued using exchange rates as determined by current practice in the countries in which we operate, such as Argentina, Brazil, Venezuela and other countries in Latin America. These valuations could result in significant changes to our historical account balances. For example, our Venezuela subsidiary had bolivar denominated net monetary assets of $595 million, including cash of $629 million, as of June 30, 2015, based on the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar. When valuing these operations, AT&T may elect an alternative government approved mechanism to exchange Venezuelan bolivars into U.S. dollars, including the SIMADI exchange rate, or other new exchange mechanisms that may emerge. See Note 6 of the Notes to the Consolidated Financial Statements.

  •
  Assets and liabilities will also be recorded for other identifiable intangible assets, including customer lists, trade name, and orbital slots. The value of these intangibles will be determined using AT&T's estimates of future cash flows from the existing business.

  •
  Other assets and liabilities will be valued based on AT&T's estimates.

        After all values have been assigned to assets and liabilities, the remainder of the purchase price is recorded as goodwill.

DIRECTV

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following management's discussion and analysis should be read in conjunction with our management's discussion and analysis of financial condition and results of operations included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 filed with the SEC on June 4, 2015, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 8, 2015, and all of our other filings, including Current Reports on Form 8-K, filed with the SEC after such date and through the date of this report.

        This Form 10-Q has not been reviewed by an independent accountant using professional review standards and procedures, although such a review is required by Rule 10-01(d) of Regulation S-X. The independent accountant previously engaged by DIRECTV is no longer independent as a result of the acquisition of DIRECTV by AT&T Inc. on July 24, 2015. An amendment to this Form 10-Q is expected to be filed once a review has been completed.

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

        Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include economic, business, competitive, national or global political, market and regulatory conditions and the following, each of which is described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2014:

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

DIRECTV

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

Those and the other factors that are described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2014.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$8,441	$8,109	$16,584	$15,964
Total operating costs and expenses	7,052	6,685	13,808	13,313

Operating profit	1,389	1,424	2,776	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	1,204	1,241	2,375	2,306
Income tax expense	(454)	(431)	(895)	(927)

Net income	750	810	1,480	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income attributable to DIRECTV	$747	$806	$1,477	$1,367

Basic earnings attributable to DIRECTV per common share	$1.48	$1.60	$2.93	$2.70
Diluted earnings attributable to DIRECTV per common share	$1.47	$1.59	$2.91	$2.67
Weighted average number of total common shares outstanding (in millions):
Basic	504	504	504	507
Diluted	508	508	508	512

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$5,061	$4,635
Total current assets	9,082	8,819
Total assets	25,321	25,459
Total current liabilities	7,722	6,959
Long-term debt	17,157	19,485
Redeemable noncontrolling interest	—	—
Total stockholders' deficit	(3,463)	(4,828)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$1,389	$1,424	$2,776	$2,651
Add: Depreciation and amortization expense	721	729	1,451	1,443

Operating profit before depreciation and amortization	$2,110	$2,153	$4,227	$4,094

Operating profit before depreciation and amortization margin	25.0%	26.6%	25.5%	25.6%
Cash flow information
Net cash provided by operating activities	$1,602	$1,474	$3,238	$3,064
Net cash used in investing activities	(744)	(802)	(1,460)	(1,509)
Net cash provided by (used in) financing activities	(40)	(1,396)	(1,311)	(1,129)
Free cash flow(2)
Net cash provided by operating activities	1,602	1,474	3,238	3,064
Less: Cash paid for property and equipment	(638)	(767)	(1,251)	(1,417)
Less: Cash paid for satellites	(35)	(55)	(131)	(109)

Free cash flow	$929	$652	$1,856	$1,538

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2015
DIRECTV U.S.	$6,710	79.5%	$1,373	$433	$1,806
Sky Brasil	781	9.3%	63	143	206
PanAmericana and Other	895	10.6%	(5)	143	138

DIRECTV Latin America	1,676	19.9%	58	286	344
Sports Networks, Eliminations and Other	55	0.7%	(42)	2	(40)

Total	$8,441	100.0%	$1,389	$721	$2,110

June 30, 2014
DIRECTV U.S.	$6,272	77.3%	$1,319	$429	$1,748
Sky Brasil	1,011	12.5%	114	175	289
PanAmericana and Other	778	9.6%	28	121	149

DIRECTV Latin America	1,789	22.1%	142	296	438
Sports Networks, Eliminations and Other	48	0.6%	(37)	4	(33)

Total	$8,109	100.0%	$1,424	$729	$2,153

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2015
DIRECTV U.S.	$13,168	79.4%	$2,622	$871	$3,493
Sky Brasil	1,576	9.5%	117	288	405
PanAmericana and Other	1,735	10.5%	97	287	384

DIRECTV Latin America	3,311	20.0%	214	575	789
Sports Networks, Eliminations and Other	105	0.6%	(60)	5	(55)

Total	$16,584	100.0%	$2,776	$1,451	$4,227

June 30, 2014
DIRECTV U.S.	$12,359	77.4%	$2,562	$855	$3,417
Sky Brasil	1,950	12.2%	262	338	600
PanAmericana and Other	1,560	9.8%	(146)	243	97

DIRECTV Latin America	3,510	22.0%	116	581	697
Sports Networks, Eliminations and Other	95	0.6%	(27)	7	(20)

Total	$15,964	100.0%	$2,651	$1,443	$4,094

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

DIRECTV

BUSINESS OVERVIEW

        DIRECTV, which we also refer to as the Company, we, or us, is a leading provider of digital television entertainment in the United States and Latin America. We operate two direct-to-home, or DTH, business units: DIRECTV U.S. and DIRECTV Latin America, which are differentiated by their geographic locations and are engaged in acquiring, promoting, selling and distributing digital entertainment programming primarily via satellite to residential and commercial subscribers. In addition, we own and operate two regional sports networks, and also own non-controlling interests in two others, ROOT SPORTS™ Northwest and ROOT SPORTS Southwest (our joint venture with AT&T Inc.). We own a 42% interest in Game Show Network LLC, or GSN, a television network dedicated to game-related programming and Internet interactive game playing. We account for our investment in ROOT SPORTS Northwest, ROOT SPORTS Southwest and GSN using the equity method of accounting.

  •
  DIRECTV U.S.  DIRECTV Holdings LLC and its subsidiaries, which we refer to as DIRECTV U.S., is the largest provider of DTH digital television services and the second largest provider in the multi-channel video programming distribution, or MVPD, industry in the United States. As of June 30, 2015, DIRECTV U.S. had approximately 20.3 million subscribers.

  •
  DIRECTV Latin America.  DIRECTV Latin America Holdings, Inc. and its subsidiaries, or DIRECTV Latin America, is a leading provider of DTH digital television services throughout Latin America. DIRECTV Latin America is comprised of: PanAmericana, which provides services in Argentina, Chile, Colombia, Ecuador, Peru, Puerto Rico, Venezuela and certain other countries in the region, and Sky Brasil Servicos Ltda., or Sky Brasil, which is a 93% owned subsidiary. DIRECTV Latin America also includes our 41% equity method investment in Innova, S. de R.L. de C.V., or Sky Mexico, which we include in the PanAmericana segment. As of June 30, 2015, PanAmericana had approximately 7.2 million subscribers, Sky Brasil had approximately 5.7 million subscribers and Sky Mexico had approximately 6.9 million subscribers.

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

        On July 24, 2015, DIRECTV completed a merger transaction under which DIRECTV merged into Steam Merger Sub, LLC, a wholly-owned direct subsidiary of AT&T Inc., or AT&T. Following the merger, Steam Merger Sub, LCC (a successor in interest to DIRECTV) was renamed DIRECTV Group Holdings, LLC.

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

DIRECTV

increases in the cash balance at our Venezuelan subsidiary, and limited our ability to import set-top receivers and other equipment, limiting the growth of our business in Venezuela.

        As of June 30, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports, including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of June 30, 2015, the SICAD exchange rate was 12.8 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 197.7 Venezuelan bolivars per U.S. dollars.

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

        As of June 30, 2015, we believe that the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the six months ended June 30, 2015 and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not repatriate any amounts at the official rate or through the SICAD mechanism but we were able to repatriate an insignificant amount of Venezuelan bolivars through the SIMADI mechanism during the six months ended June 30, 2015. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $595 million, including cash of $629 million, as of June 30, 2015, based on the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In addition, our Venezuelan subsidiary had $575 million of net property, equipment and intangible assets as of June 30, 2015 as compared to $574 million at December 31, 2014. In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" as a result of the change in the SICAD exchange rate.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary

DIRECTV

between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and would likely result in significant future devaluations or impairments of tangible and intangible assets.

AT&T Merger-Related Costs

        On July 24, 2015, we were acquired by AT&T. Under the merger agreement, each share of DIRECTV stock was exchanged for $28.50 cash plus 1.892 shares of AT&T common stock. DIRECTV shareholders hold an approximate 16% stake in the combined company, based on AT&T's common shares outstanding. Based on AT&T's $34.29 per share closing stock price on July 24, 2015, total consideration paid to DIRECTV shareholders was $47,110 million.

        In connection with the merger, we recognized costs of $21 million for the second quarter of 2015 and $47 million for the six months ended June 30, 2015 in "General and administrative expenses" in the Consolidated Statements of Operations, primarily related to professional services fees. These costs are reported in the "Sports Networks, Eliminations and Other" segment.

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

DIRECTV

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

DIRECTV

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$6,710	$6,272	$438	7.0%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,121	2,800	321	11.5%
Subscriber service expenses	404	374	30	8.0%
Broadcast operations expenses	76	75	1	1.3%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	682	661	21	3.2%
Upgrade and retention costs	301	314	(13)	(4.1)%
General and administrative expenses	320	300	20	6.7%
Depreciation and amortization expense	433	429	4	0.9%

Total operating costs and expenses	5,337	4,953	384	7.8%

Operating profit	$1,373	$1,319	$54	4.1%

Operating profit margin	20.5%	21.0%	—	—
Other data:
Operating profit before depreciation and amortization	$1,806	$1,748	$58	3.3%
Operating profit before depreciation and amortization margin	26.9%	27.9%	—	—
Total number of subscribers (in thousands)	20,279	20,231	48	0.2%
ARPU	$109.93	$103.26	$6.67	6.5%
Average monthly subscriber churn %	1.56%	1.55%	—	0.6%
Gross subscriber additions (in thousands)	818	908	(90)	(9.9)%
Subscriber disconnections (in thousands)	951	942	9	1.0%
Net subscriber disconnections (in thousands)	(133)	(34)	(99)	*NM
Average subscriber acquisition costs—per subscriber (SAC)	$950	$855	$95	11.1%
Capital expenditures:
Property and equipment	$147	$183	$(36)	(19.7)%
Subscriber leased equipment—subscriber acquisitions	95	115	(20)	(17.4)%
Subscriber leased equipment—upgrade and retention	63	104	(41)	(39.4)%
Satellites	2	22	(20)	(90.9)%

Total capital expenditures	$307	$424	$(117)	(27.6)%

*
Percentage not meaningful

DIRECTV

        Subscribers.    In the second quarter of 2015, net subscriber disconnections increased primarily due to lower gross subscriber additions as compared to the second quarter of 2014. Gross subscriber additions declined primarily as a result of stricter credit policies. Average monthly subscriber churn was relatively unchanged in the second quarter of 2015 compared to the second quarter of 2014.

        Revenues.    DIRECTV U.S. revenues increased in the second quarter of 2015 primarily as a result of higher ARPU. The increase in ARPU resulted primarily from price increases on programming packages and regional sports networks, higher set-top box lease fees, a reduction in new customer credits and higher revenues from pay-per-view events, as well as increased ad sales. These improvements were partially offset by increased promotional offers to existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to higher revenues coupled with lower upgrade and retention costs, partially offset by higher broadcast programming and other costs and higher subscriber service expenses. Upgrade and retention costs decreased primarily due to a lower upgrade volume. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base, as well as higher pay-per-view events expense. Subscriber service expenses increased mainly as a result of customer service initiatives.

        Operating profit before depreciation and amortization margin declined primarily due to the higher broadcast programming and other costs. The decline was partially offset by lower upgrade and retention expenses as well as relatively lower growth to subscriber acquisition costs associated with the decrease in gross additions.

        Operating profit.    Operating profit increased in the second quarter of 2015 as compared to the second quarter of 2014 due to the higher operating profit before depreciation and amortization.

        Operating profit margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 due to the decrease in operating profit before depreciation and amortization margin, partially offset by the impact of slower relative growth in depreciation and amortization expense.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,676	$1,789	$(113)	(6.3)%
Operating profit before depreciation and amortization	344	438	(94)	(21.5)%
Operating profit before depreciation and amortization margin	20.5%	24.5%	—	—
Operating profit	$58	$142	$(84)	(59.2)%
Operating profit margin	3.5%	7.9%	—	—
Other data:
ARPU	$43.73	$48.88	$(5.15)	(10.5)%
Average monthly total subscriber churn %	2.71%	2.10%	—	29.0%
Average monthly post-paid subscriber churn %	2.34%	1.90%	—	23.2%
Total number of subscribers (in thousands)(1)	12,857	12,472	385	3.1%
Gross subscriber additions (in thousands)(1)	1,205	1,311	(106)	(8.1)%
Net subscriber additions (in thousands)(1)	167	543	(376)	(69.2)%
Capital expenditures:
Property and equipment	$72	$70	$2	2.9%
Subscriber leased equipment—subscriber acquisitions	196	185	11	5.9%
Subscriber leased equipment—upgrade and retention	66	108	(42)	(38.9)%
Satellites	26	27	(1)	(3.7)%

Total capital expenditures	$360	$390	$(30)	(7.7)%

(1)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$781	$1,011	$(230)	(22.7)%
Operating profit before depreciation and amortization	206	289	(83)	(28.7)%
Operating profit before depreciation and amortization margin	26.4%	28.6%	—	—
Operating profit	$63	$114	$(51)	(44.7)%
Operating profit margin	8.1%	11.3%	—	—
Other Data:
ARPU	$45.90	$60.77	$(14.87)	(24.5)%
Total number of subscribers (in thousands)	5,655	5,617	38	0.7%
Total capital expenditures	$202	$229	$(27)	(11.8)%

        Subscribers.    In the second quarter of 2015 net subscriber results decreased as higher gross additions driven by increased advanced product sales were more than offset by the impact of a higher average monthly churn rate. Total churn increased due to a combination of factors including a challenging economic and competitive environment, issues related to the migration of key systems that impacted existing subscribers, as well as a higher mix of pre-paid customers. Additionally, the average monthly churn rate in the second quarter of 2014 was favorably impacted by demand related to the FIFA World Cup.

        Revenues.    Revenues decreased in the second quarter of 2015 due to a decrease in ARPU, partially offset by subscriber growth. The decrease in ARPU was primarily due to unfavorable exchange rates, partially offset by higher ARPU in local currency terms due to growth in advanced services.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to lower revenues. The operating profit before depreciation and amortization margin was also impacted by issues related to the system migration of customers, which increased the growth in customer service, and the weaker economic conditions, which impacted general and administrative expenses, as well as higher broadcast operations expenses primarily associated with the buildout of a new broadband network.

        Operating profit.    Operating profit and operating profit margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$895	$778	$117	15.0%
Operating profit before depreciation and amortization	138	149	(11)	(7.4)%
Operating profit before depreciation and amortization margin	15.4%	19.2%	—	—
Operating profit (loss)	$(5)	$28	$(33)	*NM
Operating profit margin	*NM	3.6%	—	—
Other Data:
ARPU	$42.00	$38.96	$3.04	7.8%
Total number of subscribers (in thousands)	7,202	6,855	347	5.1%
Total capital expenditures	$158	$161	$(3)	(1.9)%

*
Percentage not meaningful

        Subscribers.    In the second quarter of 2015 net subscriber additions decreased primarily due to a decline in prepaid gross additions mainly in Argentina, as well as an increase in the average monthly churn rate principally due to lower prepaid connection rates. Prepaid gross additions and reconnections rates in the second quarter of 2014 were favorably impacted by demand related to the FIFA World Cup.

        Revenues.    Revenues increased in the second quarter of 2015 due to subscriber growth and an increase in ARPU. The increase in ARPU was primarily driven by price increases and an increase in the number of subscribers with advanced services, partially offset by unfavorable exchange rates.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to a $39 million charge in "General and administrative expenses" in the Consolidated Statements of Operations related to the remeasurement of the Venezuelan bolivar denominated net monetary assets during the second quarter of 2015. Also contributing to the decreases were the impact of cost inflation, the impact on average margins from depreciation of the Venezuelan bolivar, as well as foreign currency exchange transaction losses. These margin decreases were partially offset by relatively lower subscriber acquisition costs mainly resulting from the lower gross additions and slower relative growth in programming costs compared to the prior year period related to special events including the FIFA World Cup.

        Operating profit.    Operating profit and operating profit margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installations costs, as well as higher capitalized infrastructure costs.

DIRECTV

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $24 million in the second quarter of 2015 and $12 million in the second quarter of 2014.

        Interest expense.    Interest expense was $234 million in the second quarter of 2015 and $230 million in the second quarter of 2014.

        Other, net.    The significant components of "Other, net" were as follows:

	Three Months Ended June 30,		Change
	2015	2014	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$23	$34	$(11)
Net foreign currency transaction gains	6	5	1
Net gains (losses) from sale of investments	(4)	15	(19)
Loss on early extinguishment of debt	—	(19)	19
Interest rate swap gain	—	2	(2)
Fair-value gain on non-employee stock options	—	1	(1)
Other	—	(3)	3

Total	$25	$35	$(10)

        Income Tax Expense.    We recognized income tax expense of $454 million for the second quarter of 2015 compared to $431 million for the second quarter of 2014. The effective tax rate for the second quarter of 2015 was 37.7% compared to 34.7% for the second quarter of 2014, primarily due to the unfavorable tax impact of the Venezuela currency devaluation and higher foreign taxes during the second quarter of 2015.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2015	2014
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$1.48	$1.60
Diluted earnings attributable to DIRECTV per common share	$1.47	$1.59
Weighted average number of common shares outstanding:
Basic	504	504
Diluted	508	508

        The decreases in basic and diluted earnings per share were due to lower net income attributable to DIRECTV.

DIRECTV

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

DIRECTV U.S. Results of Operations

        The following table provides operating results and a summary of key subscriber data for the DIRECTV U.S. segment:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$13,168	$12,359	$809	6.5%
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	6,119	5,568	551	9.9%
Subscriber service expenses	789	733	56	7.6%
Broadcast operations expenses	157	147	10	6.8%
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	1,385	1,309	76	5.8%
Upgrade and retention costs	609	595	14	2.4%
General and administrative expenses	616	590	26	4.4%
Depreciation and amortization expense	871	855	16	1.9%

Total operating costs and expenses	10,546	9,797	749	7.6%

Operating profit	$2,622	$2,562	$60	2.3%

Operating profit margin	19.9%	20.7%	—	—
Other data:
Operating profit before depreciation and amortization	$3,493	$3,417	$76	2.2%
Operating profit before depreciation and amortization margin	26.5%	27.6%	—	—
Total number of subscribers (in thousands)	20,279	20,231	48	0.2%
ARPU	$107.86	$101.72	$6.14	6.0%
Average monthly subscriber churn %	1.46%	1.50%	—	(2.7)%
Gross subscriber additions (in thousands)	1,713	1,799	(86)	(4.8)%
Subscriber disconnections (in thousands)	1,786	1,821	(35)	(1.9)%
Net subscriber disconnections (in thousands)	(73)	(22)	(51)	*NM
Average subscriber acquisition costs—per subscriber (SAC)	$931	$857	$74	8.6%
Capital expenditures:
Property and equipment	$283	$327	$(44)	(13.5)%
Subscriber leased equipment—subscriber acquisitions	210	232	(22)	(9.5)%
Subscriber leased equipment—upgrade and retention	149	214	(65)	(30.4)%
Satellites	47	33	14	42.4%

Total capital expenditures	$689	$806	$(117)	(14.5)%

*
Percentage not meaningful

DIRECTV

        Subscribers.    In the six months ended June 30, 2015, net subscriber disconnections increased due to lower gross subscriber additions, partially offset by the impact of a lower average monthly churn rate compared to the six months ended June 30, 2014. Gross subscriber additions decreased primarily as a result of stricter credit policies. The improvement in average monthly churn was primarily due to a continued focus on attracting higher quality new subscribers and improved macroeconomic conditions, which resulted in higher customer pay rates, as well as successful winback initiatives.

        Revenues.    DIRECTV U.S. revenues increased in the six months ended June 30, 2015 as a result of higher ARPU and a larger subscriber base. The increase in ARPU resulted primarily from price increases on programming packages and regional sports networks, higher set-top box lease fees, higher penetration of HD-DVRs, a reduction in new customer credits and higher revenues from pay-per-view events, as well as increased ad sales. These increases were partially offset by increased promotional offers for existing customers.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization increased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to higher revenues, partially offset by higher broadcast programming and other costs, increased subscriber acquisition costs and higher subscriber services expenses. Broadcast programming and other costs increased primarily due to annual program supplier rate increases and a larger subscriber base, as well as higher pay-per-view events expenses. Subscriber acquisition costs increased primarily due to an increase in higher quality subscribers from the consumer electronics distribution channel. Subscriber service expenses increased mainly as a result of customer service initiatives.

        Operating profit before depreciation and amortization margin decreased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the higher broadcast programming and other costs.

        Operating profit.    Operating profit increased in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the increase in operating profit before depreciation and amortization.

        Operating profit margin decreased in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to the decrease in operating profit before depreciation and amortization margin, partially offset by the impact of slower relative growth in depreciation and amortization expense.

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,311	$3,510	$(199)	(5.7)%
Operating profit before depreciation and amortization(1)	789	697	92	13.2%
Operating profit before depreciation and amortization margin(1)	23.8%	19.9%	—	—
Operating profit(1)	$214	$116	$98	84.5%
Operating profit margin(1)	6.5%	3.3%	—	—
Other data:
ARPU	$43.54	$48.79	$(5.25)	(10.8)%
Average monthly total subscriber churn %	2.53%	2.11%	—	19.9%
Average monthly post-paid subscriber churn %	2.25%	1.88%	—	19.7%
Total number of subscribers (in thousands)(2)	12,857	12,472	385	3.1%
Gross subscriber additions (in thousands)(2)	2,308	2,422	(114)	(4.7)%
Net subscriber additions (in thousands)(2)	386	904	(518)	(57.3)%
Capital expenditures:
Property and equipment	$100	$126	$(26)	(20.6)%
Subscriber leased equipment—subscriber acquisitions	385	313	72	23.0%
Subscriber leased equipment—upgrade and retention	124	204	(80)	(39.2)%
Satellites	71	65	6	9.2%

Total capital expenditures	$680	$708	$(28)	(4.0)%

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014, as well as the ongoing impact of foreign currency exchange fluctuations.

(2)
DIRECTV Latin America subscriber data excludes subscribers on the Sky Mexico platform.

DIRECTV

Sky Brasil Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated Sky Brasil operations:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,576	$1,950	$(374)	(19.2)%
Operating profit before depreciation and amortization	405	600	(195)	(32.5)%
Operating profit before depreciation and amortization margin	25.7%	30.8%	—	—
Operating profit	$117	$262	$(145)	(55.3)%
Operating profit margin	7.4%	13.4%	—	—
Other Data:
ARPU	$46.40	$59.21	$(12.81)	(21.6)%
Total number of subscribers (in thousands)	5,655	5,617	38	0.7%
Total capital expenditures	$384	$390	$(6)	(1.5)%

        Subscribers.    In the six months ended June 30, 2015, net subscriber additions decreased as higher gross additions driven by increased advanced product sales were more than offset by the impact of a higher average monthly churn rate. Total churn increased due to a combination of factors including issues related to the migration of key systems that impacted existing subscribers, a higher mix of pre-paid customers, and a challenging economic and competitive environment.

        Revenues.    Revenues decreased in the six months ended June 30, 2015 due to a decrease in ARPU, partially offset by subscriber growth. The decrease in ARPU was primarily due to unfavorable exchange rates.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin decreased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to lower revenues along with higher broadcast operations expenses primarily associated with the buildout of a new broadband network. The operating profit before depreciation and amortization margin was also impacted by issues related to the system migration of customers which increased the growth in customer service and general and administrative expenses.

        Operating profit.    Operating profit and operating profit margin decreased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to the decrease in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,735	$1,560	$175	11.2%
Operating profit before depreciation and amortization(1)	384	97	287	*NM
Operating profit before depreciation and amortization margin(1)	22.1%	6.2%	—	—
Operating profit (loss)(1)	$97	$(146)	$243	*NM
Operating profit margin(1)	5.6%	*NM	—	—
Other Data:
ARPU	$41.23	$39.99	$1.24	3.1%
Total number of subscribers (in thousands)	7,202	6,855	347	5.1%
Total capital expenditures	$296	$318	$(22)	(6.9)%

*
Percentage not meaningful

(1)
Amounts include the impact of the Venezuelan devaluation charge of $281 million recorded in the first quarter of 2014, as well as the ongoing impact of foreign currency exchange fluctuations.

        Subscribers.    In the six months ended June 30, 2015, net subscriber additions decreased primarily due to a decline in prepaid gross additions mainly in Argentina, as well as an increase in the average monthly churn rate principally due to lower prepaid connection rates. Prepaid gross additions and reconnections rates in the six months ended June 30, 2014 were favorably impacted by demand related to the FIFA World Cup.

        Revenues.    Revenues increased in the six months ended June 30, 2015 due to subscriber growth and an increase in ARPU. The increase in ARPU was primarily driven by price increases and an increase in the number of subscribers with advanced services, partially offset by unfavorable exchange rates.

        Operating profit before depreciation and amortization.    Operating profit before depreciation and amortization and operating profit before depreciation and amortization margin increased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to $284 of charges related to the remeasurement of the Venezuelan bolivar denominated net monetary assets during the six months ended June 30, 2014 as compared to $39 million of such charges during the six months ended June 30, 2015. Also contributing to the increase were higher revenues and lower subscriber acquisition costs mainly resulting from the lower gross additions. These increases were partially offset by the impact of cost inflation, as well as the impact on average margins from depreciation of the Venezuelan bolivar and foreign currency transaction costs.

        Operating profit.    Operating profit and operating profit margin increased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the increase in operating profit before depreciation and amortization and operating profit before depreciation and amortization margin.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $46 million in the six months ended June 30, 2015 and $25 million in the six months ended June 30, 2014.

DIRECTV

        Interest expense.    Interest expense was $479 million in the six months ended June 30, 2015 and $462 million in the six months ended June 30, 2014.

        Other, net.    The significant components of "Other, net" were as follows:

	Six Months Ended June 30,		Change
	2015	2014	$
	(Dollars in Millions)
Equity in earnings from unconsolidated affiliates	$56	$78	$(22)
Net foreign currency transaction gains (losses)	(25)	11	(36)
Net gains (losses) from sale of investments	(4)	24	(28)
Other	3	(7)	10
Interest rate swap gain	2	2	—
Loss on early extinguishment of debt	—	(19)	19
Fair-value gain on non-employee stock options	—	3	(3)

Total	$32	$92	$(60)

        Income Tax Expense.    We recognized income tax expense of $895 million for the six months ended June 30, 2015 compared to $927 million for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015 was 37.7% compared to 40.2% for the six months ended June 30, 2014, primarily due to the unfavorable tax impact of a larger Venezuela currency devaluation in 2014.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Six Months Ended June 30,
	2015	2014
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$2.93	$2.70
Diluted earnings attributable to DIRECTV per common share	$2.91	$2.67
Weighted average number of common shares outstanding:
Basic	504	507
Diluted	508	512

        The increases in basic and diluted earnings per share were primarily due to higher net income attributable to DIRECTV.

LIQUIDITY AND CAPITAL RESOURCES

        Our principal sources of liquidity are our cash, cash equivalents and the cash flow that we generate from our operations. We expect that net cash provided by operating activities will grow and believe that our existing cash balances and cash provided by operations will be sufficient to fund our existing business plan.

        In March 2013, Sky Brasil entered into a Brazilian Real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2015, Sky Brasil had borrowings of R$552 million ($178 million) outstanding under the BNDES facility.

DIRECTV

        In the second quarter of 2014, Sky Brasil entered into a Brazilian Real denominated financing facility with Desenvolve SP, an agency created by Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. As of June 30, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility.

        As of June 30, 2015, our cash and cash equivalents totaled $5,061 million compared to $4,635 million at December 31, 2014. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.18 at June 30, 2015 and 1.27 at December 31, 2014.

Cash Flows Provided by Operating Activities

        Net cash flows provided by operating activities increased to $3,238 million for the six months ended June 30, 2015 from $3,064 million for the six months ended June 30, 2014. The increase was primarily due to an increase in operating profit before depreciation and amortization expense and an increase in working capital related to the timing of prepaid expenses and payables.

Cash Flows Used in Investing Activities

        Net cash flows used in investing activities decreased to $1,460 million for the six months ended June 30, 2015 from $1,509 million for the six months ended June 30, 2014. The decrease was primarily due to lower capital expenditures for subscriber leased set-top receivers, partially offset by an increase in purchases of short-term investments and higher satellite capital expenditures.

Cash Flows Used in Financing Activities

        Net cash flows used in financing activities increased to $1,311 million for the six months ended June 30, 2015 from net cash flows used in financing activities of $1,129 million for the six months ended June 30, 2014. The increase was due higher repayments of long-term debt and a decrease in long-term debt issuances in the six months ended June 30, 2015, partially offset by a decrease in our share repurchases due to the suspension of our share repurchase program in May 2014.

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

Debt

        At June 30, 2015, we had $19,512 million in total outstanding borrowings, which consisted of senior notes issued by DIRECTV U.S. and borrowings under the BNDES and Desenvolve SP financing facilities at Sky Brasil. Our outstanding borrowings are more fully described in Note 4 of the Notes to the Consolidated Financial Statements in Item 1, Part I of this Quarterly Report and in Note 10 of the Notes to the Consolidated Financial Statements in Item 8, Part II of our 2014 Form 10-K/A.

        As appropriate, we will evaluate our optimal leverage on an ongoing basis. We may purchase our outstanding senior notes in the future from time to time in open market transactions or otherwise as part of liability management initiatives.

DIRECTV

        Senior Notes.    In March 2015, DIRECTV U.S. repaid the 3.550% senior notes due in 2015, or the 2015 Notes, for the unpaid principal balance of $1,200 million, together with accrued and unpaid interest as of that date, as required by the indenture for the 2015 Notes.

        In March 2014, we exercised our early redemption right under the indenture of the 4.750% senior notes due in 2014, or the 2014 Notes, effective April 24, 2014. The redemption price was based on the remaining scheduled payments of principal and interest using a discount rate equal to the Treasury Rate (as defined in the indenture governing the 2014 Notes) plus 40 basis points, together with accrued and unpaid interest as of April 24, 2014. The aggregate principal amount of the 2014 Notes outstanding on March 20, 2014 was $1,000 million and we made a cash payment of $1,022 million in the second quarter of 2014 to redeem such Notes.

        At June 30, 2015, DIRECTV U.S.' senior notes had a carrying value of $19,303 million and a weighted-average coupon of 4.15%. The principal amount of our senior notes which have not been redeemed mature as follows: $2,250 million in 2016, $1,250 million in 2017, $750 million in 2018, $1,000 million in 2019, $1,300 million in 2020 and $12,736 million thereafter.

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

Revolving Credit Facilities and Commercial Paper

        Concurrent with the AT&T merger transaction close on July 24, 2015, we terminated our revolving credit facilities and commercial paper program which included the ability for us to borrow up to $2.5 billion.

Covenants and Restrictions

        The senior notes include covenants that limit DIRECTV U.S.'s and its subsidiaries' ability to, among other things, (i) incur certain liens, (ii) engage in certain sale leaseback transactions, and (iii) merge, consolidate or sell substantially all of its assets. If DIRECTV U.S. and its subsidiaries fail to comply with these covenants, all or a portion of its borrowings under the senior notes could become immediately payable. The senior notes provide that the borrowings may be required to be prepaid if certain change-in-control events, coupled with a ratings decline, occur.

        DIRECTV Group Holdings, LLC Guarantors.    Following the close of the AT&T merger transaction discussed in Note 1 of the Notes to the Consolidated Financial Statements in Part 1 Item 1, DIRECTV Group Holdings, LLC assumed as the successor of DIRECTV the guarantee of the senior notes on the terms set forth in the respective Supplemental Indentures and the Guarantee, dated as of July 24, 2015, with respect to each Supplemental Indenture (collectively, the "Guarantees"). For further information, refer to the Form 8-K filed with the SEC on July 24, 2015 by AT&T Inc.

DIRECTV

        DIRECTV Group Holdings, LLC guarantees all of the senior notes outstanding, jointly and severally with DIRECTV Holdings, LLC's material domestic subsidiaries. DIRECTV Group Holdings LLC unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

        As a result of the Guarantees, holders of the senior notes may have the benefit of DIRECTV Group Holdings, LLC 's interests in the assets and related earnings of our operations that are not held through DIRECTV Holdings LLC and its subsidiaries. Those operations are primarily our DTH digital television services throughout Latin America which are held by DIRECTV Latin America and our regional sports networks which are held by DSN. However, the subsidiaries that own and operate the DIRECTV Latin America business and the regional sports networks have not guaranteed the senior notes.

        The Guarantees are unsecured senior obligations of DIRECTV Group Holdings, LLC and rank equally in right of payment with all of DIRECTV Group Holdings, LLC's existing and future senior debt and rank senior in right of payment to all of DIRECTV Group Holdings, LLC 's future subordinated debt, if any. The Guarantees are effectively subordinated to all existing and future secured obligations, if any, of DIRECTV Group Holdings, LLC to the extent of the value of the assets securing the obligations. DIRECTV Group Holdings, LLC is not subject to the covenants contained in the indentures governing the senior notes and the Guarantees will terminate and be released on the terms set forth in each of the indentures.

BNDES Financing Facility

        In March 2013, Sky Brasil entered into a Brazilian real denominated financing facility with Banco Nacional de Desenvolvimento Econômico e Social, or BNDES, a government owned bank in Brazil, under which Sky Brasil may borrow funds for the purchase of set-top receivers. As of June 30, 2015, Sky Brasil had borrowings of R$552 million ($178 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.40% per year. As of December 31, 2014, Sky Brasil had borrowings of R$710 million ($267 million) outstanding under the BNDES facility bearing interest at a weighted-average rate of 5.11% per year. Borrowings under the facility are required to be repaid in 30 monthly installments. The U.S. dollar amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.10 / $1.00 and R$2.66 / $1.00 as of June 30, 2015 and December 31, 2014, respectively.

        Borrowings under the BNDES facility mature as follows: R$174 million ($56 million) in 2015, R$273 million ($88 million) in 2016 and R$102 million ($33 million) in 2017. The financing facility is collateralized by the financed set-top receivers with an original purchase price of approximately R$1,037 million ($335 million) based on the exchange rate of RR$3.10 / $1.00 as of June 30, 2015.

Desenvolve SP Financing Facility

        In the second quarter of 2014, Sky Brasil entered into a Brazilian real denominated financing facility with Desenvolve SP, an agency created by the Sao Paulo State Government for economic development, under which Sky Brasil may borrow funds for the construction of a satellite and broadcast facility. Each borrowing under the facility, including accrued interest, will be repaid in a single installment five years from the date of such borrowing. The financing facility is secured by a third party bank guarantee. As of June 30, 2015, Sky Brasil had borrowings of R$98 million ($31 million) under the facility bearing interest of 2.5% per year. As of December 31, 2014, Sky Brasil had borrowings of R$48 million ($18 million) under the facility bearing interest of 2.5% per year. The U.S. dollar

DIRECTV

amounts reflect the conversion of the Brazilian real denominated amounts into U.S. dollars based on the exchange rates of R$3.10 / $1.00 and R$2.66 / $1.00 as of June 30, 2015 and December 31, 2014, respectively.

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

        As of June 30, 2015, the mechanisms in Venezuela for exchanging Venezuelan bolivars into U.S. dollars were as follows: (i) the official government mechanism operated by the Venezuelan Central Bank, which has a fixed exchange rate of 6.3 Venezuelan bolivars per U.S. dollar mainly reserved for essential goods and services (ii) the auction based Sistema Complementario de Administración de Divisas, or SICAD, which is intended for dividend and royalty remittances as well as certain imports, including telecommunications equipment and (iii) an open market currency exchange system Sistema Marginal de Divisas, or SIMADI, which is based on supply and demand. As of June 30, 2015, the SICAD exchange rate was 12.8 Venezuelan bolivars per U.S. dollars and the SIMADI exchange rate was 197.7 Venezuelan bolivars per U.S. dollars.

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

        As of June 30, 2015, we believe that the SICAD rate was the most representative rate to use for remeasurement, as a limited amount of telecommunications equipment was imported at the SICAD rate during the six months ended June 30, 2015 and the official rate of 6.3 Venezuelan bolivars per U.S. dollar continued to be reserved only for the settlement of U.S. dollar denominated obligations related to purchases of "essential goods and services". In addition, we did not repatriate any amounts at the official rate or through the SICAD mechanism but we were able to repatriate an insignificant amount of Venezuelan bolivars through the SIMADI mechanism during the six months ended June 30, 2015. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015.

        Our Venezuelan subsidiary had Venezuelan bolivar denominated net monetary assets of $595 million, including cash of $629 million, as of June 30, 2015, based on the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar, as compared to Venezuelan bolivar denominated net monetary assets of $481 million, including cash of $481 million, as of December 31, 2014, based on the SICAD exchange rate of 12.0 Venezuelan bolivars per U.S. dollar. In addition, our Venezuelan

DIRECTV

subsidiary had $575 million of net property, equipment and intangible assets as of June 30, 2015 as compared to $574 million at December 31, 2014. In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" as a result of the change in the SICAD exchange rate.

        The exchange rate used to report net monetary assets and operating results of our Venezuelan subsidiary is currently based on the results of periodic SICAD auctions, which are expected to result in fluctuations in reported amounts that could be material to the results of operations in Venezuela in future periods and could materially affect the comparability of results for our Venezuelan subsidiary between periods. Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and would likely result in significant future devaluations or impairments of tangible and intangible assets.

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

Dividend Policy

        The Merger Agreement precluded the Company from paying a dividend so long as the Merger Agreement was in effect.

CONTRACTUAL OBLIGATIONS

        The following table sets forth our contractual obligations as of June 30, 2015, including the future periods in which payments are expected. Additional details regarding these obligations are provided in the Notes to the Consolidated Financial Statements in Part I, Item 1 referenced in the table below and the Notes to the Consolidated Financial Statements in Part II, Item 8 in our Form 10-K/A for the year ended December 31, 2014. The contractual obligations below do not include payments that could be made related to our net unrecognized tax benefits liability, which amounted to $548 million as of June 30, 2015. The timing and amount of any future payments is not reasonably estimable, as such

DIRECTV

payments are dependent on the completion and resolution of examinations with tax authorities. We do not expect a significant payment related to these obligations within the next twelve months.

	Payments Due By Period
Contractual Obligations	Total	2015	2016-2017	2018-2019	2020 and thereafter
	(Dollars in Millions)
Long-term debt obligations (Note 4)(a)	$30,117	$541	$5,254	$3,288	$21,034
Purchase obligations(b)	15,757	1,183	4,074	3,668	6,832
Operating lease obligations(c)	945	59	205	201	480
Capital lease obligations(d)	1,253	71	283	255	644

Total	$48,072	$1,854	$9,816	$7,412	$28,990

(a)
Long-term debt obligations include interest calculated based on the rates in effect at June 30, 2015, however, the obligations do not reflect potential prepayments required under indentures.

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

CRITICAL ACCOUNTING ESTIMATES

        For a discussion of our "Critical Accounting Estimates," see Item 7. Critical Accounting Estimates in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2014.

* * *

DIRECTV

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        There have been no material changes in our market risk during the six months ended June 30, 2015. For additional information, see Item 7A. Quantitative and Qualitative Disclosures About Market Risk in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2014.

* * *

ITEM 4.    CONTROLS AND PROCEDURES

        We carried out an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q under the supervision and with the participation of management, including our principal executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on the evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

        There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during our fiscal quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

* * *

DIRECTV

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        (a)   Material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which we became or were a party during the quarter ended June 30, 2015 or subsequent thereto, but before the filing of the report, are summarized below:

        NFL Sunday Ticket Litigation.    DIRECTV has been served with three putative class actions filed in the U.S; District Court for the Central District of California against DIRECTV and the NFL alleging among other things that the agreement among the defendants for DIRECTV's exclusive distribution of NFL Sunday Ticket violates Sections 1 and 2 of the Sherman Act and that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games. The complaint in Abrahamian v. National Football League, Inc., et al., was served in June 2015, the complaint in Ninth Inning Inc. v. National Football League, Inc., et al. was served in July 2015 and the complaint in Rookie Sports Café, L.L.C., et al., was served in August 2015. The complaints seek injunctions, unspecified treble damages and attorneys' fees. We are confident that our agreement with the NFL does not violate the Sherman Act and intend to vigorously defend the lawsuits.

        Major League Baseball Litigation.    A class was certified by Judge Shira Scheindlin in the case Lerner et al. v. Office of the Commissioner of Baseball et al. filed in May 2015 in federal court for the Southern District of New York. Judge Scheindlin ruled that the plaintiffs were entitled to seek an injunction on behalf of a class of subscribers who had purchased MLB Extra Innings from DIRECTV, Comcast and MLB, to prevent MLB from enforcing league rules that grant member teams exclusive home team territories. The Judge also ruled that the plaintiffs were not entitled to seek damages on behalf of the class. A trial is expected in the fall of 2015. The defendants intend to defend the case and pursue appeals to reverse the numerous errors of law that formed the bases of the trial court's orders.

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

* * *

ITEM 1A.    RISK FACTORS

        The risk factors included in our Annual Report on Form 10-K/A for the year ended December 31, 2014 have not materially changed. See Part I Item 2 of this Quarterly Report related to "forward-looking statements" which we incorporate by reference.

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

        During the three months ended June 30, 2015, there were no share repurchases.

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

DIRECTV GROUP HOLDINGS, LLC (Registrant)
Date: August 7, 2015	By:	/s/ PATRICK T. DOYLE Patrick T. Doyle (Duly Authorized Officer and Executive Vice President and Chief Financial Officer)

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document