Form 10-Q/A
period 2015-06-30
DIRECTV
filed 2015-10-20
CIK 1465112

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

DIRECTV

EXPLANATORY NOTE

        This Amendment No. 1 (the "Amendment") amends and restates the DIRECTV Group Holdings, LLC ("DIRECTV" or the "Company") Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed on August 7, 2015 (the "Original 10-Q"). As explained in the Original 10-Q, as a result of the timing of July 24, 2105 acquisition of DIRECTV by AT&T Inc. (AT&T), the Company's independent auditor was no longer regarded as independent and, as a result, the Original 10-Q, when filed, was not reviewed by an independent accountant using professional review standards and procedures as required by Rule 10-01(d) of Regulation S-X.

        The Amendment accordingly reflects the required review of the Company's financials by AT&T's independent auditor. In restating the consolidated financial statements for the three and six months ended June 30, 2015, due, in part, to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela as well as the July 24, 2015 acquisition and change in management of DIRECTV and the review by AT&T's independent auditor, we have elected to change the exchange rate used to measure our Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars and to impair the fixed assets as of June 30, 2015. The Company also made necessary conforming changes in "Management's Discussion and Analysis of Financial Condition and Results of Operations" resulting from the review.

        This Form 10-Q/A speaks as of the filing date of the Original 10-Q, and it does not reflect events occurring after the filing of the Original 10-Q, nor does it modify or update those disclosures presented therein, except with regard to the modifications described above.

DIRECTV

PART I—FINANCIAL INFORMATION (UNAUDITED)

ITEM 1.    FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
	(Dollars in Millions, Except Per Share Amounts)
Revenues	$8,441	$8,109	$16,584	$15,964
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	3,780	3,498	7,356	6,881
Subscriber service expenses	596	574	1,177	1,125
Broadcast operations expenses	118	107	235	204
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	900	898	1,788	1,725
Upgrade and retention costs	344	362	694	683
General and administrative expenses	601	517	1,115	971
Impairment of fixed and intangible assets	533	—	533	—
Venezuelan currency devaluation charge	519	—	519	281
Depreciation and amortization expense	721	729	1,451	1,443

Total operating costs and expenses	8,112	6,685	14,868	13,313

Operating profit	329	1,424	1,716	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	144	1,241	1,315	2,306
Income tax expense	(502)	(431)	(943)	(927)

Net income (loss)	(358)	810	372	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income (loss) attributable to DIRECTV	$(361)	$806	$369	$1,367

Basic earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.60	$0.73	$2.70
Diluted earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.59	$0.73	$2.67
Weighted average number of common shares outstanding (in millions):
Basic	504	504	504	507
Diluted	504	508	508	512

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME—AS RESTATED

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015 (As Restated)	2014	2015 (As Restated)	2014
	(Dollars in Millions)
Net income (loss)	$(358)	$810	$372	$1,379
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains (losses) arising during the period	83	6	(38)	(1)
Reclassification adjustments included in net income	(74)	(28)	20	(36)
Foreign currency translation adjustments	16	32	(116)	71

Other comprehensive income (loss)	25	10	(134)	34

Comprehensive income (loss)	(333)	820	238	1,413
Comprehensive (income) loss attributable to noncontrolling interest	(8)	(8)	10	(19)

Comprehensive income (loss) attributable to DIRECTV	$(341)	$812	$248	$1,394

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2015 (As Restated)	December 31, 2014
	(Dollars in Millions, Except Share Data)
ASSETS
Current assets
Cash and cash equivalents	$4,473	$4,635
Accounts receivable, net of allowances of $114 and $109	2,718	2,800
Inventories	418	299
Deferred income taxes	47	68
Prepaid expenses and other	738	1,017

Total current assets	8,394	8,819
Satellites, net	3,010	3,040
Property and equipment, net	6,055	6,721
Goodwill	3,885	3,929
Intangible assets, net	835	994
Investments and other assets	1,921	1,956

Total assets	$24,100	$25,459

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$4,681	$5,048
Unearned subscriber revenues and deferred credits	572	584
Current debt	2,355	1,327

Total current liabilities	7,608	6,959
Long-term debt	17,157	19,485
Deferred income taxes	1,624	1,726
Other liabilities and deferred credits	2,282	2,117
Commitments and contingencies
Stockholders' deficit
Common stock and additional paid-in capital—$0.01 par value, 3,950,000,000 shares authorized, 504,511,567 and 502,733,342 shares issued and outstanding of common stock at June 30, 2015 and December 31, 2014, respectively	3,645	3,613
Accumulated deficit	(8,039)	(8,408)
Accumulated other comprehensive loss	(552)	(418)

Total DIRECTV stockholders' deficit	(4,946)	(5,213)
Noncontrolling interest	375	385

Total stockholders' deficit	(4,571)	(4,828)

Total liabilities and stockholders' deficit	$24,100	$25,459

The accompanying notes are an integral part of these Consolidated Financial Statements.

DIRECTV

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2015 (As Restated)	2014
	(Dollars in Millions)
Cash Flows From Operating Activities
Net income	$372	$1,379
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization expense	1,451	1,443
Impairment of fixed and intangible assets	533	—
Venezuelan currency devaluation charge	519	281
Amortization of deferred revenues and deferred credits	(23)	(24)
Share-based compensation expense	53	45
Equity in earnings from unconsolidated affiliates	(57)	(78)
Net foreign currency transaction loss (gain)	64	(11)
Dividends received	7	—
Net losses (gains) from sale of investments	5	(17)
Deferred income taxes	95	115
Excess tax benefit from share-based compensation	(31)	(22)
Other	73	45
Change in other operating assets and liabilities:
Accounts receivable	65	133
Inventories	(111)	(29)
Prepaid expenses and other	304	122
Accounts payable and accrued liabilities	(214)	(342)
Unearned subscriber revenue and deferred credits	2	48
Other, net	131	(24)

Net cash provided by operating activities	3,238	3,064

Cash Flows From Investing Activities
Cash paid for property and equipment	(1,251)	(1,417)
Cash paid for satellites	(131)	(109)
Cash paid for short-term investments	(53)	—
Investment in companies, net of cash acquired	(23)	(8)
Proceeds from sale of investments	2	29
Other, net	(4)	(4)

Net cash used in investing activities	(1,460)	(1,509)

Cash Flows From Financing Activities
Issuance of commercial paper (maturity 90 days or less), net	—	25
Proceeds from short-term borrowings	—	270
Repayment of short-term borrowings	—	(235)
Proceeds from long-term debt	20	1,329
Debt issuance costs	—	(7)
Repayment of long-term debt	(1,255)	(1,026)
Repayment of other long-term obligations	(51)	(34)
Common shares repurchased and retired	—	(1,386)
Stock options exercised	9	10
Taxes paid in lieu of shares issued for share-based compensation	(65)	(57)
Excess tax benefit from share-based compensation	31	22
Other, net	—	(40)

Net cash used in financing activities	(1,311)	(1,129)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	(629)	(316)

Net increase (decrease) in cash and cash equivalents	(162)	110
Cash and cash equivalents at beginning of the period	4,635	2,180

Cash and cash equivalents at end of the period	$4,473	$2,290

Supplemental Cash Flow Information
Cash paid for interest	$412	$413
Cash paid for income taxes	384	767

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

        Long-Term Debt and Debt Issuance Costs    In April 2015, the FASB issued ASU No. 2015-03, "Interest—Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs" (ASU 2015-03), which will result in the reclassification of debt issuance costs from "Other Assets" to inclusion as a reduction of our reportable "Long-Term Debt" balance on our consolidated balance sheets. ASU 2015-03 becomes effective January 1, 2016, subject to early adoption, and will require full retrospective application. We do not expect this new standard to have a material impact on our consolidated balance sheets.

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

        DIRECTV Group Holdings, LLC guarantees all of the senior notes outstanding, jointly and severally with DIRECTV Holdings LLC's material domestic subsidiaries. DIRECTV Group Holdings, LLC unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

a result of the devaluation, we recorded a pre-tax charge in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations of $281 million in the first quarter of 2014, related to the remeasurement of the Venezuelan bolivar denominated net monetary assets of our Venezuelan subsidiary on March 31, 2014.

        In our Original 10-Q, the net monetary assets and liabilities were remeasured using the SICAD exchange rate. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015 in our Original 10-Q.

        Due to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela, effective June 30, 2015, in this amended Form 10-Q we have changed the exchange rate used to remeasure our Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars from SICAD to SIMADI as of June 30, 2015. The significant change in exchange rates required us to also evaluate the recoverability of our fixed and intangible assets and inventory, and we have determined a resulting impairment charge. During the second quarter of 2015, we recorded a pre-tax charge of $1,060 million, of which $533 million was recorded in "Impairment of fixed and intangible assets" and $519 million was recorded in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations—As Restated as a result of the change to the SIMADI exchange rate of 197.7 Venezuelan bolivars per U.S. dollars as of June 30, 2015 from the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 and the impairment of fixed and intangible assets and inventory.

        In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million based on the SICAD exchange rate. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" based on the SICAD exchange rate.

        Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and could result in significant future devaluations or impairments of tangible and intangible assets.

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        NFL Sunday Ticket Litigation.    DIRECTV has been served with several putative class actions filed in state and federal court in California and in federal court in New York. The complaints allege, among other things, that the agreement between DIRECTV and the National Football League for DIRECTV's exclusive distribution of NFL Sunday Ticket violates Sections 1 and 2 of the Sherman Act and California state law and that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games. The complaints seek to represent classes of DIRECTV residential and commercial subscribers to NFL Sunday Ticket and seek injunctions, unspecified treble damages and attorneys' fees. We are confident that our agreement with the NFL does not violate the Sherman Act and California state law and intend to vigorously defend the lawsuits.

        Major League Baseball Litigation.    A class was certified by Judge Shira Scheindlin in the case Lerner et al. v. Office of the Commissioner of Baseball et al. filed in May 2015 in federal court for the Southern District of New York. Judge Scheindlin ruled that the plaintiffs were entitled to seek an injunction on behalf of a class of subscribers who had purchased MLB Extra Innings from DIRECTV, Comcast and MLB, to prevent MLB from enforcing league rules that grant member teams exclusive home team territories. The Judge also ruled that the plaintiffs were not entitled to seek damages on behalf of the class. A trial is scheduled to begin in January 2016. The defendants intend to defend the case and pursue appeals to reverse the numerous errors of law that formed the bases of the trial court's orders.

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

        Early Cancellation Fees.    As previously reported, in 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. We have reached a settlement with the individual plaintiffs in the federal cases. In the California state court action, the United States Supreme Court agreed to review the California Court of Appeal's opinion affirming the denial of our motion to compel arbitration. A decision from the U.S. Supreme Court is expected in 2016. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

        State and Federal Inquiries.    From time to time, we receive investigative inquiries or subpoenas from state and federal authorities with respect to alleged violations of state and federal statutes. These inquiries may lead to legal proceedings in some cases.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Note 8: Stockholders' Deficit and Noncontrolling Interest

Capital Stock and Additional Paid-In Capital

        At June 30, 2015, our certificate of incorporation provided for the following capital stock: 3,950,000,000 shares of common stock, par value $0.01 per share, and 50,000,000 shares of preferred stock, par value $0.01 per share. Prior to the close of the merger transaction on July 24, 2015, DIRECTV common stock was entitled to one vote per share and traded on the NASDAQ, under the ticker "DTV". As of June 30, 2015 and December 31, 2014, there were no outstanding shares of preferred stock.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

        The following table sets forth a reconciliation of stockholders' deficit for the six months ended June 30, 2015:

		Stockholders' Deficit
	DIRECTV Common Shares	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total DIRECTV Stockholders' Deficit	Noncontrolling Interest	Total Stockholders' Deficit
	(Amounts in Millions, Except Share Data)
Balance as of January 1, 2015	502,733,342	$3,613	$(8,408)	$(418)	$(5,213)	$385	$(4,828)
Net income			369		369	3	372
Stock options exercised and restricted stock units vested and distributed	1,778,225	(53)			(53)		(53)
Share-based compensation expense		53			53		53
Tax benefit from share-based compensation		31			31		31
Other		1			1		1
Other comprehensive loss				(134)	(134)		(134)
CTA adjustment allocated to noncontrolling interest						(13)	(13)

Balance as of June 30, 2015	504,511,567	$3,645	$(8,039)	$(552)	$(4,946)	$375	$(4,571)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

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

Note 9: Earnings (Losses) Per Common Share

        We compute basic earnings (losses) per common share, or EPS, by dividing net income attributable to DIRECTV by the weighted average number of common shares outstanding for the period.

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
	(Dollars and Shares in Millions, Except Per Share Amounts)
Three Months Ended
June 30, 2015
Basic EPS
Net income (loss) attributable to DIRECTV	$(361)	504	$(0.72)
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	—	—

Diluted EPS
Adjusted net income (loss) attributable to DIRECTV	$(361)	504	$(0.72)

June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$806	504	$1.60
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	(0.01)

Diluted EPS
Adjusted net income attributable to DIRECTV	$806	508	$1.59

	Income	Shares	Per Share Amounts
	(Dollars and Shares in Millions, Except Per Share Amounts)
Six Months Ended
June 30, 2015
Basic EPS
Net income attributable to DIRECTV	$369	504	$0.73
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	4	—

Diluted EPS
Adjusted net income attributable to DIRECTV	$369	508	$0.73

June 30, 2014
Basic EPS
Net income attributable to DIRECTV	$1,367	507	$2.70
Effect of dilutive securities
Dilutive effect of stock options and restricted stock units	—	5	(0.03)

Diluted EPS
Adjusted net income attributable to DIRECTV	$1,367	512	$2.67

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

        Selected information for our operating segments, restated for the changes discussed in Note 6 above, is reported as follows:

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2015
DIRECTV U.S.	$6,708	$2	$6,710	$1,373	$433	$1,806
Sky Brasil	781	—	781	63	143	206
PanAmericana and Other	895	—	895	(1,064)	143	(921)

DIRECTV Latin America	1,676	—	1,676	(1,001)	286	(715)
Sports Networks, Eliminations and Other	57	(2)	55	(43)	2	(41)

Total	$8,441	$—	$8,441	$329	$721	$1,050

June 30, 2014
DIRECTV U.S.	$6,270	$2	$6,272	$1,319	$429	$1,748
Sky Brasil	1,011	—	1,011	114	175	289
PanAmericana and Other	778	—	778	28	121	149

DIRECTV Latin America	1,789	—	1,789	142	296	438
Sports Networks, Eliminations and Other	50	(2)	48	(37)	4	(33)

Total	$8,109	$—	$8,109	$1,424	$729	$2,153

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

	External Revenues	Intersegment Revenues	Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2015
DIRECTV U.S.	$13,164	$4	$13,168	$2,622	$871	$3,493
Sky Brasil	1,576	—	1,576	117	288	405
PanAmericana	1,735	—	1,735	(962)	287	(675)

DIRECTV Latin America	3,311	—	3,311	(845)	575	(270)
Sports Networks, Eliminations and Other	109	(4)	105	(61)	5	(56)

Total	$16,584	$—	$16,584	$1,716	$1,451	$3,167

June 30, 2014
DIRECTV U.S.	$12,355	$4	$12,359	$2,562	$855	$3,417
Sky Brasil	1,950	—	1,950	262	338	600
PanAmericana	1,560	—	1,560	(146)	243	97

DIRECTV Latin America	3,510	—	3,510	116	581	697
Sports Networks, Eliminations and Other	99	(4)	95	(27)	7	(20)

Total	$15,964	$—	$15,964	$2,651	$1,443	$4,094

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

        The following represents a reconciliation of operating profit before depreciation and amortization to reported net income on the Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Operating profit before depreciation and amortization	$1,050	$2,153	$3,167	$4,094
Depreciation and amortization	(721)	(729)	(1,451)	(1,443)

Operating profit	329	1,424	1,716	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	144	1,241	1,315	2,306
Income tax expense	(502)	(431)	(943)	(927)

Net income (loss)	(358)	810	372	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income (loss) attributable to DIRECTV	$(361)	$806	$369	$1,367

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

        The condensed consolidating statements of operations for the three and six months ended June 30, 2015, the condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2015 , the condensed consolidating statement of cash flows for the six months ended June 30, 2015 and the condensed consolidating balance sheet as of June 30, 2015 have been restated from the Original 10-Q to reflect the change in the exchange rate used to remeasure the net monetary assets and liabilities of our Venezuelan subsidiary to SIMADI from SICAD, as well as the charge recorded for the impairment of fixed and intangible assets and inventory, discussed further in Note 13 below. These restatements primarily impact the "Non-Guarantor Subsidiaries" column in the condensed

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

consolidating financial statements. In the condensed consolidating statement of operations for the three and six months ended June 30, 2015, the restatements primarily impact "Income tax benefit (expense)" for all columns due to changes in the allocation of federal and state income tax expenses based on pre-tax income.

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

(Unaudited)

Condensed Consolidating Statement of Operations—As Restated
For the Three Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$6,710	$1,772	$(41)	$8,441
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	3,121	689	(30)	3,780
Subscriber service expenses	—	—	404	194	(2)	596
Broadcast operations expenses	—	—	76	44	(2)	118
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	682	221	(3)	900
Upgrade and retention costs	—	—	301	46	(3)	344
General and administrative expenses	30	—	320	252	(1)	601
Impairment of fixed and intangible assets	—	—	—	533	—	533
Venezuelan currency devaluation charge	—	—	—	519	—	519
Depreciation and amortization expense	—	—	433	288	—	721

Total operating costs and expenses	30	—	5,337	2,786	(41)	8,112

Operating profit (loss)	(30)	—	1,373	(1,014)	—	329
Equity in income (loss) of consolidated subsidiaries	(346)	773	—	651	(1,078)	—
Interest income	1	—	1	22	—	24
Interest expense	—	(222)	(1)	(11)	—	(234)
Other, net	—	1	11	13	—	25

Income (loss) before income taxes	(375)	552	1,384	(339)	(1,078)	144
Income tax benefit (expense)	14	99	(611)	(4)	—	(502)

Net income (loss)	(361)	651	773	(343)	(1,078)	(358)
Less: Net income attributable to noncontrolling interest	—	—	—	(3)	—	(3)

Net income (loss) attributable to DIRECTV	$(361)	$651	$773	$(346)	$(1,078)	$(361)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Operations—As Restated
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Revenues	$—	$—	$13,168	$3,497	$(81)	$16,584
Operating costs and expenses
Costs of revenues, exclusive of depreciation and amortization expense
Broadcast programming and other	—	—	6,119	1,305	(68)	7,356
Subscriber service expenses	—	—	789	390	(2)	1,177
Broadcast operations expenses	—	—	157	82	(4)	235
Selling, general and administrative expenses, exclusive of depreciation and amortization expense
Subscriber acquisition costs	—	—	1,385	406	(3)	1,788
Upgrade and retention costs	—	—	609	88	(3)	694
General and administrative expenses	62	—	616	438	(1)	1,115
Impairment of fixed and intangible assets	—	—	—	533	—	533
Venezuelan currency devaluation charge	—	—	—	519	—	519
Depreciation and amortization expense	—	—	871	580	—	1,451

Total operating costs and expenses	62	—	10,546	4,341	(81)	14,868

Operating profit (loss)	(62)	—	2,622	(844)	—	1,716
Equity in income of consolidated subsidiaries	404	1,524	—	1,266	(3,194)	—
Interest income	1	3	1	41	—	46
Interest expense	—	(453)	(1)	(25)	—	(479)
Other, net	—	3	17	12	—	32

Income before income taxes	343	1,077	2,639	450	(3,194)	1,315
Income tax benefit (expense)	26	189	(1,115)	(43)	—	(943)

Net income	369	1,266	1,524	407	(3,194)	372
Less: Net income attributable to noncontrolling interest	—	—	—	(3)	—	(3)

Net income attributable to DIRECTV	$369	$1,266	$1,524	$404	$(3,194)	$369

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

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income—As Restated
For the Three Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income (loss)	$(361)	$651	$773	$(343)	$(1,078)	$(358)
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized gains arising during the period	83	83	—	83	(166)	83
Reclassification adjustments included in net income	(74)	(74)	—	(74)	148	(74)
Foreign currency translation adjustments	11	—	—	16	(11)	16

Other comprehensive income	20	9	—	25	(29)	25

Comprehensive income (loss)	(341)	660	773	(318)	(1,107)	(333)
Comprehensive income attributable to noncontrolling interest	—	—	—	(8)	—	(8)

Comprehensive income (loss) attributable to DIRECTV	$(341)	$660	$773	$(326)	$(1,107)	$(341)

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Comprehensive Income—As Restated
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Net income	$369	$1,266	$1,524	$407	$(3,194)	$372
Other comprehensive income (loss), net of taxes:
Cash flows hedges:
Unrealized losses arising during the period	(38)	(38)	—	(38)	76	(38)
Reclassification adjustments included in net income	20	20	—	20	(40)	20
Foreign currency translation adjustments	(103)	—	—	(116)	103	(116)

Other comprehensive loss	(121)	(18)	—	(134)	139	(134)

Comprehensive income	248	1,248	1,524	273	(3,055)	238
Comprehensive loss attributable to noncontrolling interest	—	—	—	10	—	10

Comprehensive income attributable to DIRECTV	$248	$1,248	$1,524	$283	$(3,055)	$248

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Balance Sheet—As Restated
As of June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
ASSETS
Total current assets	$3,360	$1,210	$3,105	$1,255	$(536)	$8,394
Satellites, net	—	—	1,669	1,341	—	3,010
Property and equipment, net	—	—	3,761	2,294	—	6,055
Goodwill	—	1,828	1,363	694	—	3,885
Intangible assets, net	—	—	506	337	(8)	835
Intercompany receivables	4,638	13,379	31,060	618	(49,695)	—
Investment in subsidiaries	(11,549)	22,926	—	(11,912)	535	—
Investments and other assets	136	77	626	1,202	(120)	1,921

Total assets	$(3,415)	$39,420	$42,090	$(4,171)	$(49,824)	$24,100

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Total current liabilities	$422	$2,605	$3,811	$1,306	$(536)	$7,608
Long-term debt	—	17,053	—	104	—	17,157
Deferred income taxes	—	21	1,703	20	(120)	1,624
Intercompany liabilities	642	31,076	13,379	4,598	(49,695)	—
Other liabilities and deferred credits	467	577	271	975	(8)	2,282
Stockholders' equity (deficit)
Common stock and additional paid-in capital	3,645	8	5,468	3,022	(8,498)	3,645
Retained earnings (accumulated deficit)	(8,039)	(11,947)	17,458	(14,160)	8,649	(8,039)
Accumulated other comprehensive income (loss)	(552)	27	—	(411)	384	(552)

Total DIRECTV stockholders' equity (deficit)	(4,946)	(11,912)	22,926	(11,549)	535	(4,946)
Noncontrolling interest	—	—	—	375	—	375

Total stockholders' equity (deficit)	(4,946)	(11,912)	22,926	(11,174)	535	(4,571)

Total liabilities and stockholders' equity (deficit)	$(3,415)	$39,420	$42,090	$(4,171)	$(49,824)	$24,100

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

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Condensed Consolidating Statement of Cash Flows—As Restated
For the Six Months Ended June 30, 2015

	Parent Guarantor	Co-Issuers	Guarantor Subsidiaries	Non- Guarantor Subsidiaries	Eliminations	DIRECTV Consolidated
	(Dollars in Millions)
Cash flows from operating activities
Net cash provided by (used in) operating activities	$2,596	$(700)	$2,990	$886	$(2,534)	$3,238

Cash flows from investing activities
Cash paid for property and equipment	—	—	(642)	(609)	—	(1,251)
Cash paid for satellites	—	—	(47)	(84)	—	(131)
Cash paid for short-term investments	—	—	—	(53)	—	(53)
Investment in companies, net of cash acquired	—	—	(18)	(5)	—	(23)
Proceeds from sale of investments	—	—	2	—	—	2
Intercompany payments (funding)	(148)	(701)	(2,996)	40	3,805	—
Other, net	—	—	—	(4)	—	(4)

Net cash used in investing activities	(148)	(701)	(3,701)	(715)	3,805	(1,460)

Cash flows from financing activities
Proceeds from long-term debt	—	—	—	20	—	20
Repayment of long-term debt	—	(1,200)	—	(55)	—	(1,255)
Repayment of other long-term obligations	—	—	(13)	(38)	—	(51)
Stock options exercised	9	—	—	—	—	9
Taxes paid in lieu of shares issued for share-based compensation	(65)	—	(51)	(14)	65	(65)
Excess tax benefit from share-based compensation	31	—	23	8	(31)	31
Intercompany payments (funding)	(39)	2,981	751	112	(3,805)	—
Cash dividend to Parent	—	(2,500)	—	—	2,500	—

Net cash provided by (used in) financing activities	(64)	(719)	710	33	(1,271)	(1,311)

Effect of exchange rate changes on Venezuelan cash and cash equivalents	—	—	—	(629)	—	(629)

Net increase (decrease) in cash and cash equivalents	2,384	(2,120)	(1)	(425)	—	(162)
Cash and cash equivalents at beginning of the period	680	3,191	20	744	—	4,635

Cash and cash equivalents at end of the period	$3,064	$1,071	$19	$319	$—	$4,473

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

Note 13: Restatement

        As discussed above in Note 6, due to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela, effective June 30, 2015, in this amended Form 10-Q we have changed the exchange rate used to remeasure our Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars from SICAD to SIMADI as of June 30, 2015. The significant change in exchange rates required us to also evaluate the recoverability of our fixed and intangible assets and inventory, and we have determined a resulting impairment charge. Accordingly, the unaudited Consolidated Statements of Operations for the three and six months ended June 30, 2015, Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015, Consolidated Balance Sheet as of June 30, 2015 and Consolidated Statements of Cash Flows for the six months ended June 30, 2015 have been restated from amounts previously reported to reflect this change in the exchange rate used to remeasure our Venezuelan's subsidiary's monetary assets and liabilities into U.S. dollars from SICAD to SIMADI as of June 30, 2015 and the impairment charge related to fixed assets and intangible assets and inventory.

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

        The following tables reconcile amounts previously reported to the "As Restated" amounts in the consolidated financial statements:

Consolidated Statements of Operations:

For the three months ended June 30, 2015	As Previously Reported	Adjustments	As Restated
	(Dollars in Millions)
Operating profit	$1,389	$(1,060)	$329
Income before income tax	1,204	(1,060)	144
Income tax expense	(454)	(48)	(502)
Net income (loss) attributable to DIRECTV	747	(1,108)	(361)
Basic earnings (losses) attributable to DIRECTV per common share	$1.48	$(2.20)	$(0.72)
Diluted earnings (losses) attributable to DIRECTV per common share	$1.47	$(2.19)	$(0.72)

For the six months ended June 30, 2015	As Previously Reported	Adjustments	As Restated
	(Dollars in Millions)
Operating profit	$2,776	$(1,060)	$1,716
Income before income tax	2,375	(1,060)	1,315
Income tax expense	(895)	(48)	(943)
Net income attributable to DIRECTV	1,477	(1,108)	369
Basic earnings attributable to DIRECTV per common share	$2.93	$(2.20)	$0.73
Diluted earnings attributable to DIRECTV per common share	$2.91	$(2.18)	$0.73

Consolidated Statements of Comprehensive Income:

For the three months ended June 30, 2015	As Previously Reported	Adjustments	As Restated
	(Dollars in Millions)
Net income (loss)	$750	$(1,108)	$(358)
Comprehensive income (loss)	775	(1,108)	(333)
Comprehensive income (loss) attributable to DIRECTV	767	(1,108)	(341)

For the six months ended June 30, 2015	As Previously Reported	Adjustments	As Restated
	(Dollars in Millions)
Net income (loss)	$1,480	$(1,108)	$372
Comprehensive income (loss)	1,346	(1,108)	238
Comprehensive income (loss) attributable to DIRECTV	1,356	(1,108)	248

DIRECTV

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS—(continued)

(Unaudited)

Consolidated Balance Sheet:

As of June 30, 2015	As Previously Reported	Adjustments	As Restated
	(Dollars in Millions)
Cash and cash equivalents	$5,061	$(588)	$4,473
Accounts receivable, net	2,754	(36)	2,718
Inventories	425	(7)	418
Deferred income taxes	65	(18)	47
Prepaid expenses and other	777	(39)	738
Total current assets	9,082	(688)	8,394
Property and equipment, net	6,477	(422)	6,055
Intangible assets, net	946	(111)	835
Total assets	25,321	(1,221)	24,100
Accounts payable and accrued liabilities	4,795	(114)	4,681
Total current liabilities	7,722	(114)	7,608
Other liabilities and deferred credits	2,281	1	2,282
Accumulated deficit	(6,931)	(1,108)	(8,039)
Total DIRECTV stockholders' deficit	(3,838)	(1,108)	(4,946)
Total stockholders' deficit	(3,463)	(1,108)	(4,571)
Total liabilities stockholders' deficit	25,321	(1,221)	24,100

Consolidated Statements of Cash Flows:

        The change to the Consolidated Statements of Cash Flows for the six months ended June 30, 2015 resulted from the remeasurement of Venezuelan bolivar denominated cash balances from SICAD to SIMADI as of June 30, 2015. The $588 million decrease in "Cash and cash equivalents" in the Consolidated Balance Sheets is reflected "Effect of exchange rate changes on Venezuela cash and cash equivalents" in the Consolidated Statements of Cash Flows.

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

  •
  Contingencies

  •
  Certain Relationships and Related-Party Transactions

  •
  Critical Accounting Estimates

DIRECTV

SUMMARY DATA

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Consolidated Statements of Operations Data:
Revenues	$8,441	$8,109	$16,584	$15,964
Total operating costs and expenses	8,112	6,685	14,868	13,313

Operating profit	329	1,424	1,716	2,651
Interest income	24	12	46	25
Interest expense	(234)	(230)	(479)	(462)
Other, net	25	35	32	92

Income before income taxes	144	1,241	1,315	2,306
Income tax expense	(502)	(431)	(943)	(927)

Net income (loss)	(358)	810	372	1,379
Less: Net income attributable to noncontrolling interest	(3)	(4)	(3)	(12)

Net income (loss) attributable to DIRECTV	$(361)	$806	$369	$1,367

Basic earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.60	$0.73	$2.70
Diluted earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.59	$0.73	$2.67
Weighted average number of total common shares outstanding (in millions):
Basic	504	504	504	507
Diluted	504	508	508	512

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in Millions)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$4,473	$4,635
Total current assets	8,394	8,819
Total assets	24,100	25,459
Total current liabilities	7,608	6,959
Long-term debt	17,157	19,485
Total stockholders' deficit	(4,571)	(4,828)

Reference should be made to the Notes to the Consolidated Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in Millions)
Other Data:
Operating profit before depreciation and amortization(1)
Operating profit	$329	$1,424	$1,716	$2,651
Add: Depreciation and amortization expense	721	729	1,451	1,443

Operating profit before depreciation and amortization	$1,050	$2,153	$3,167	$4,094

Operating profit before depreciation and amortization margin	12.4%	26.6%	19.1%	25.6%
Cash flow information
Net cash provided by operating activities	$1,602	$1,474	$3,238	$3,064
Net cash used in investing activities	(744)	(802)	(1,460)	(1,509)
Net cash provided by (used in) financing activities	(40)	(1,396)	(1,311)	(1,129)
Free cash flow(2)
Net cash provided by operating activities	1,602	1,474	3,238	3,064
Less: Cash paid for property and equipment	(638)	(767)	(1,251)	(1,417)
Less: Cash paid for satellites	(35)	(55)	(131)	(109)

Free cash flow	$929	$652	$1,856	$1,538

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

Selected Segment Data

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Three Months Ended
June 30, 2015
DIRECTV U.S.	$6,710	79.5%	$1,373	$433	$1,806
Sky Brasil	781	9.3%	63	143	206
PanAmericana and Other	895	10.6%	(1,064)	143	(921)

DIRECTV Latin America	1,676	19.9%	(1,001)	286	(715)
Sports Networks, Eliminations and Other	55	0.6%	(43)	2	(41)

Total	$8,441	100.0%	$329	$721	$1,050

June 30, 2014
DIRECTV U.S.	$6,272	77.3%	$1,319	$429	$1,748
Sky Brasil	1,011	12.5%	114	175	289
PanAmericana and Other	778	9.6%	28	121	149

DIRECTV Latin America	1,789	22.1%	142	296	438
Sports Networks, Eliminations and Other	48	0.6%	(37)	4	(33)

Total	$8,109	100.0%	$1,424	$729	$2,153

DIRECTV

SUMMARY DATA—(continued)

(Unaudited)

	Revenues	Percentage of Total Revenues	Operating Profit (Loss)	Depreciation and Amortization Expense	Operating Profit (Loss) Before Depreciation and Amortization(1)
	(Dollars in Millions)
Six Months Ended
June 30, 2015
DIRECTV U.S.	$13,168	79.4%	$2,622	$871	$3,493
Sky Brasil	1,576	9.5%	117	288	405
PanAmericana and Other	1,735	10.5%	(962)	287	(675)

DIRECTV Latin America	3,311	20.0%	(845)	575	(270)
Sports Networks, Eliminations and Other	105	0.6%	(61)	5	(56)

Total	$16,584	100.0%	$1,716	$1,451	$3,167

June 30, 2014
DIRECTV U.S.	$12,359	77.4%	$2,562	$855	$3,417
Sky Brasil	1,950	12.2%	262	338	600
PanAmericana and Other	1,560	9.8%	(146)	243	97

DIRECTV Latin America	3,510	22.0%	116	581	697
Sports Networks, Eliminations and Other	95	0.6%	(27)	7	(20)

Total	$15,964	100.0%	$2,651	$1,443	$4,094

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

        In our Original 10-Q, the net monetary assets and liabilities were remeasured using the SICAD exchange rate. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015 in our Original 10-Q.

        Due to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela, effective June 30, 2015, in this amended Form 10-Q we have changed the exchange rate used to remeasure our Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars from SICAD to SIMADI as of June 30, 2015. The significant change in exchange rates required us to also evaluate the recoverability of our fixed and intangible assets and inventory, and we have determined a resulting impairment charge. During the second quarter of 2015, we recorded a pre-tax charge of $1,060 million, of which $533 million was recorded in "Impairment of fixed and intangible assets" and $519 million was recorded in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations—As Restated as a result of the change to the SIMADI exchange rate of 197.7 Venezuelan bolivars per U.S. dollars as of June 30, 2015 from the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 and the impairment of fixed and intangible assets and inventory.

        In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million based on the SICAD exchange rate. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" based on the SICAD exchange rate.

        Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange

DIRECTV

mechanisms and rates will impact the comparability of our results of operations and financial position, and could result in significant future devaluations or impairments of tangible and intangible assets.

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

        Operating profit before depreciation and amortization margin declined primarily due to the higher broadcast programming and other costs. The decline was partially offset by lower upgrade and retention expenses, relatively lower growth to subscriber acquisition costs associated with the decrease in gross additions and unchanged general and administrative expenses.

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

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations, which does not include Sky Mexico:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,676	$1,789	$(113)	(6.3)%
Operating profit (loss) before depreciation and amortization	(715)	438	(1,153)	NM
Operating profit before depreciation and amortization margin	—	24.5%	—	—
Operating profit (loss)	$(1,001)	$142	$(1,143)	NM
Operating profit margin	—	7.9%	—	—
Other data:
ARPU	$43.73	$48.88	$(5.15)	(10.5)%
Average monthly total subscriber churn %	2.71%	2.10%	—	29.0%
Average monthly post-paid subscriber churn %	2.34%	1.90%	—	23.2%
Total number of subscribers (in thousands)(1)	12,857	12,472	385	3.1%
Gross subscriber additions (in thousands)(1)	1,205	1,311	(106)	(8.1)%
Net subscriber additions (in thousands)(1)	167	543	(376)	(69.2)%
Capital expenditures:
Property and equipment	$72	$70	$2	2.9%
Subscriber leased equipment—subscriber acquisitions	196	185	11	5.9%
Subscriber leased equipment—upgrade and retention	66	108	(42)	(38.9)%
Satellites	26	27	(1)	(3.7)%

Total capital expenditures	$360	$390	$(30)	(7.7)%

(1)
Amounts include the impact of the Venezuelan currency devaluation charge and impairment charge for fixed and intangible assets of $1,099 million recorded in the second quarter of 2015, as well as the ongoing impact of foreign currency exchange fluctuations.

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

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Three Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$895	$778	$117	15.0%
Operating profit (loss) before depreciation and amortization	(921)	149	(1,070)	*NM
Operating profit before depreciation and amortization margin	—	19.2%	—	—
Operating profit (loss)	$(1,064)	$28	$(1,092)	*NM
Operating profit margin	—	3.6%	—	—
Other Data:
ARPU	$42.00	$38.96	$3.04	7.8%
Total number of subscribers (in thousands)	7,202	6,855	347	5.1%
Total capital expenditures	$158	$161	$(3)	(1.9)%

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

        Operating profit (loss) before depreciation and amortization.    Operating profit before depreciation and amortization decreased to an operating loss before depreciation and amortization in the second quarter of 2015 as compared to the second quarter of 2014 primarily due to a $1,099 million devaluation charge of which $533 million was recorded in "Impairment of fixed and intangible assets" and $519 million was recorded in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations, related to the remeasurement of the Venezuelan bolivar denominated net monetary assets, as well as a fixed and intangible asset and inventory impairment charge during the second quarter of 2015.

        Operating profit (loss).    Operating profit decreased to an operating loss in the second quarter of 2015 as compared to the second quarter of 2014 due to the decrease in operating loss before depreciation and amortization, as well as an increase in depreciation and amortization expense due to higher total capitalized subscriber leased equipment and installations costs, as well as higher capitalized infrastructure costs.

DIRECTV Other Income and Income Taxes

        Interest income.    Interest income was $24 million in the second quarter of 2015 and $12 million in the second quarter of 2014.

DIRECTV

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

        Income Tax Expense.    We recognized income tax expense of $502 million for the second quarter of 2015 compared to $431 million for the second quarter of 2014. The effective tax rate for the second quarter of 2015 increased primarily due to the unfavorable tax impact of the Venezuela currency devaluation charge and higher foreign taxes during the second quarter of 2015.

Earnings (Losses) Per Share

        Earnings (losses) per share and weighted average shares outstanding were as follows:

	Three Months Ended June 30,
	2015	2014
	(Shares in Millions)
Basic earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.60
Diluted earnings (losses) attributable to DIRECTV per common share	$(0.72)	$1.59
Weighted average number of common shares outstanding:
Basic	504	504
Diluted	504	508

        The decreases in basic and diluted earnings per share were due to the net losses attributable to DIRECTV.

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

DIRECTV

DIRECTV Latin America Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated DIRECTV Latin America operations:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$3,311	$3,510	$(199)	(5.7)%
Operating profit (loss) before depreciation and amortization(1)	(270)	697	(967)	(138.7)%
Operating profit before depreciation and amortization margin(1)	—	19.9%	—	—
Operating profit (loss)(1)	$(845)	$116	$(961)	(828.4)%
Operating profit margin(1)	—	3.3%	—	—
Other data:
ARPU	$43.54	$48.79	$(5.25)	(10.8)%
Average monthly total subscriber churn %	2.53%	2.11%	—	19.9%
Average monthly post-paid subscriber churn %	2.25%	1.88%	—	19.7%
Total number of subscribers (in thousands) (2)	12,857	12,472	385	3.1%
Gross subscriber additions (in thousands) (2)	2,308	2,422	(114)	(4.7)%
Net subscriber additions (in thousands) (2)	386	904	(518)	(57.3)%
Capital expenditures:
Property and equipment	$100	$126	$(26)	(20.6)%
Subscriber leased equipment—subscriber acquisitions	385	313	72	23.0%
Subscriber leased equipment—upgrade and retention	124	204	(80)	(39.2)%
Satellites	71	65	6	9.2%

Total capital expenditures	$680	$708	$(28)	(4.0)%

(1)
Amounts include the impact of the Venezuelan devaluation charges and impairment charges of $1,099 million recorded in the second quarter of 2015 and $281 million recorded in the first quarter of 2014, as well as the ongoing impact of foreign currency exchange fluctuations.

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

DIRECTV

PanAmericana and Other Results of Operations

        The following table provides operating results and a summary of key subscriber data for the consolidated PanAmericana and Other operations:

	Six Months Ended and As of June 30,		Change
	2015	2014	$	%
	(Dollars in Millions, Except Per Subscriber Amounts)
Revenues	$1,735	$1,560	$175	11.2%
Operating profit (loss) before depreciation and amortization(1)	(675)	97	(772)	*NM
Operating profit before depreciation and amortization margin(1)	—	6.2%	—	—
Operating loss(1)	$(962)	$(146)	$(816)	*NM
Other Data:
ARPU	$41.23	$39.99	$1.24	3.1%
Total number of subscribers (in thousands)	7,202	6,855	347	5.1%
Total capital expenditures	$296	$318	$(22)	(6.9)%

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

        Operating profit (loss) before depreciation and amortization.    Operating profit before depreciation and amortization decreased to an operating loss before depreciation and amortization expense in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, primarily due to a $1,099 million devaluation charge, of which $533 million was recorded in "Impairment of fixed and intangible assets" and $519 million was recorded in "Venezuelan currency devaluation charge" in the Consolidated Statements of Operations, related to the remeasurement of the Venezuelan bolivar denominated net monetary assets, as well as a fixed and intangible asset and inventory impairment charge during the second quarter of 2015 compared to a $284 million of currency devaluation charge related to the remeasurement of the Venezuelan bolivar denominated net monetary assets during the six months ended June 30, 2014. These decreases were partially offset by higher revenues and lower subscriber acquisition costs mainly resulting from the lower gross additions.

        Operating loss.    Operating loss increased in the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to the decrease in operating profit before depreciation and amortization.

DIRECTV

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

        Income Tax Expense.    We recognized income tax expense of $943 million for the six months ended June 30, 2015 compared to $927 million for the six months ended June 30, 2014. The effective tax rate increased primarily due to the unfavorable tax impact of the larger Venezuela currency devaluation charge in 2015.

Earnings Per Share

        Earnings per share and weighted average shares outstanding were as follows:

	Six Months Ended June 30,
	2015	2014
	(Shares in Millions)
Basic earnings attributable to DIRECTV per common share	$0.73	$2.70
Diluted earnings attributable to DIRECTV per common share	$0.73	$2.67
Weighted average number of common shares outstanding:
Basic	504	507
Diluted	508	512

        The decreases in basic and diluted earnings per share were primarily due to the net losses attributable to DIRECTV.

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

        As of June 30, 2015, our cash and cash equivalents totaled $4,473 million compared to $4,635 million at December 31, 2014. As a measure of liquidity, the current ratio (ratio of current assets to current liabilities) was 1.10 at June 30, 2015 and 1.27 at December 31, 2014.

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

DIRECTV

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

DIRECTV

terms set forth in the respective Supplemental Indentures and the Guarantee, dated as of July 24, 2015, with respect to each Supplemental Indenture (collectively, the "Guarantees"). For further information, refer to the Form 8-K filed with the SEC on July 24, 2015 by AT&T Inc.

        DIRECTV Group Holdings, LLC guarantees all of the senior notes outstanding, jointly and severally with DIRECTV Holdings LLC's material domestic subsidiaries. DIRECTV Group Holdings, LLC unconditionally guarantees that the principal and interest on the respective senior notes will be paid in full when due and that the obligations of the Co-Issuers to the holders of the outstanding senior notes will be performed.

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

DIRECTV

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

        In our Original 10-Q, the net monetary assets and liabilities were remeasured using the SICAD exchange rate. During the second quarter of 2015, we recorded $39 million in "General and administrative expenses" in the Consolidated Statements of Operations as a result of the change in the SICAD exchange rate to 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 from 12.0 Venezuelan bolivars per U.S. dollar as of March 31, 2015 in our Original 10-Q.

        Due to the continued economic uncertainty and lack of liquidity in all three of the official currency exchange mechanisms in Venezuela, effective June 30, 2015, in this amended Form 10-Q we have changed the exchange rate used to remeasure our Venezuelan subsidiary's monetary assets and liabilities into U.S. dollars from SICAD to SIMADI as of June 30, 2015. The significant change in exchange rates required us to also evaluate the recoverability of our fixed and intangible assets and inventory, and we have determined a resulting impairment charge. During the second quarter of 2015, we recorded a pre-tax charge of $1,060 million, of which $533 million was recorded in "Impairment of fixed and intangible assets" and $519 million was recorded in "Venezuelan currency devaluation

DIRECTV

charge" in the Consolidated Statements of Operations—As Restated as a result of the change to the SIMADI exchange rate of 197.7 Venezuelan bolivars per U.S. dollars as of June 30, 2015 from the SICAD exchange rate of 12.8 Venezuelan bolivars per U.S. dollar as of June 30, 2015 and the impairment of fixed and intangible assets and inventory.

        In the second quarter of 2015, our Venezuelan subsidiary generated revenues of approximately $250 million and operating profit before depreciation and amortization of approximately $80 million based on the SICAD exchange rate. During the six months ended June 30, 2015, our Venezuelan subsidiary generated revenues of approximately $500 million and operating profit before depreciation and amortization of approximately $180 million, excluding the impact of the $39 million exchange rate losses recorded in "General and administrative expenses" based on the SICAD exchange rate.

        Significant uncertainties exist regarding the exchange mechanisms in Venezuela including the nature of transactions that are eligible for repatriation though the official process, SICAD or SIMADI, or any other new exchange mechanism that may emerge, how such mechanisms will operate in the future, as well as the volume of U.S. dollars available under each mechanism. Changes in exchange mechanisms and rates will impact the comparability of our results of operations and financial position, and could result in significant future devaluations or impairments of tangible and intangible assets.

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

        NFL Sunday Ticket Litigation.    DIRECTV has been served with several putative class actions filed in state and federal court in California and in federal court in New York. The complaints allege, among other things, that the agreement between DIRECTV and the National Football League for DIRECTV's exclusive distribution of NFL Sunday Ticket violates Sections 1 and 2 of the Sherman Act and California state law and that plaintiffs have been overcharged for the televised presentation of out-of-market NFL games. The complaints seek to represent classes of DIRECTV residential and commercial subscribers to NFL Sunday Ticket and seek injunctions, unspecified treble damages and attorneys' fees. We are confident that our agreement with the NFL does not violate the Sherman Act and California state law and intend to vigorously defend the lawsuits.

        Major League Baseball Litigation.    A class was certified by Judge Shira Scheindlin in the case Lerner et al. v. Office of the Commissioner of Baseball et al. filed in May 2015 in federal court for the Southern District of New York. Judge Scheindlin ruled that the plaintiffs were entitled to seek an injunction on behalf of a class of subscribers who had purchased MLB Extra Innings from DIRECTV, Comcast and MLB, to prevent MLB from enforcing league rules that grant member teams exclusive home team territories. The Judge also ruled that the plaintiffs were not entitled to seek damages on behalf of the class. A trial is scheduled to begin in January 2016. The defendants intend to defend the case and pursue appeals to reverse the numerous errors of law that formed the bases of the trial court's orders.

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

        Early Cancellation Fees.    As previously reported, in 2008, a number of plaintiffs filed putative class action lawsuits in state and federal courts challenging the early cancellation fees we assess our customers when they do not fulfill their programming commitments. We have reached a settlement with the individual plaintiffs in the federal cases. In the California state court action, the United States Supreme Court agreed to review the California Court of Appeal's opinion affirming the denial of our motion to compel arbitration. A decision from the U.S. Supreme Court is expected in 2016. We believe that our early cancellation fees are adequately disclosed, and represent reasonable estimates of the costs we incur when customers cancel service before fulfilling their programming commitments.

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

* * *

DIRECTV

ITEM 6.    EXHIBITS

Exhibit Number	Exhibit Name
*31.1	Certification of the Chief Executive Officer
*31.2	Certification of the Chief Financial Officer
*32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Furnished, not filed.

††
Management contract or compensatory plan or arrangement.

* * *

DIRECTV

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIRECTV GROUP HOLDINGS, LLC (Registrant)
Date: October 19, 2015	By:	/s/ JOHN J. STEPHENS John J. Stephens Senior Executive Vice President and Chief Financial Officer

DIRECTV

EXHIBIT INDEX

Exhibit Number	Exhibit Name
31.1	Certification of the Chief Executive Officer
31.2	Certification of the Chief Financial Officer
32	Section 1350 Certifications
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document